Form 10QSB
period 2000-03-21
I TRAX COM INC
filed 2000-05-15
CIK 1110189

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2000

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT

                         Commission File Number: 0-30275

                                I-TRAX.COM, INC.
                   ------------------------------------------
              (Exact name of small business issuer in its charter)

             Delaware                                          13-3212593
--------------------------------------                    ---------------------
   (State or other jurisdiction)                             (I.R.S. Employer
                                                            Identification No.)

             12020 Sunrise Valley Drive, Suite 350, Reston, VA 20191
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (703) 860-0600
                 -----------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of March 31, 2000, the Registrant had 17,828,084 shares of its $0.001 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     INDEX

                                                                            Page

PART I  FINANCIAL INFORMATION................................................ 2
     Item 1.   Financial Statements ......................................... 2
     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................13

PART II OTHER INFORMATION....................................................16
     Item 1.   Legal Proceedings.............................................16
     Item 2.   Changes in Securities.........................................16
     Item 3.   Defaults upon Senior Securities...............................16
     Item 4.   Submission of Matters to a Vote of Security Holders...........17
     Item 5.   Other Information.............................................17
     Item 6.   Exhibits and Reports on Form 8-K..............................17

PART I Financial Statements

Item 1. Financial Statements




                                I-TRAX.COM, INC.

                              FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (UNAUDITED)

                                I-TRAX.COM, INC.
                          INDEX TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                     Page
                                                                    Number

Balance sheets at March 31, 2000 (unaudited) and
  December 31, 1999                                                   4

Statements of operations for the three months
     ended March 31, 2000 and 1999 (unaudited)                        5

Statement of stockholders' equity for the
    three months ended March 31, 2000 (unaudited)                     6

Statements of cash flows for the three months
    ended March 31, 2000 and 1999 (unaudited)                         7

Notes to financial statements (unaudited)                         8 to 12

                                I-TRAX.COM, INC.
                                 BALANCE SHEETS


                                     ASSETS
                                     ------

                                                                                       March 31,
                                                                                         2000                 December 31,
                                                                                     (unaudited)                  1999
                                                                                      -----------             -----------
Current assets:
  Cash                                                                                $ 1,387,547             $   195,728
  Accounts receivable                                                                     213,183                 412,038
  Prepaid expenses and other costs                                                        169,524                  24,770
                                                                                      -----------             -----------
    Total current assets                                                                1,770,254                 632,536
                                                                                      -----------             -----------

Property and equipment, net                                                                56,129                  36,120
Security deposits                                                                          49,662                  40,162
                                                                                      -----------             -----------
    Total assets                                                                      $ 1,876,045             $   708,818
                                                                                      ===========             ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
   Accounts payable and accrued expenses                                              $   144,865             $   192,578
   Convertible note payable                                                                     -                  37,500
     Due to related parties                                                                48,048                  66,048
                                                                                      -----------             -----------
               Total current liabilities                                                  192,913                 296,126
                                                                                      -----------             -----------


Commitments & Contingencies  (Note 5)                                                         -                         -

Stockholders' Equity:
     Preferred Stock  - $.001 par value, 2,000,000 shares authorized,
          -0- issued and outstanding                                                         -                          -
     Common Stock - $.001 par value, 50,000,000 shares authorized,
          17,828,084 and 16,028,084 issued and outstanding, respectively                   17,828                  16,028
     Additional paid - in capital                                                       2,836,379               1,043,299
     Accumulated deficit                                                               (1,171,075)               (646,635)
                                                                                      -----------             -----------
          Total stockholders' equity                                                    1,683,132                 412,692
                                                                                      -----------             -----------

               Total Liabilities and Stockholders' Equity                             $ 1,876,045             $   708,818
                                                                                      ===========             ===========


           See accompanying notes to financial statements (unaudited)

                                I-TRAX.COM, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                                                                           Three months       Three months
                                                                                              ended             ended
                                                                                             March 31,         March 31,
                                                                                               2000              1999
                                                                                            -----------       ----------
Revenue                                                                                     $         -       $  223,950
                                                                                            -----------       ----------
Operating expenses:
     Cost of revenue                                                                                  -          124,083
     Selling, general and administrative                                                        535,086          108,992
      Research and development                                                                      583           41,707
                                                                                            -----------       ----------
Total operating expenses                                                                        535,669          274,782
                                                                                            -----------       ----------

Loss before other income
     (expenses) and provision for income tax                                                   (535,669)         (50,832)
                                                                                            -----------       ----------

Other income (expenses):
     Miscellaneous income                                                                        11,253
     Interest expense                                                                               (24)            (168)
                                                                                            -----------       ----------

     Total other income (expenses)                                                               11,229             (168)
                                                                                            -----------       ----------

Loss before provision for income taxes                                                         (524,440)         (51,000)
                                                                                            -----------       ----------

Provision for income taxes                                                                            -                -
                                                                                            -----------       ----------
Net loss                                                                                    $  (524,440)      $  (51,000)
                                                                                            ===========       ==========

Basic
     Net loss                                                                               $      (.03)      $     (.06)
                                                                                            ===========       ==========
Weighted average number of shares
     outstanding                                                                             16,928,084          853,000
                                                                                            ===========       ==========



           See accompanying notes to financial statements (unaudited)

                                I-TRAX.COM, INC.
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

                                            Common Stock                Additional                              Total
                                      -------------------------          Paid-in         Accumulated         Stockholders'
                                        Shares          Amount           Capital           Deficit              Equity
                                      ----------    -----------      -------------      -------------       --------------
Balances at December 31, 1999         16,028,084    $    16,028      $   1,043,299       $   (646,635)      $     412,692

Sale of common stock,
  net of costs                         1,800,000          1,800          1,793,080                  -           1,794,880
Net loss for the three months
 ended March 31, 2000                          -              -                  -           (524,440)           (524,440)
                                      ----------    -----------      -------------       ------------       -------------

 Balances at March 31, 2000           17,828,084    $    17,828      $   2,836,379       $ (1,171,075)      $   1,683,132
                                      ==========    ===========      =============       ============       =============



           See accompanying notes to financial statements (unaudited)

                                 I-TRAX.COM, INC
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                                            Three months         Three months
                                                                                                ended                ended
                                                                                              March 31,            March 31,
                                                                                                2000                 1999
                                                                                            -----------         -----------
Operating activities:
  Net loss                                                                                  $  (524,440)        $   (53,804)
  Adjustments to reconcile net loss to net
    cash used for operating activities:
    Depreciation and amortization                                                                 7,204                 542
 Decrease (increase) in:
    Accounts receivable                                                                         198,855              42,550
    Prepaid expenses and other current assets                                                  (144,754)            (16,150)
    Security deposits                                                                            (9,500)                  -
 (Decrease) increase in:
    Accounts payable and accrued expenses                                                       (47,713)            (72,231)
                                                                                            -----------         -----------
Net cash used for operating activities                                                         (520,348)            (99,093)
                                                                                            -----------         -----------
Investing activities:
   Purchase of property and equipment                                                           (27,213)             (3,298)
                                                                                            -----------         -----------
Net cash used for investing activities                                                          (27,213)             (3,298)
                                                                                            -----------         -----------
Financing activities:
  (Repayment of) proceeds from notes payable                                                    (37,500)            150,000
  Repayments to related parties                                                                 (18,000)                  -
   Net proceeds from sale of common stock                                                     1,794,880                   -
                                                                                            -----------         -----------

Net cash provided by financing activities                                                     1,739,380             150,000
                                                                                            -----------         -----------
Net increase in cash                                                                          1,191,819              47,609

Cash and cash equivalents at beginning of year                                                  195,728              52,882
                                                                                            -----------         -----------
Cash and cash equivalents at end of year                                                    $ 1,387,547         $   100,491
                                                                                            ===========         ===========
Supplemental disclosure of non-cash flow information:
   Cash paid during the year for:
        Interest                                                                            $        24         $       168
                                                                                            ===========         ===========
        Income taxes                                                                        $         -         $         -
                                                                                            ===========         ===========


           See accompanying notes to financial statements (unaudited).

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)



NOTE 1 -- ORGANIZATION

          Nature of Business
          ------------------

          I-Trax.com, Inc (the "Company") was incorporated in the state of Delaware on May 23, 1969 under the name Marmac Corporation. During December 1979, the Company changed its name to Ibex Industries International, Inc. During April 1996, in connection with the acquisition of assets and the assumption of liabilities of various medical practices (which reverted back to the original owners during 1997 as a result of cash flow deficiencies), the Company changed its name to U.S. Medical Alliance, Inc. The Company, on August 27, 1999 changed its name to I-Trax.com, Inc. prior to the merger discussed below.

          Pursuant to a merger agreement dated as of December 14, 1999 (with an effective date of December 30, 1999), the Company issued 8,000,082 shares of its common stock in exchange for all the issued and outstanding common stock of Member-Link Systems, Inc. ("Memberlink"). Memberlink which is also a Delaware corporation, is a health information technology company which has developed certain software technology which it sells and licenses to various organizations, including but not limited to governmental agencies.

          The merger of the Company and Memberlink has been treated as a recapitalization of Memberlink with Memberlink as the acquirer (reverse acquisition). The accompanying financial statements reflect this transaction as if it had occurred on January 1, 1998. Such transaction is considered a capital transaction whereby Memberlink contributed its stock for the net assets of the Company. Upon consummation of the merger on December 30, 1999, the shareholders of Memberlink received 8,000,082 shares of the Company's common stock, which then represented 49.9% of the outstanding common stock immediately after the issuance. Simultaneously with the merger, Memberlink's former President was elected as the Company's President. Upon consummation of the merger transaction the Company was recapitalized and Memberlink ceased to exist with the Company being the surviving entity.

          Memberlink was originally incorporated in the state of New York on June 8, 1993. On June 29, 1999, Memberlink as a New York corporation was merged into Memberlink - Delaware pursuant to an agreement and plan of merger dated June 29, 1999. In connection with such merger, the previous shareholders of Memberlink New York exchanged their stock on a one for one basis for a total of 1,323,518 shares of MemberLink - Delaware.

NOTE 2 -- INTERIM RESULTS AND BASIS OF PRESENTATION

          The unaudited financial statements as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 have been prepared by us and are unaudited. In our opinion, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2000 and the results of our operations and cash flows for the three month periods ended March 31, 2000 and 1999.

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)



NOTE 2 -- INTERIM RESULTS AND BASIS OF PRESENTATION (cont'd)

          The results for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 1999 as included in our report on Form 10-SB filed on April 10, 2000.

NOTE 3 -- CONVERTIBLE NOTE PAYABLE

          During 1996, the Company issued subordinated convertible promissory notes to investors, accruing interest at an annual rate of 10% which were convertible into shares of common stock at a conversion rate of one share for each $5 of principal and accrued and unpaid interest.

          During October 1999, all such noteholders, except one, agreed to convert their principal balance on the notes which amounted to $405,500 at $1.50 per share. Accordingly, the Company issued 270,333 shares of its common stock to certain noteholders. All interest due pursuant to the notes was waived by all noteholders. The convertible note balance at December 31, 1999 amounting to $37,500 represents one noteholder who did not convert the note to common stock, and accordingly, was repaid the principal balance in full during the quarter ended March 31, 2000.

NOTE 4 -- DUE TO RELATED PARTIES

          Due to related parties as of March 31, 2000 amounting to $48,048 is comprised of the following:

            i) Advances made by a former officer of Memberlink amounting to $35,683. The former officer and current shareholder of the Company has agreed to a repayment of the advances at a rate of $3,000 per month until fully paid, without interest, commencing April 2000.

           ii) Advances made by a current officer of the Company (previously an officer of Memberlink) amounting to $679. The amount is due on demand and is non-interest bearing.

          iii) Advances made by a relative of the officer discussed in (ii) above amounting to $11,686. The amount is also due on demand and is non-interest bearing.

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)



NOTE 5 -- COMMITMENTS AND CONTINGENCIES

          a) Lack of Insurance
             -----------------

             The Company through March 14, 2000, did not maintain any liability insurance or any other form of general insurance. Although the Company is not aware of any claims resulting from product malfunctions or any other type, there is no assurance that none exists.

          b) Significant customers and vendors.
             ---------------------------------

             For the three months ended March 31, 1999, the Company had one unrelated customer, which accounted for 100%, of total revenues. As of March 31, 2000, the Company had one unrelated customer, which accounted for 76% of accounts receivables.

          c) Office Lease
             ------------

             On October 22, 1999, the Company entered into a non-cancelable lease agreement for its administrative offices pursuant to a five year lease expiring October 31, 2004 with annual rent at approximately $162,000 before annual escalations.

             The Company's approximate future minimum rental payments under non-cancelable operating leases in effect on December 31, 1999 are as follows:

                      2000                             $ 161,376
                      2001                               166,212
                      2002                               171,192
                      2003                               176,352
                      2004                               151,370
                                                       ---------
                                                       $ 826,502

             Prior to October 1999, the Company rented office space on a month to month basis at a rate of approximately $2,500 per month for a portion of the year ended December 31, 1999.

             Rent expense for the three months ended March 31, 2000 and 1999 amounted to approximately $43,439 and $7,500, respectively.

          d) Employment Agreements
             ---------------------

             i) On June 1, 1999, Memberlink entered into four employment agreements with certain officers' of the Company. The employment agreements terminate on May 31, 2000 with annual salaries ranging from $125,000 to $175,000. Subsequent to year end, the Company began renegotiating the remaining three employment agreements (since one was terminated) due to the merger effectuated on December 30, 1999.

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)



NOTE 5 -- COMMITMENTS AND CONTINGENCIES (cont'd)

          d) Employment Agreements (cont'd)
             ------------------------------

             Effective April 4, 2000, the Company and an employee responsible to act as in-house counsel for the Company, executed an agreement of settlement for the termination of the underlying employment agreement entered on June 1, 1999. The Company agreed to pay $50,000, payable in $10,000 monthly installments commencing April 15, 2000 as settlement payments. The Company also agreed to arrange for the sale of 70,000 shares of the employee's common stock in the Company at a price of not less than a $1.25 per share.

             ii) The Company entered into an employment agreement on November 29, 1999, with an individual to act as the Company's Chief Medical Officer at an annual salary of $85,000. In addition, the Company agreed to grant options to purchase 100,000 shares of common stock in accordance with the Company's newly established 2000 Equity Compensation Plan (see note 9(c)). Such options will vest in increments to be determined, but in no event no later than November 29, 2002. Such individual also received additional 100,000 common shares, valued at $12,500 for past services rendered to the Company during the year ended December 31, 1999. Lastly, the individual is also entitled to a sales bonus for sales (after costs and related expenses) of the Company's application systems for which he is primarily responsible.

          e) Judgments
             ---------

             During 1998, several judgments were entered against U.S. Medical Alliance, the predecessor to the Company, relating among other things, the Company's prior line of business of managing physician practices. The allegations made in the underlying suits relate to wrongful discharge, general breach of contract, breach of equipment lease agreements and miscellaneous vendor claims. The aggregate amount of such judgments entered against the Company and certain associated physicians is approximately $600,000. None of the plaintiffs in the underlying suits have attempted to collect on the entered judgments. While it remains unclear whether the Company can successfully satisfy the judgments in a favorable manner, based on a reasoned opinion issued by the Company's special counsel retained to resolve these matters, the Company accrued, as of December 31, 1999, $22,500 as a reserve for satisfying such judgments.

NOTE 9 -- STOCKHOLDERS' EQUITY

          a) Issuance of common stock for settlement of debt
             -----------------------------------------------

             During 1996, the Company issued subordinated convertible promissory notes to investors accruing interest at an annual rate of 10% which were convertible into shares of common stock at a conversion rate of one share for each $5 of principal and accrued and unpaid interest.

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)



NOTE 9 -- STOCKHOLDERS' EQUITY

          a) Issuance of common stock for settlement of debt (cont'd)
             --------------------------------------------------------

             During October 1999, all such noteholders, except one, agreed to convert their principal balance on the notes which amounted to $405,500 at $1.50 per share. Accordingly, the Company issued 270,333 shares of its common stock to certain noteholders. All accrued and unpaid interest on such notes was waived by all noteholders. The convertible note balance at December 31, 1999 amounting to $37,500 represents one noteholder who did not convert the note to common stock, and accordingly, was repaid the principal balance in full during the quarter ended March 31, 2000.

          b) Sale of common stock
             --------------------

             During January and February 2000, the Company sold an aggregate of 1,800,000 shares of its common stock at $1 per share yielding net proceeds of approximately $1,794,880 after certain offering expenses. Such shares were sold pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933.

          c) 2000 Equity Compensation Plan
             -----------------------------

             During February 2000, the Company established the 2000 Equity Compensation Plan (the "Plan") to provide (i) designated employees of the Company and its subsidiaries, (ii) certain consultants and advisors who perform services for the Company or its subsidiaries, and (iii) non-employee members of the Board of Directors of the Company with the opportunity to receive grants of incentive stock options, non-qualified stock options and restricted stock.

             The aggregate number of shares of common stock of the Company that may be issued or transferred under the Plan is 3,000,000 shares. The maximum aggregate number of shares of that shall be subject to grants made under the Plan to any individual during any calendar year shall be 350,000 shares.

             During March 2000, the Company granted pursuant to the above Plan an aggregate of 550,000 shares of its common stock at $1.00 per share pursuant to a vesting period commencing June 12, 2000 through March 14, 2002.


NOTE 10 -- SUBSEQUENT EVENT

             On April 10, 2000, the Company entered into a non-cancelable lease agreement for its executive offices pursuant to a five year lease expiring June 29, 2005 with annual rent of approximately $123,000 per year before annual escalations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Basis of Presentation

           The following discussion of the financial condition and related results of operations of I-Trax.com, Inc. (the "Company") should be reviewed in conjunction with the financial statements of the Company and related notes appearing on the preceding pages as well as the Company's audited financial statement for the fiscal year ended December 31, 1999, attached to our Registration Statement on Form 10-SB, filed on April 10, 2000. The Company believes that the merger of Member-Link Systems, Inc., into the Company effective as of December 30, 1999 will have substantial impact on its future operating results.

Introduction

           We were incorporated in the State of Delaware under the name of Marmac Corporation in May 1969. In December 1979, we changed the Company's name to Ibex Industries International, Inc. On April 1, 1996, we purchased the assets of certain physician practices, changed the Company's name to U.S. Medical Alliance, Inc., and commenced operations as a physician practice management company.

           As U.S. Medical Alliance, we completed one additional physician practice acquisition. However, we did not have adequate liquidity and capital resources to withstand the downturn in the physician practice management industry, nor the ability to acquire profitable physician practices.

           During 1997, the Company, formerly known as US Medical Alliance, Inc., ceased doing its business activities as a physician practice management company and embarked on a program of winding down such activities, returning physician practice assets to physicians in exchange for cancellation of stock in the Company issued for such assets, and settling its obligations. During 1998, the Company had no operations. In August, 1999, six principal stockholders of the Company purchased 4,000,000 shares of the Company's Common Stock for $400,000 to raise working capital which enabled the Company to enter into a license agreement, a technical services agreement and a management services agreement with Member-Link Systems, Inc., a health information technology company, to own and develop the Internet application of an immunization tracking system known as "I-Trax." As consideration for these agreements, we issued 3,000,000 shares of our Common Stock to Member-Link and an aggregate of 2,000,000 shares of our Common Stock to certain executive officers of Member-Link. We also changed our name to "I-Trax.com, Inc." on August 27, 1999.

           Effective as of December 30, 1999, Member-Link merged with and into us pursuant to a Merger Agreement dated as of December 14, 1999. In the merger, each of the 1,809,686 outstanding shares of Common Stock of Member-Link was converted into a right to receive 4.4207 shares of our Common Stock. An aggregate of 8,000,082 shares of our Common Stock was issued in the merger. The 3,000,000 shares of our Common Stock held of record by Member-Link at the time of the merger were canceled. As a further consequence of the merger, each of the license agreement, the technical services agreement and management services agreement were canceled.

Overview

           The Company has historically developed enterprise or client server applications for collecting disease specific data at the point of care. The Company has just begun the development of its Internet applications and no revenues have been generated from these applications. The Company intends to increase significantly its expenditures primarily in the areas of product development, client services, business development, and sales and marketing. As a result, the Company expects to incur substantial operating losses over the next twelve months.

           The Company's current primary sources of revenues are license fees and product development fees it charges its customers. In the future, the Company expects to generate a significant portion of its revenue from subscriptions to the Company's products delivered over the Internet.

Results of Operations

           Three Months Ended December 31, 2000 Compared to Three Months Ended March 31, 2000. Total revenues for quarter ended March 31, 2000 were $0.00 as compared to $223,950 for the quarter ended March 31, 1999.

           Cost of Revenue was $0.00 for the quarter ended March 31, 2000 as compared to $124,083 for the same items in the first quarter of 1999, consisting primarily of computer hardware, networking and consulting.

           Research and development expenses of $583 for the quarter ended March 31, 2000, as compared to $41,707 for the quarter ended March 31, 1999, which consisted primarily of employee compensation and information systems personnel. Although the Company has expensed its R&D costs in the past, it will likely capitalize a significant percentage of the costs associated with the development of its web-based versions of its existing products in the future.

           Selling, general and administrative expenses consist primarily of compensation for legal, finance, sales, management, travel, rent, telephone and consulting services. Selling, general and administrative expenses were $535,086 for the quarter ended March 31, 2000 and $108,992 for the quarter ended March 31, 1999. The increase resulted primarily from increased costs necessary to support the growth of the Company's business activities. The Company intends to increase the amounts spent in these categories to support continued growth and expansion in future periods.

Liquidity and Capital Resources

           The Company's accumulated deficit of $1,171,075 from inception has been funded through capital contributions from the sale of common stock of the Company. On February 20, 2000, the Company completed a private placement of 1,800,000 shares of its Common Stock at $1.00 per share to fund the next phase of the Company's planned expansion. The Company believes that these funds, together with anticipated revenue, will be sufficient to meet the Company's present business expansion requirements until the end of the third quarter of 2000. Although the Company plans to seek additional capital during that period, there can be no assurance that such financing will be available on acceptable terms, if at all.

           At March 31, 2000, the Company's cash and cash equivalents were $1,387,547. The Company's principal source of liquidity is the cash obtained from the private placement transaction. The Company currently has no available credit facilities to fund operating cash flow or investment opportunities.

         During 1998, several judgments were entered against U.S. Medical Alliance, the predecessor to the Company, relating among other things, to the Company's prior line of business of managing physician practices. The allegations made in the underlying suits relate to wrongful discharge, general breach of contract, breach of equipment lease agreements and miscellaneous vendor claims. The aggregate amount of such judgments entered against the Company and certain associated physicians is approximately $600,000. None of the plaintiffs in the underlying suits has attempted to collect on the judgments. While it remains unclear whether the Company can successfully satisfy the judgments in a favorable manner, based on a reasoned opinion issued by the Company's special counsel retained to resolve these matters, the Company has accrued, as of December 31, 1999, approximately $22,500, with a related charge to operations, as a reserve for satisfying such judgments.

Factors Affecting the Company's Business and Prospects

         The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company's control. These issues are discussed more fully in the Risk Factors section in Item 1 of this Form 10-SB.

Market Risk

         The Company has no material interest-bearing assets or liabilities, nor does the Company have any current exposure for changes in foreign currency exchange rates. The Company does not use derivatives or other financial instruments. The Company's financial instruments consist of cash and receivables. The market values of these financial instruments approximate book value.

Inflation

         The financial statements are presented on a historical cost basis and do not fully reflect the impact of prior years' inflation. While the U.S. inflation rate has been modest for several years, inflation issues may impact the Company's business in the future. The ability to pass on inflation costs is an uncertainty due to general economic conditions and competitive situations.

Year 2000 Preparation

         Software failures due to calculations using Year 2000 dates are a known risk. Although the most critical date (January 1, 2000) has occurred without incident in our software, problems with Year 2000 software could nonetheless result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities. To date, the Company has experienced very few problems related to Year 2000 testing and those requiring modification have been fixed. The Company does not believe that there is material exposure to the Year 2000 issue with respect to its electronic commerce transaction processing and online activity since these systems correctly define the Year 2000. The Company is nonetheless conducting an analysis to determine whether others with whom the Company does business have Year 2000 issues on a continual basis.

         The Company has not incurred any material expenses in addressing Year 2000 compliance to date.

PART II Other Information

Item 1. Legal Proceedings

         None.

Item 2. Change in Securities

         On February 20, 2000, we completed the sale of 1,800,000 shares of our Common Stock for an aggregate consideration of $1,800,000, at a price of $1.00 per share, in a series of closings pursuant to a private placement to accredited investors. The entire proceeds of the Private Placement, $1,794,880 (net of costs), is being used by the Company for working capital. In issuing such private placement shares, we relied on an exemption from registration under
Section 4(2) of the Securities Act and Regulation D thereunder. We filed with the SEC a Form D in connection with the issuance of our shares in this private placement.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K.

         27.1     Financial data schedule.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       I-TRAX.COM, INC.

Date May 15, 2000                      By: /s/ Frank A. Martin
                                           -------------------------------------
                                           Name:  Frank A. Martin
                                           Title: Chief Executive Officer