Form 10QSB
period 2000-06-30
I TRAX COM INC
filed 2000-08-15
CIK 1110189

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2000

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

           One Logan Square, 130 N. 18th Street, Philadelphia PA 19103
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (215) 557-7488
                 -----------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of June 30, 2000, the Registrant had 17,828,084 shares of its $0.001 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes  [   ]  No [ X ]

                                      INDEX

                                                                            Page

PART I   FINANCIAL INFORMATION................................................2
         Item 1.      Financial Statements .................................. 2
         Item 2.      Management's Discussion and Analysis of
                        Financial Condition and Results of Operations........14

PART II   OTHER INFORMATION..................................................19
         Item 1.      Legal Proceedings......................................19
         Item 2.      Changes in Securities..................................19
         Item 3.      Defaults upon Senior Securities........................19
         Item 4.      Submission of Matters to a Vote of Security Holders....19
         Item 5.      Other Information......................................19
         Item 6.      Exhibits and Reports on Form 8-K.......................19

Part I            Financial Statements

Item 1.  Financial Statements




                                I-TRAX.COM, INC.

                              FINANCIAL STATEMENTS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                   (UNAUDITED)





                                                                     Page
                                                                    Number

Balance sheets at June 30, 2000 (unaudited) and
  December 31, 1999                                                    3

Statements of operations for the three months
     ended June 30, 2000 and 1999 (unaudited)                          4

Statements of operations for the six months
     ended June 30, 2000 and 1999 (unaudited)                          5

Statement of stockholders' equity for the
    six months ended June 30, 2000 (unaudited)                         6

Statements of cash flows for the six months
    ended June 30, 2000 and 1999 (unaudited)                           7

Notes to financial statements (unaudited)                           8 to 13

                                              I-TRAX.COM, INC.
                                               BALANCE SHEETS


                                                   ASSETS

                                                                                June 30,
                                                                                  2000          December 31,
                                                                              (Unaudited)           1999
                                                                              -----------       ------------




Current assets:
  Cash                                                                        $    84,699       $   195,728
  Accounts receivables, net                                                       253,617           412,038
  Prepaid expenses                                                                 30,382            18,770
  Other receivables                                                                61,960              --
                                                                              -----------       -----------
    Total current assets                                                          430,658           626,536
                                                                              -----------       -----------

Property and equipment, net                                                       231,873            36,120
Web site development costs                                                        210,750             6,000
Security deposits                                                                 128,162            40,162
                                                                              -----------       -----------
    Total assets                                                              $ 1,001,443       $   708,818
                                                                              ===========       ===========




                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                      $   444,080       $   192,578
  Convertible note payable                                                           --              37,500
  Capital lease payable                                                             5,547              --
  Due to related parties                                                           48,048            66,048
                                                                              -----------       -----------
    Total current liabilities                                                     497,675           296,126
                                                                              -----------       -----------

Capital lease obligation, net of current portion                                   28,743              --
                                                                              -----------       -----------
    Total liabilities                                                             526,418           296,126
                                                                              -----------       -----------

Commitments & Contingencies  (Note 5)                                                --                --

Stockholders' Equity:
     Preferred Stock  - $.001 par value, 2,000,000 shares authorized,
          -0- issued and outstanding                                                 --
     Common Stock - $.001 par value, 50,000,000 shares authorized,
          17,828,084 and 16,028,084 issued and outstanding, respectively           17,828            16,028
     Additional paid in capital                                                 2,836,380         1,043,299
     Accumulated deficit                                                       (2,379,183)         (646,635)
                                                                              -----------       -----------
          Total stockholders' equity                                              475,025           412,692
                                                                              -----------       -----------

 Total Liabilities and Stockholders' Equity                                   $ 1,001,443       $   708,818
                                                                              ===========       ===========






           See accompanying notes to financial statements (unaudited)

                                I-TRAX.COM, INC.
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)



                                               Three months       Three months
                                                  ended               ended
                                                 June 30,           June 30,
                                                   2000               1999
                                               ------------       ------------

Revenue                                        $     64,227       $     12,869
                                               ------------       ------------

Operating expenses:
     Cost of revenue                                 45,513             64,216
     General and administrative                   1,016,483            299,684
      Research and development                         --               47,881
      Marketing and advertising                      78,295              3,342
                                               ------------       ------------
Total operating expenses                          1,140,291            415,123
                                               ------------       ------------

Loss before other income (expenses)
     and provision for income tax                (1,076,064)          (402,254)
                                               ------------       ------------

Other income (expenses):
     Miscellaneous income                            46,107               --
     Interest expense                                (1,651)              --
     Provision for contingent liabilities          (176,500)              --
                                               ------------       ------------

Total other income (expenses)                      (132,044)              --
                                               ------------       ------------

Loss before provision for income taxes           (1,208,108)          (402,254)
                                               ------------       ------------

Provision for income taxes                             --                 --
                                               ------------       ------------

Net loss                                       $ (1,208,108)      $   (402,254)
                                               ============       ============

Basic:
     Net loss                                  $       (.07)      $       (.05)
                                               ============       ============


Weighted average number of common
     shares outstanding                          16,928,084          8,852,751
                                               ============       ============








           See accompanying notes to financial statements (unaudited)

                                I-TRAX.COM, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)



                                                For the six        For the six
                                               months ended       months ended
                                               June 30, 2000      June 30, 1999
                                               ------------       -------------

Revenue                                        $     64,227       $    236,819
                                               ------------       ------------

Operating expenses:
  Cost of revenue                                    45,513            188,299
  General and administrative expenses             1,508,295            400,435
  Research and development                             --               89,588
  Marketing and advertising                         122,152             11,583
                                               ------------       ------------
Total operating expenses                          1,675,960            689,905
                                               ------------       ------------

Loss before other income (expenses)
  and provision for income taxes                 (1,611,733)          (453,086)
                                               ------------       ------------

Other income (expenses):
     Miscellaneous income                            57,360               --
     Interest expense                                (1,675)              (168)
     Provision for contingent liabilities          (176,500)              --
                                               ------------       ------------

Total other income (expenses)                      (120,815)              (168)
                                               ------------       ------------

Loss before provision for income taxes           (1,732,548)          (453,254)
                                               ------------       ------------

Provision for income taxes                             --
                                               ------------       ------------
Net loss                                       $ (1,732,548)      $   (453,254)
                                               ============       ============
Basic:
     Net loss                                  $       (.10)      $       (.05)
                                               ============       ============


Weighted average number of
  common shares outstanding                      17,378,084          8,852,751
                                               ============       ============






           See accompanying notes to financial statements (unaudited).

                                I-TRAX.COM, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)





                                     Common Stock                      Additional                              Total
                                     ------------                       Paid-in          Accumulated      Stockholders'
                                        Shares            Amount        Capital            Deficit           Equity
                                     ------------       ----------     ----------        -----------      -------------


Balances at December 31, 1999          16,028,084      $    16,028     $ 1,043,299      $  (646,635)      $   412,692

Sale of common stock,
  net of costs                          1,800,000            1,800       1,793,081             --           1,794,881
Net loss for the six months
 ended June 30, 2000                         --               --              --         (1,732,548)       (1,732,548)
                                      -----------      -----------     -----------      -----------       -----------

 Balances at June 30, 2000             17,828,084      $    17,828     $ 2,836,380      $(2,379,183)      $   475,025
                                      ===========      ===========     ===========      ===========       ===========







           See accompanying notes to financial statements (unaudited)

                                 I-TRAX.COM, INC
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                         Six months            Six months
                                                                                           ended                 ended
                                                                                          June 30,              June 30,
                                                                                            2000                  1999
                                                                                        -----------           -----------
Cash flows from operating activities:
  Net loss                                                                              $(1,732,548)          $  (453,254)
  Adjustments to reconcile net loss to net cash used for operating activities:
   Depreciation and amortization                                                             15,062                 1,890
   Issuance of common stock as consideration for services                                      --                  58,500
   Provision for contingent liabilities                                                     164,000                  --
Decrease (increase) in:
  Accounts receivable                                                                       158,421               233,632
  Prepaid expenses                                                                           (5,612)              (15,167)
  Other receivables                                                                         (61,960)                 --
  Security deposits                                                                         (88,000)                 --

(Decrease) increase in:
  Accounts payable and accrued expenses                                                      87,502                47,074
                                                                                        -----------           -----------
    Net cash used for operating activities                                               (1,463,135)             (127,325)
                                                                                        -----------           -----------
Cash flows from investing activities:
  Purchase of property, equipment and website costs                                        (387,275)              (29,520)
                                                                                        -----------           -----------
    Net cash used for investing activities                                                 (387,275)              (29,520)
                                                                                        -----------           -----------
Cash flows from financing activities:
  (Repayment to) proceeds from notes payable                                                (37,500)              150,000
  Repayments to related parties                                                             (18,000)               (2,500)
  Net proceeds from sale of common stock                                                  1,794,881                  --
                                                                                        -----------           -----------
    Net cash provided by financing activities                                             1,739,381               147,500
                                                                                        -----------           -----------
Net decrease in cash                                                                       (111,029)               (9,345)

Cash and cash equivalents at beginning of period                                            195,728                52,883
                                                                                        -----------           -----------
Cash and cash equivalents at end of period                                              $    84,699           $    43,538


Supplemental disclosure of non-cash flow information:

Cash paid during the period for:
   Interest                                                                             $     1,675           $       168
                                                                                        ===========           ===========
   Income taxes                                                                         $      --             $      --
                                                                                        ===========           ===========

Schedule of non-cash investing activities:
   Acquisition of office equipment in connection
     with capital lease obligation                                                      $    34,290           $      --
                                                                                        ===========           ===========


           See accompanying notes to financial statements (unaudited).

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1-- ORGANIZATION

                  Nature of Business

                  I-Trax.com, Inc. (the "Company") was incorporated in the state of Delaware on May 23, 1969 under the name Marmac Corporation. During December 1979, the Company changed its name to Ibex Industries International, Inc. During April 1996, in connection with the acquisition of assets and the assumption of liabilities of various medical practices (which reverted back to the original owners during 1997), the Company changed its name to U.S. Medical Alliance, Inc. The Company, on August 27, 1999, changed its name to I-Trax.com, Inc. prior to the merger discussed below.

                  Pursuant to a merger agreement dated as of December 14, 1999 (with an effective date of December 30, 1999), the Company issued 8,000,082 shares of its common stock in exchange for all the issued and outstanding common stock of Member-Link Systems, Inc. ("Memberlink"). Memberlink, also a Delaware corporation, was a health information technology company which had developed certain software technology which it sold and licensed to various organizations, including but not limited to governmental agencies.

                  The merger of the Company and Memberlink was treated as a recapitalization of Memberlink with Memberlink as the acquirer (reverse acquisition). The accompanying financial statements reflect this transaction as if it had occurred on January 1, 1999. Such transaction is considered a capital transaction whereby Memberlink contributed its stock for the net assets of the Company. Upon consummation of the merger on December 30, 1999, the stockholders of Memberlink received 8,000,082 shares of the Company's common stock, which then represented 49.9% of the outstanding common stock immediately after the issuance. Simultaneously with the merger, Memberlink's former President was elected as the Company's President. Upon consummation of the merger transaction the Company was recapitalized and Memberlink ceased to exist with the Company being the surviving entity.

NOTE 2--  INTERIM RESULTS AND BASIS OF PRESENTATION

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2000 and the results of the operations and cash flows for the three and six month periods ended June 30, 2000 and 1999. The results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2--  INTERIM RESULTS AND BASIS OF PRESENTATION (cont'd)

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

NOTE 3-- CONVERTIBLE NOTE PAYABLE

                  The $37,500 convertible note payable was repaid in full during the quarter ended March 31, 2000.

NOTE 4--  DUE TO RELATED PARTIES

                  Due to related parties as of June 30, 2000 amounting to $48,048 is comprised of the following:

                     i) Advances made by a former officer of Memberlink amounting to $35,683. The former officer and current shareholder of the Company had agreed to a repayment schedule at a rate of $3,000 per month until fully paid, without interest, commencing April 2000. During July 2000, such note was converted into common stock in connection with the Company's confidential private placement memorandum. (See note 6 (c)).

                    ii) Advances made by a current officer of the Company (previously an officer of Memberlink) amounting to $679. The amount is due on demand and is non-interest bearing.

                   iii) Advances made by a relative of the officer discussed in (ii) above amounting to $11,686. The amount is also due on demand and is non-interest bearing.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

                     a)   Lack of Insurance

                  The Company, through March 14, 2000, did not maintain any liability insurance or any other form of general insurance. Although the Company is not aware of any claims resulting from product malfunctions or any other type, there is no assurance that none exists.

                   b)    Significant customers and vendors
                         ---------------------------------

                  For the three and six months ended June 30, 2000, the Company had two unrelated customers, which accounted for 52% and 48% of total revenues. For the three and six months ended June 30, 1999, the Company had one unrelated customer, which accounted for 100% and 86% of total revenues. As of June 30, 2000, the Company had three unrelated customers, which accounted for 13%, 13% and 64%, respectively of accounts receivables.

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - COMMITMENTS AND CONTINGENCIES (cont'd)

                c)    Office Lease
                      -------------

                  On October 22, 1999, the Company entered into a non-cancelable lease agreement for its technology and product development office pursuant to a five year lease expiring October 31, 2004 with annual rent at approximately $162,000 before annual escalations.

                  On April 10, 2000, the Company entered into a non-cancelable lease agreement for its executive offices pursuant to a five year lease expiring June 29, 2005 with annual rent of approximately $123,000 per year before annual escalations.

                  The Company's approximate future minimum rental payments under non-cancelable operating leases in effect on June 30, 2000 are as follows:

                                        2000                  $    189,888
                                        2001                       292,005
                                        2002                       299,315
                                        2003                       306,804
                                        2004                       284,152
                                        Thereafter                  66,390
                                                              ------------
                                                              $  1,438,554

                  Prior to October 1999, the Company rented office space on a month to month basis at a rate of approximately $2,500 per month.

                  Rent expense for the three months ended June 30, 2000 and 1999 amounted to approximately $58,000 and $10,500, respectively. Rent expense for the six months ended June 30, 2000 and 1999 amounted to approximately $102,000 and $18,000, respectively.


             d)       Employment Agreements

                  i) On June 1, 1999, Memberlink entered into three employment agreements with certain officers of the Company. The employment agreements expire on May 31, 2002 with annual salaries ranging from $125,000 to $175,000. Subsequent to December 31, 1999, the Company began renegotiating two of these employment agreements. The third of these employment agreements was terminated pursuant to a Settlement Agreement effective April 4, 2000. In the Settlement Agreement, the Company agreed to pay the terminated employee $50,000, payable in $10,000 monthly installments commencing April 15, 2000 as settlement payments for which such employee is to continue to render services as requested by the Company during the period of such installments. The Company also agreed to arrange for the sale of 70,000 shares of common stock in the Company held by the employee at a price of $1.25 per share which was deemed to be the market value at date of settlement.

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - COMMITMENTS AND CONTINGENCIES (cont'd)

               d)     Employment Agreements (cont'd)
                      ------------------------------

                  ii) The Company entered into an employment agreement on November 29, 1999, with an individual to act as the Company's Chief Medical Officer at an annual salary of $85,000. In addition, the Company agreed to grant options to purchase 100,000 shares of common stock in accordance with the Company's newly established 2000 Equity Compensation Plan (see note 6(c)). Such options will vest in increments to be determined, but in no event, later than November 29, 2002.

               e) Judgements

                  During 1998, several judgements were entered against the Company while it was operating as U.S. Medical Alliance, relating to, among other things, the Company's prior line of business of managing physician practices. The allegations made in the underlying suits relate to wrongful discharge, general breach of contract, breach of equipment lease agreements and miscellaneous vendor claims. The aggregate amount of such judgements entered against the Company and certain associated physicians was approximately $600,000. As of June 30, 2000, the Company has settled one of the judgements of $43,875 for $35,000. Such payment has been applied first to the $22,500 reserve the Company had established as of December 31, 1999 with the remaining balance of $12,500 charged to operations.

                  The remaining outstanding judgments are currently being negotiated for settlements. The Company estimates that the remaining judgments will be settled for an aggregate of approximately $164,000, for which an accrual has been made as of June 30, 2000 and included in accounts payable and accrued expenses.

              f)  Profit sharing plan
                  -------------------

                  During the second quarter 2000, the Company established a 401(k) profit sharing plan covering certain qualified employees, which includes employer participation in accordance with the provisions of the Internal Revenue Code. The plan allows participant to make pretax contributions and the Company matches certain percentages of employee contributions depending on a number of factors including the participant's length of service. The profit sharing portion of the plan is discretionary and noncontributory. All amounts contributed to the plan are deposited into a trust fund administered by an independent trustee. As of June 30, 2000 no contributions have been made by the Company.

              g)     Capital lease obligation
                     ------------------------

                  In April 2000, the Company acquired a telephone system for $34,290 by entering into capital lease obligations with interest at approximately 10.1% per annum, requiring 60 monthly payments of $731 which include principal and interest. The lease is secured by the related equipment.

                                                  I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - COMMITMENTS AND CONTINGENCIES (cont'd)

               g) Capital lease obligation (cont'd)
                  ---------------------------------

                 At June 30, 2000, the aggregate future minimum lease payments due pursuant to the above capital lease obligations are as follows:

                     Total minimal lease payments                    $  43,854
                     Less: Amounting representing interest               9,564
                                                                     ---------
                     Present value of net minimum lease payments     $  34,290
                                                                     =========

                  At June 30, 2000 computer equipment under capital leases are carried at a book value of $34,290.

NOTE 6-- STOCKHOLDERS' EQUITY

                a)    Sale of common stock
                      ---------------------

                  During January and February 2000, the Company sold an aggregate of 1,800,000 shares of its common stock at $1 per share yielding net proceeds of approximately $1,794,881 after certain offering expenses. Such shares were sold pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933.

                 b)   2000 Equity Compensation Plan

                  During February 2000 (as amended during March 2000), the Company established the 2000 Equity Compensation Plan (the "Plan") to provide (i) designated employees of the Company and its subsidiaries, (ii) certain consultants and advisors who perform services for the Company or its subsidiaries, and
                  (iii) non-employee members of the Board of Directors of the Company with the opportunity to receive grants of incentive stock options, non-qualified stock options and restricted stock.

                  The aggregate number of shares of common stock of the Company that may be issued or transferred under the Plan is 3,000,000 shares. The maximum aggregate number of shares of common stock that shall be subject to grants made under the Plan to any individual during any calendar year shall be 350,000 shares.

                  Through June 30, 2000, the Company has granted an aggregate of 1,505,500 incentive and non-qualified stock options pursuant to the above plan with exercise prices ranging between $1 and $2 per share. Such options are subject to various vesting periods ranging from June 2000 to May 2003.

                  The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25) "Accounting for Stock issued to Employees." Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below the market price on the date of grant.

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6-- STOCKHOLDERS' EQUITY  (cont'd)

             b)     2000 Equity Compensation Plan (cont'd)
                    --------------------------------------

                  During 2000, FAS No. 123, "Accounting for Stock-Based Compensation," became effective for the Company. FAS 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application. The Company has elected not to disclose any pro forma disclosures since it has determined that the hypothetical fair value of the options is equal to or less than the exercise price of the options.

             c)   Confidential Private Placement Memorandum

                  During May 2000, the Company commenced the May 2000 Confidential Private Placement Memorandum ("the Offering") pursuant to Rule 506 of Regulation D under the securities act of 1933. The offering was initially comprised of 1,000,000 shares of its $.001 par value common stock at $2 per share. As of June 30, 2000, no shares were sold by the Company. Through the middle of July, the Company has sold an aggregate of 674,750 shares yielding proceeds of $1,349,500. During July 2000, the Board of Directors approved an amendment to the offering by increasing the number of shares offered from 1,000,000 to 2,500,000 with the same $2 per share price.

NOTE 7-- SUBSEQUENT EVENT

             Letter of Intent

                  During July 2000, the Company entered into a non-binding letter of intent to exchange its common stock for all outstanding membership interest of iSummit, LLC, a privately held, New York City based company doing business under the name MyFamilyMD. As a result of this transaction, MyFamilyMD will become wholly owned subsidiary of the Company.

                  The Company expects to issue up to five million shares of its common stock in this transaction. Two million of the five million shares are forfeitable depending on whether MyFamilyMD achieves certain performance targets mutually established by the parties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Basis of Presentation

           The following discussion of the financial condition and related results of operations of I-Trax.com, Inc. (the "Company") should be reviewed in conjunction with the financial statements of the Company and related notes appearing on the preceding pages as well as the Company's audited financial statement for the fiscal year ended December 31, 1999, attached to our Registration Statement on Form 10-SB, filed on April 10, 2000, and the Company's unaudited financial statements for the fiscal quarter ended March 31, 2000.

           Unaudited results of operations for the three and six months periods ended June 30, 2000 are compared to the unaudited results of operations for the comparable periods ended June 30, 1999. Such information is based upon the historical financial information available as of the dates indicated. Results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of results to be attained for any other period.

           Statements regarding the Company's expectations as to financial results and other aspects of its business set forth herein or otherwise made in writing or orally by the Company may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that might cause or contribute to such differences include, but are not limited to, uncertainty of future profitability, changing economic conditions and demand for the Company's products.

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

           During 1997, the Company, formerly known as US Medical Alliance, Inc., ceased doing its business activities as a physician practice management company and embarked on a program of winding down such activities, returning physician practice assets to physicians in exchange for cancellation of stock in the Company issued for such assets, and settling its obligations. During 1998, the Company had no operations. In August, 1999, six principal stockholders of the Company purchased 4,000,000 shares of the Company's Common Stock for $400,000 to raise working capital which enabled the Company to enter into a license agreement, a technical services agreement and a management services agreement with Member-Link Systems, Inc. ("Member-Link"), a health information technology company, to own and develop the Internet application of an immunization tracking system known as "I-Trax." As consideration for these agreements, we issued 3,000,000 shares of our Common Stock to Member-Link and an aggregate of 2,000,000 shares of our Common Stock to certain executive officers of Member-Link. We also changed our name to "I-Trax.com, Inc." on August 27, 1999.

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

           The Company believes that the merger of Member-Link into the Company effective as of December 30, 1999 will have substantial impact on its future operating results.

Overview

           The Company has historically developed enterprise or client server applications for collecting disease specific data at the point of care. In the first fiscal quarter of 2000, the Company began to develop its Internet applications. No such Internet applications have been deployed in this fiscal quarter. The Company intends to continue to increase its expenditures primarily in the areas of product development, client services, business development, and sales and marketing. As a result, the Company expects to continue to incur substantial operating losses over the next nine to twelve months.

           The Company's current primary sources of revenues are license fees and product development fees it charges its customers. In the future, the Company expects to generate a significant portion of its revenue from subscriptions to the Company's products delivered over the Internet.

Results of Operations

           Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999. Total revenues for the six-month period ended June 30, 2000 decreased to $64,227 as compared to $236,819 for the six-month period ended June 30, 1999, due primarily to the Company's continued migration to an Internet model as well as normal sales cycles. Cost of revenue was $45,513 for the six-month period ended June 30, 2000 as compared to $188,299 for the prior comparable period, consisting primarily of computer hardware, networking and consulting.

           The aggregate operating expenses for the six-month period ended June 30, 2000 increased to $1,675,960 as compared to $689,905 for the prior comparable period. The significant increase in the aggregate operating expenses was due primarily to the Company's selling, general and administrative expenses, which equaled $1,508,295 during this period as compared to $400,435 for the prior comparable period. Selling, general and administrative expenses consisted primarily of compensation for legal, finance, sales, management, travel, rent, telephone and consulting services. This increase resulted primarily from increased costs necessary to support the growth of the Company's business activities. The Company intends to continue to increase the amounts spent in these categories in future periods to support continued growth and expansion.

           The Company did not incur any research and development expenses for the six-month period ended June 30, 2000, as compared to $89,588 for the six-month period ended June 30, 1999. Although the Company has expensed its research and development costs in the past, the Company intends to capitalize a significant percentage of the costs associated with the development of its Internet versions of its existing products in the future.

           Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999. Total revenues for the three-month period ended June 30, 2000 increased to $64,227 as compared to $12,869 for the three-month period ended June 30, 1999. Cost of revenue was $45,513 for the three-month period ended June 30, 2000 as compared to $64,216 for the prior comparable period, consisting primarily of computer hardware, networking and consulting.

           The aggregate operating expenses for the three-month period ended June 30, 2000 increased to $1,140,291 as compared to $415,123 for the prior comparable period. The significant increase in the aggregate operating expenses was due primarily to the Company's selling, general and administrative expenses, which equaled $1,016,483 during this period as compared to $299,684 for the prior comparable period. Selling, general and administrative expenses consisted primarily of compensation for legal, finance, sales, management, travel, rent, telephone and consulting services. This increase resulted primarily from increased costs necessary to support the growth of the Company's business activities. The Company intends to continue to increase the amounts spent in these categories in future periods to support continued growth and expansion.

           The Company did not incur any research and development expenses for the three-month period ended June 30, 2000, as compared to $47,881 for the three-month period ended June 30, 1999. Although the Company has expensed its research and development costs in the past, the Company intends to capitalize a significant percentage of the costs associated with the development of its Internet versions of its existing products in the future.


Liquidity and Capital Resources

           The Company's accumulated deficit of $2,379,183 from inception through June 30, 2000 has been funded through capital contributions from the sale of its Common Stock. On February 20, 2000, the Company completed a private placement of 1,800,000 shares of its Common Stock at $1.00 per share, yielding to the Company aggregate proceeds of $1,800,000, to fund the next phase of the Company's expansion.

           In addition, in May 2000 the Company initiated a second private placement of 1,000,000 shares of its Common Stock at $2.00 per share, seeking to raise an additional $2,000,000. No money was raised pursuant to this private placement during the quarter ended June 30, 2000. In July 2000, however, the Company sold an aggregate of 674,750 shares of Common Stock, yielding to the Company an aggregate of $1,349,500. Furthermore, in July 2000, the Board of Directors of the Company authorized an amendment to the May private placement, authorizing the Company to raise an aggregate of $5,000,000. The aggregate funds the Company intends to raise in the May 2000 private placement, as amended in July 2000, will be used to fund operations and to accelerate the Company's product development efforts. The Company believes that these funds, together with anticipated revenue, will be sufficient to meet the Company's present business expansion requirements until the end of the second quarter of 2001. Although the Company plans to seek additional capital during that period, there can be no assurance that such financing will be available on acceptable terms, if at all.

           At June 30, 2000, the Company's cash and cash equivalents were $84,699. The Company's principal source of liquidity is the cash obtained from the private placements described above. The Company currently has no available credit facilities.

         During 1998, while the Company was operating as U.S. Medical Alliance, several judgments were entered against the Company and two physicians who were at one time the principal executive officers of U.S. Medical Alliance. The judgments relate to, among other things, the Company's prior line of business of managing physician practices. The allegations made in the underlying suits relate to wrongful discharge, general breach of contract, breach of equipment lease agreements and miscellaneous vendor claims. The aggregate amount of such judgments entered against the Company and such physicians is approximately $600,000. None of the plaintiffs in the underlying suits has attempted to collect from the Company on the judgments.

         In an effort to resolve these matters, the Company has settled one judgment in an original amount of $43,875 for $35,000 during the fiscal quarter ended June 30, 2000 and will attempt to settle the balance of the judgments during the second half of fiscal 2000.

         The Company believes that it is legally entitled to indemnification by the two physicians for its costs of settling such judgments pursuant to a settlement agreement, entered into on March 20, 1997, among several parties, including US Medical Alliance and such physicians. To preserve its claims under such settlement agreement against one of these physicians, on May 12, 2000 the Company filed a proof of claim in a voluntary Bankruptcy Court proceeding pending in the United Stated Bankruptcy Court, District of New Jersey, initiated by such physician in February 1999. Despite its belief that it is entitled to indemnification, the Company does not expect to recover any of its costs in settling such judgments from such physician.

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

PART II  Other Information

Item 1.  Legal Proceedings

         During 1998, while the Company was operating as U.S. Medical Alliance, several judgments were entered against the Company and two physicians who were at one time the principal executive officers of U.S. Medical Alliance. The judgments relate to, among other things, the Company's prior line of business of managing physician practices. The allegations made in the underlying suits relate to wrongful discharge, general breach of contract, breach of equipment lease agreements and miscellaneous vendor claims. The aggregate amount of such judgments entered against the Company and such physicians is approximately $600,000. None of the plaintiffs in the underlying suits has attempted to collect from the Company on the judgments.

         In an effort to resolve these matters, the Company has settled one judgment in an original amount of $43,875 for $35,000 during the fiscal quarter ended June 30, 2000 and will attempt to settle the balance of the judgments during the second half of fiscal 2000.

         The Company believes that it is legally entitled to indemnification by the two physicians for its costs of settling such judgments pursuant to a settlement agreement, entered into on March 20, 1997, among several parties, including US Medical Alliance and such physicians. To preserve its claims under such settlement agreement against one of these physicians, on May 12, 2000 the Company filed a proof of claim in a voluntary Bankruptcy Court proceeding pending in the United Stated Bankruptcy Court, District of New Jersey initiated by such physician in February 1999. Despite its belief that it is entitled to indemnification, the Company does not expect to recover any of its costs in settling such judgments from such physician.

Item 2.      Change in Securities

         None.

Item 3.      Defaults Upon Senior Securities

         None.

Item 4.      Submission of Matters to a Vote of Security Holders

         None.

Item 5.      Other Information

         None.

Item 6.      Exhibits and Reports on Form 8-K.


         10.1 Consulting Agreement dated May 18, 2000 between I-Trax.com, Inc. and Health Industry Investments, LLC.

         10.2 Lease Agreement dated April 10, 2000 between I-Trax.com, Inc. and OLS Office Parnters, L.P.

         27.1     Financial data schedule.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      I-TRAX.COM, INC.

Date: July 14, 2000                   By: /s/ Frank A. Martin
                                          ------------------------
                                           Name:   Frank A. Martin
                                           Title:     Chief Executive Officer