Form 10QSB
period 2000-09-30
I TRAX COM INC
filed 2000-11-14
CIK 1110189

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended: September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT

                         Commission File Number: 0-30275

                                I-TRAX.COM, INC.
                   ------------------------------------------
              (Exact name of small business issuer in its charter)

           Delaware                                              13-3212593
-----------------------------                                    ----------
(State or other jurisdiction)                                 (I.R.S. Employer
                                                             Identification No.)

           One Logan Square, 130 N. 18th Street, Philadelphia PA 19103
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (215) 557-7488
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of November 9, 2000, the Registrant had 18,730,834 shares of its $0.001 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes   [ ]   No [X]

                                      INDEX

                                                                            Page
                                                                            ----

PART I   FINANCIAL INFORMATION.................................................3
         Item 1.  Financial Statements ........................................3
         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................20

PART II  OTHER INFORMATION....................................................25
         Item 1.  Legal Proceedings...........................................25
         Item 2.  Changes in Securities.......................................25
         Item 3.  Defaults upon Senior Securities.............................25
         Item 4.  Submission of Matters to a Vote of Security Holders.........25
         Item 5.  Other Information...........................................25
         Item 6.  Exhibits and Reports on Form 8-K............................25

Part I  Financial Statements

Item 1. Financial Statements




                                I-TRAX.COM, INC.

                              FINANCIAL STATEMENTS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                   (UNAUDITED)






                                                                           Page
                                                                          Number
                                                                          ------
Balance sheets at September 30, 2000 (unaudited) and
  December 31, 1999                                                         4

Statements of operations for the three months
     ended September 30, 2000 and 1999 (unaudited)                          5

Statements of operations for the nine months
     ended September 30, 2000 and 1999 (unaudited)                          6

Statement of stockholders' equity for the
    nine months ended September 30, 2000 (unaudited)                        7

Statements of cash flows for the nine months
    ended September 30, 2000 and 1999 (unaudited)                           8

Notes to financial statements (unaudited)                                9 to 19

                                I-TRAX.COM, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                                                   September 30,
                                                                                       2000          December 31,
                                                                                   (unaudited)           1999
                                                                                   ------------      ------------
Current assets:
  Cash                                                                             $    311,181       $  195,728
  Accounts receivables, net                                                             339,094          412,038
  Prepaid expenses                                                                      121,606           18,770
  Other receivables                                                                      75,414                -
                                                                                   ------------       ----------
         Total current assets                                                           847,295          626,536
                                                                                   ------------       ----------

Office equipment and furniture, net                                                     327,152           36,120
Software development costs                                                              210,750            6,000
Security deposits                                                                       128,163           40,162
                                                                                   ------------       ----------
         Total assets                                                              $  1,513,360       $  708,818
                                                                                   ============       ==========




                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                 $    418,123       $   20,502
  Accrued expenses                                                                       31,442          172,076
  Convertible note payable                                                                    -           37,500
  Due to related party                                                                      683           66,048
  Capital lease payable                                                                   5,689                -
  Deferred revenue                                                                      315,280                -
                                                                                   ------------       ----------
         Total current liabilities                                                      771,217          296,126
                                                                                   ------------       ----------

Capital lease obligation, net of current portion                                         27,266                -
                                                                                   ------------       ----------
         Total liabilities                                                              798,483          296,126
                                                                                   ------------       ----------

Commitments & Contingencies  (Note 5)                                                         -                -

Stockholders' Equity:
     Preferred Stock  - $.001 par value, 2,000,000 shares authorized,
       -0- issued and outstanding                                                             -                -
     Common Stock - $.001 par value, 50,000,000 shares authorized,
       18,710,834 and 16,028,084 issued and outstanding, respectively                    18,711           16,028
     Additional paid in capital                                                       4,600,996        1,043,299
     Accumulated deficit                                                             (3,871,496)        (646,635)
     Deferred expenses                                                                  (33,334)               -
                                                                                   ------------       ----------
         Total stockholders' equity                                                     714,877          412,692
                                                                                   ------------       ----------

 Total Liabilities and Stockholders' Equity                                        $  1,513,360       $  708,818
                                                                                   ============       ==========



           See accompanying notes to financial statements (unaudited)

                                I-TRAX.COM, INC.
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                    Three months       Three months
                                                        ended              ended
                                                    September 30,      September 30,
                                                         2000              1999
                                                     (unaudited)        (unaudited)
                                                    -------------      -------------
Revenue                                             $     212,936       $  364,557
                                                    -------------       ----------

Operating expenses:
     Cost of revenue                                      117,610           21,406
     General and administrative                         1,594,457          212,005
     Marketing and advertising                              8,686            8,325
                                                    -------------       ----------
Total operating expenses                                1,720,753          242,736
                                                    -------------       ----------

(Loss) income before other income (expenses)
     and provision for income tax                      (1,507,817)         121,821
                                                    -------------       ----------

Other income (expenses):
     Miscellaneous income                                  11,718                -
     Interest income                                        4,730                -
     Interest expense                                        (944)             (87)
                                                    -------------       ----------

Total other income (expense)                               15,504              (87)
                                                    -------------       ----------

(Loss) income before provision for income taxes        (1,492,313)         121,734
                                                    -------------       ----------

Provision for income taxes                                      -                -
                                                    -------------       ----------
Net (loss) income                                   $  (1,492,313)      $  121,734
                                                    =============       ==========

Basic:
     Net loss                                       $        (.08)      $      .01
                                                    =============       ==========

Weighted average number of shares
     outstanding                                       18,325,647       13,472,534
                                                    =============       ==========


           See accompanying notes to financial statements (unaudited)

                                I-TRAX.COM, INC.
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                     For the nine           For the nine
                                                     months ended           months ended
                                                 September 30, 2000     September 30, 1999
                                                     (unaudited)             (unaudited)
                                                 ------------------     ------------------
Revenue                                            $     277,163             $   601,376
                                                   -------------             -----------

Operating expenses:
  Cost of revenue                                        163,123                 209,705
  General and administrative expenses                  3,102,752                 702,028
  Marketing and advertising                              130,838                  19,908
                                                   -------------             -----------
Total operating expenses                               3,396,713                 931,641
                                                   -------------             -----------

Loss before other income (expenses)
  and provision for income taxes                      (3,119,550)               (330,265)
                                                   -------------             -----------

Other income (expenses):
     Miscellaneous income                                 69,078                       -
     Interest income                                       4,730                       -
     Interest expense                                     (2,619)                   (255)
     Provision for loss contingency                     (176,500)                      -
                                                   -------------             -----------

Total other income (expenses)                           (105,311)                   (255)
                                                   -------------             -----------

Loss before provision for income taxes                (3,224,861)               (330,520)
                                                   -------------             -----------

Provision for income taxes                                     -
                                                   -------------             -----------

Net loss                                           $  (3,224,861)            $  (330,520)
                                                   =============             ===========
Basic:
     Net loss
                                                   $        (.18)            $      (.03)
                                                   =============             ===========

Weighted average number of
  common shares outstanding                           17,767,904              10,409,601
                                                   =============             ===========



           See accompanying notes to financial statements (unaudited)

                                I-TRAX.COM, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                           Common Stock            Additional                             Total
                                    ------------------------         Paid-in          Accumulated        Deferred      Stockholders'
                                      Shares          Amount         Capital            Deficit          Expenses         Equity
                                    ----------      --------      ------------     ---------------    ------------    --------------
Balances at December 31, 1999       16,028,084      $ 16,028      $ 1,043,299      $   (646,635)      $       -       $   412,692

Sale of common stock,
    net of costs (Note 6 (a) (i))    1,800,000         1,800        1,793,080                 -               -         1,794,880

Sale of common stock
     (Note 6 (a) (ii))                 840,250           840        1,679,660                 -                         1,680,500

Common stock issued in
    exchange for services
     rendered                           25,000            25           49,975                 -         (33,334)           16,666

Common stock issued in
     connection with conversion
     of related party debt              17,500            18           34,982                 -               -            35,000

Net loss for the nine months
     ended September 30, 2000                -             -                -        (3,224,861)              -        (3,224,861)
                                    ----------      --------      -----------      ------------       ---------       -----------
Balances at September 30, 2000      18,710,834      $ 18,711      $ 4,600,996      $ (3,871,496)      $ (33,334)      $   714,877
                                    ==========      ========      ===========      ============       =========       ===========



           See accompanying notes to financial statements (unaudited)

                                 I-TRAX.COM, INC
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                             Nine months        Nine months
                                                                                                ended              ended
                                                                                            September 30,      September 30,
                                                                                                 2000               1999
                                                                                             (unaudited)        (unaudited)
                                                                                            -------------      -------------
Cash flows from operating activities:
  Net loss                                                                                  $ (3,224,861)       $ (330,520)
  Adjustments to reconcile net loss to net
  cash used for operating activities:
   Depreciation and amortization                                                                  22,809             4,664
Decrease (increase) in:
  Accounts receivable                                                                             72,944            80,430
  Prepaid expenses                                                                               (85,448)                -
  Other receivables                                                                              (75,414)                -
  Security deposits                                                                              (88,001)                -
(Decrease) increase in:
  Accounts payable                                                                               379,621            39,098
  Accrued expenses                                                                              (123,246)           (2,257)
  Deferred revenue                                                                               315,280                 -
                                                                                            ------------        ----------
    Net cash used for operating activities                                                    (2,806,316)         (208,585)
                                                                                            ------------        ----------
Cash flows from investing activities:
  Purchase of office equipment and furniture                                                    (279,661)          (29,693)
  Increase in software development costs                                                        (204,750)                -
                                                                                            ------------        ----------
     Net cash used for investing activities                                                     (484,411)          (29,693)
                                                                                            ------------        ----------
Cash flows from financing activities:
  Capital lease principal payments                                                                (1,335)                -
  (Repayment of) proceeds from convertible notes payable                                         (37,500)          150,000
  Repayments to related parties                                                                  (30,365)          (10,121)
  Net proceeds from sale of common stock                                                       3,475,380            58,500
                                                                                            ------------        ----------
    Net cash provided by financing activities                                                  3,406,180           198,379
                                                                                            ------------        ----------

Net increase (decrease) in cash                                                                  115,453           (39,899)

Cash and cash equivalents at beginning of period                                                 195,728            52,883
                                                                                            ------------        ----------

Cash and cash equivalents at end of period                                                  $    311,181        $   12,984
                                                                                            ============        ==========

Supplemental disclosure of non-cash flow information:
Cash paid during the period for:
   Interest                                                                                 $      2,619        $      255
                                                                                            ============        ==========
   Income taxes                                                                             $          -        $        -
                                                                                            ============        ==========

Schedule of non-cash investing activities:
   Acquisition of office equipment in connection
     with capital lease obligation                                                          $     34,290        $        -
                                                                                            ============        ==========

Schedule of non-cash financing activities:
    Issuance of common stock in connection
    with debt conversion                                                                    $    (35,000)       $ (405,500)
                                                                                            ============        ==========

           See accompanying notes to financial statements (unaudited)

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 -- ORGANIZATION AND NATURE OF BUSINESS

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

             Pursuant to a merger agreement dated as of December 14, 1999 (with an effective date of December 30, 1999), the Company issued 8,000,082 shares of its common stock in exchange for all the issued and outstanding common stock of Member-Link Systems, Inc. ("Memberlink"). Memberlink also a Delaware corporation was a health information technology company, which developed, sold and licensed software technology to various organizations, including but not limited to, governmental agencies.

             The merger of the Company and Memberlink was treated as a recapitalization of Memberlink with Memberlink as the acquirer (reverse acquisition). The accompanying financial statements reflect this transaction as if it had occurred on January 1, 1999. Such transaction is considered a capital transaction whereby Memberlink contributed its stock for the net assets of the Company. Upon consummation of the merger on December 30, 1999, the stockholders of Memberlink received 8,000,082 shares of the Company's common stock, which then represented 49.9% of the outstanding common stock immediately after the issuance. Simultaneously with the merger, Memberlink's then President was elected as the Company's President. Upon consummation of the merger transaction the Company was recapitalized and Memberlink ceased to exist with the Company continuing as the surviving entity.

NOTE 2 -- INTERIM RESULTS AND BASIS OF PRESENTATION

             The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2000 and the results of the operations and cash flows for the three and nine month periods ended September 30, 2000 and 1999. The results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 2 -- INTERIM RESULTS AND BASIS OF PRESENTATION (cont'd)

             It is suggested that these unaudited financial statements be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 1999 as included in our report on Form 10-SB filed on April 10, 2000.

             The Company recognizes revenues in accordance with Statement of Position 97-2 "Software Revenue Recognition" as further modified by Statement of Position 98-9 "Modification of SOP 97-2, "Software Revenue Recognition with Respect to Certain Transactions". SOP 97-2 was effective January 1, 1998 and generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, post-contract customer support, installation and training to be allocated to each element based on the relative fair value of the elements. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence ("VSOE") of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied.

             Revenue from software development contracts is recognized on a percentage-of-completion method with progress to completion measured based upon labor hours incurred or achievement of contract milestones.

             Revenue from re-sale of hardware and software, obtained from vendors, is recognized at the time hardware and software is delivered to customers.

             Deferred revenue represents funds received in advance in excess of revenue recognized.

NOTE 3 -- CONVERTIBLE NOTE PAYABLE

             The $37,500 convertible note payable was repaid in full during the quarter ended March 31, 2000.

NOTE 4 -- DUE TO RELATED PARTIES

             Due to related parties as of September 30, 2000 amounting to $683 is comprised of advances made by the Company's President (formerly an officer of Memberlink) amounting to $683. This amount was repaid in October 2000.

             During September 2000, the Company issued 17,500 shares of its $.001 common stock to a former officer of Memberlink in lieu of repayments of $35,000 of advances made by such officer during 1999.

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 5 -- COMMITMENTS AND CONTINGENCIES

          a) Nature of Business

             The Company is subject to risks and uncertainties common to growing technology-based companies, including rapid technological developments, reliance on continued development and acceptance of the internet, intense competition and a limited operating history.

          b) Lack of Insurance

             The Company, through March 14, 2000, did not maintain any liability insurance or any other form of general insurance. Although the Company is not aware of any claims resulting from product malfunctions or any other type, there is no assurance that none exist.

          c) Significant customers and vendors

             Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable. For the three and nine months ended September 30, 2000, the Company had two unrelated customers, respectively, which accounted for 50% and 42% and 39% and 44% of total revenues, respectively. For the three and nine months ended September 30, 1999, the Company had one unrelated customer, which accounted for 74% and 82% of total revenues, respectively. As of September 30, 2000, the Company had two unrelated customers, which accounted for 48% and 36%, respectively, of accounts receivables.

          d) Office Lease

             On October 22, 1999, the Company entered into a non-cancelable lease agreement for its technology and product development office pursuant to a five year lease expiring October 31, 2004 with annual rent at approximately $162,000 before annual escalations.

             On April 10, 2000, the Company entered into a non-cancelable lease agreement for its executive offices pursuant to a five-year lease expiring June 29, 2005 with annual rent of approximately $123,000 per year before annual escalations.

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 5 -- COMMITMENTS AND CONTINGENCIES (cont'd)

          d) Office Lease (cont'd)

             The Company's approximate future minimum annual rental payments under the non-cancelable operating leases in effect as of September 30, 2000 are as follows:

                                  For the year
                              ended December 31:
                              ------------------
                                     2000                 $   244,000
                                     2001                     292,005
                                     2002                     299,315
                                     2003                     306,804
                                     2004                     284,152
                                     Thereafter                66,390
                                                          -----------
                                                          $ 1,492,666
                                                          ===========

             Prior to October 1999, the Company rented office space on a month-to-month basis at a rate of approximately $2,500 per month.

             Rent expense for the three months ended September 30, 2000 and 1999 amounted to approximately $72,000 and $15,500, respectively. Rent expense for the nine months ended September 30, 2000 and 1999 amounted to approximately $174,000 and $26,000, respectively.

          e) Employment Agreements

             i) On June 1, 1999, Memberlink entered into three employment agreements with certain officers of the Company. The Company succeeded to Memberlink's obligations under these employment agreements. The employment agreements expire on May 31, 2002 with annual salaries ranging from $125,000 to $175,000. Subsequent to December 31, 1999, the Company began renegotiating two of the employment agreements, one with its chief technology officer and one with its President. On September 28, 2000 with an effective as of January 1, 2000, the Company entered into a new employment agreement with the chief technology officer. The agreement is for an initial term of three years and provides for initial annual pay of $125,000. The employment agreement with its president remains under negotiations as of September 30, 2000.

             The third such agreement was terminated effective April 4, 2000, pursuant to an agreement of settlement. The Company paid $50,000, in $10,000 monthly installments commencing April 15, 2000, as settlement payments for which such employee continued to render services as necessary for the Company during the period of installments. The Company also arranged for the sale of 70,000 shares of common stock of the Company held by this employee at a price of $1.25 per share, which was deemed to be the market value at the date of settlement. As of September 30, 2000 the Company has paid all such installments and accordingly such former employee is not obligated to perform any future services.

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 5 -- COMMITMENTS AND CONTINGENCIES (cont'd)

             e) Employment Agreements (cont'd)

             ii) The Company entered into an employment agreement on November 29, 1999, with an individual to act as the Company's Chief Medical Officer at an annual salary of $85,000. In addition, the Company agreed to grant options to purchase 100,000 shares of common stock in accordance with the Company's newly established 2000 Equity Compensation Plan (see note 6(b)). Such options will vest in increments to be determined, but in no event, later than November 29, 2002.

          f) Judgments

             During 1998, several judgments were entered against the Company while it was operating as U.S. Medical Alliance, relating to, among other things, the Company's prior line of business of managing physician practices. The allegations made in the underlying suits relate to wrongful discharge, general breach of contract, breach of equipment lease agreements and miscellaneous vendor claims. The aggregate amount of such judgments entered against the Company and certain associated physicians was approximately $600,000. As of September 30, 2000, the Company has settled and paid all such judgments (except one), which amounted to approximately $189,000. The last judgment in the amount of approximately $24,000, stemming from a breach of contract claim, has not yet been satisfied due to the death of the judgment holder. The Company's offer amounting to $6,000 is likely to be accepted based on legal counsel's correspondence. As of September 30, 2000, the Company has kept a $10,000 reserve in its contingency loss accrual relating to this judgment.

          g) Profit sharing plan

             During the second quarter 2000, the Company established a 401(k) profit sharing plan covering certain qualified employees, which includes employer participation in accordance with the provisions of the Internal Revenue Code. The plan allows participants to make pretax contributions and the Company to match certain percentages of employee contributions depending on a number of factors, including the participant's length of service. The profit sharing portion of the plan is discretionary and noncontributory. All amounts contributed to the plan are deposited into a trust fund administered by an independent trustee. As of September 30, 2000, the Company has made no contributions.

          h) Capital lease obligation

             In April 2000, the Company acquired a telephone system for $34,290 by entering into capital lease obligations with interest at approximately 10.1% per annum, requiring 60 monthly payments of $731, which include principal and interest. The related equipment secures the lease.

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 5 -- COMMITMENTS AND CONTINGENCIES (cont'd)

          h) Capital lease obligation (cont'd)

             The future minimum lease commitment under the capital lease as of September 30, 2000 is as follows:

                      For the year
                    ended December 31:
                    ------------------
                          2000                                         $  2,193
                          2001                                            8,771
                          2002                                            8,771
                          2003                                            8,771
                          2004                                            8,771
                          Thereafter                                      4,380
                                                                       --------

                          Total future payments                          41,657

                          Less amount representing interest              (8,702)
                                                                       --------

                          Present value of minimum lease payments      $ 32,955
                                                                       ========

             At June 30, 2000 computer equipment under capital leases are carried at a book value of $34,290.

NOTE 6 -- STOCKHOLDERS' EQUITY

          a) Sale of common stock

             (i) During January and February 2000, the Company sold an aggregate of 1,800,000 shares of its common stock at $1 per share yielding net proceeds of approximately $1,794,880 after certain offering expenses. Such shares were sold pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933.

             (ii) In May 2000, the Company commenced the May 2000 Confidential Private Placement Memorandum ("the Offering") pursuant to Rule 506 of Regulation D under the Securities Act of 1933. The offering was initially comprised of 1,000,000 shares of its $.001 par value common stock at $2 per share. As of September 30, 2000, the Company has sold an aggregate of 840,250 shares yielding proceeds of $1,680,500. In July 2000, the Board of Directors approved an amendment to the offering by increasing the number of shares offered from 1,000,000 to 2,500,000.

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 6 -- STOCKHOLDERS' EQUITY  (cont'd)

          b) 2000 Equity Compensation Plan

             During February 2000 (as amended during March 2000), the Company established the 2000 Equity Compensation Plan (the "Plan") to provide (i) designated employees of the Company and its subsidiaries, (ii) certain consultants and advisors who perform services for the Company or its subsidiaries, and (iii) non-employee members of the Board of Directors of the Company with the opportunity to receive grants of incentive stock options, non-qualified stock options and restricted stock. The aggregate number of shares of common stock of the Company that may be issued under the Plan is 3,000,000 shares. The maximum aggregate number of shares of common stock that shall be subject to grants made under the Plan to any individual during any calendar year shall be 350,000 shares. The exercise price of any incentive stock option granted under the plan shall not be less than the fair market value of the stock on the date of grant, as determined in good faith be the board of directors.

             As of September 30, 2000, the Company has granted an aggregate of 2,398,500 incentive and non-qualified stock options pursuant to the above plan with exercise prices ranging between $.625 and $2 per share. Such options are subject to various vesting periods ranging from June 2000 to May 2003.

             A summary of the status of the Company's options as of September 30, 2000 and changes during the nine months then ended is presented below:

                                                                           Exercise
                                                              Shares                      price
                                                            ---------                   ---------
             Outstanding at beginning of period                     -                     $     -
                Granted                                     2,398,500      Between $.62 and $2.00
                Exercised                                           -                           -
                Canceled                                            -                           -
                                                                    -                           -
                                                            ---------                     -------
             Outstanding at end of period,
             September 30, 2000                             2,398,500
                                                            =========

             Options available for grant at end
             of period                                        601,500
                                                            =========

             In addition, during January 2000, the Company granted 250,000 non-plan options to a consultant of the Company to acquire up to an aggregate of 250,000 shares of common stock at an exercise price of $.10.

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 6 -- STOCKHOLDERS' EQUITY  (cont'd)

          b) 2000 Equity Compensation Plan

             During 2000, Financial Accounting Standard ("FAS") No. 123, "Accounting for Stock-Based Compensation," became effective for the Company. FAS 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application. The Company has elected not to disclose any pro forma disclosures since it has determined that the hypothetical fair value of the options is equal to or less than the exercise price of the options.

          c) Issuance of Common Stock For Services

             During August 2000, the Company issued 25,000 shares of its $.001 par value common stock at $2.00 per share along with payments for recruiting expenses in connection with expanding its sales force. As of September 30, 2000, a portion of such shares and cash payments are considered prepaid since a portion of the services was not received until after September 30, 2000. Accordingly, as of September 30, 2000, $14,583 of cash has been recorded as prepaid and $33,334 of stock issued has been recorded as a deferred expense and accordingly presented as a reduction of stockholder's equity.

NOTE 7 -- SUBSEQUENT EVENTS

          a) Agreement to acquire iSummit Partners, LLC

             In connection with the non-binding letter of intent entered into during July 2000 with iSummit Partners, LLC (D/B/A MyFamilyMD) ("MyFamilyMD"), during September 2000, the Company entered into a Contribution and Exchange Agreement (the "Exchange Agreement") whereby the Company agreed to issue an aggregate of up to 4,272,500 shares of its common stock to the owners of MyFamilyMD in exchange for all of the ownership interest in MyFamilyMD.

             Of this total, up to 1,709,000 shares may be forfeited as follows:
             854,500 shares in the event MyFamilyMD does not meet certain product development targets and up to 854,500 shares in the event MyFamilyMD does not meet certain revenue targets within one year after product launch.

             Immediately prior to the closing of the above transaction, the Company will perform a reorganization (as approved by the Board of Director) whereby the Company will become a wholly owned subsidiary of I-trax, Inc. ("Holding Company").

             In the reorganization, the Company's outstanding common stock will be converted into Holding Company common stock. Immediately following the reorganization, the owners of MyFamilyMD will contribute their interest to the Holding Company, which in effect will make MyFamilyMD a wholly owned subsidiary of Holding Company.

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7 -- SUBSEQUENT EVENTS (cont'd)

          a) Agreement to Acquire iSummit Partners, LLC (cont'd)

             As part of the Exchange Agreement, the Company committed to fund the development of MyFamilyMD's products (the "New Intellectual Property") and in the event that the transaction is not consummated by March 31, 2001 (as stipulated in the Exchange Agreement), the Company will retain ownership of the New Intellectual Property. In addition in the event the transaction is not consummated by March 31, the Company will pay MyFamilyMD, over a five-year period, 7% of the consumer revenue generated by the New Intellectual Property in exchange for any of MyFamilyMD's intellectual property that the Company does not already own.

             The following table sets forth at September 30, 2000 the unaudited actual balance sheet of I-Trax.com and the proposed reorganization, and the pro forma financial statements of I-Trax.com, Holding Company and the consummation of the MyFamilyMD transaction.

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)





                                                                                                          ISUMMIT
                                                                                      PROFORMA        PARTNERS, LLC
                                                          I-TRAX.COM                CONSOLIDATED           d/b/a
                                       I-TRAX.COM, INC.   ACQUISITION  I-TRAX INC   I-TRAX, INC         MYFAMILYMD
                                         (UN-AUDITED)    (UN-AUDITED) (UN-AUDITED)  (UN-AUDITED) (as of August 31, 2000)   ADJ.REF
                                       ---------------------------------------------------------------------------------------------
Cash                                   $    311,181        $   -       $   -       $    311,181        $    64,587
Accounts receivable                         339,094            -           -            339,094                 -
Prepaid expenses                            121,606            -           -            121,606                 -
Other receivables                            75,414           10          10             75,414            26,102
                                       ---------------------------------------------------------------------------------------------
     Total current assets                   847,295           10          10            847,295            90,689
                                       ---------------------------------------------------------------------------------------------
Machinery & Equipment, net                  327,152            -           -            327,152            13,543
Web site development costs                  210,750            -           -            210,750                 -

Intangible assets - goodwill, etc.                -            -           -                  -                 -            a
Security deposits                           128,163                        -            128,163                 -
                                       ---------------------------------------------------------------------------------------------
     Total assets                      $  1,513,360        $  10       $  10       $  1,513,360        $  104,232
                                       =============================================================================================
Total Liabilities                      $    798,483        $   -       $   -       $    798,483        $  196,574
                                       ---------------------------------------------------------------------------------------------
Common Stock                                 18,711           10          10             18,711                 -            a
Additional Paid - In - Capital            4,600,996            -           -          4,600,996                 -            a

Member's deficit                                  -            -           -                  -           (92,342)           b
                                                                                              -
Accumulated Deficit & other              (3,904,830)           -           -         (3,904,830)                -            c
                                       ---------------------------------------------------------------------------------------------
Total Stockholders' Equity                  714,877           10          10            714,877           (92,342)
                                       =============================================================================================
Total liabilities & stockholder's
    equity                             $  1,513,360        $  10       $  10       $  1,513,360        $  104,232
                                       =============================================================================================

                                                             PRO FORMA
                                          PRO FORMA        CONSOLIDATED
                                         ADJUSTMENTS       I-TRAX, INC
                                         (UN-AUDITED)      (UN-AUDITED)
                                       --------------------------------
Cash                                   $          -        $    375,768
Accounts receivable                               -             339,094
Prepaid expenses                                  -             121,606
Other receivables                                 -             101,516
                                       --------------------------------
     Total current assets                         -             937,984
                                       --------------------------------
Machinery & Equipment, net                                      340,695
Web site development costs                                      210,750

Intangible assets - goodwill, etc.        6,836,000           5,196,256
Security deposits                                 -             128,163
                                       --------------------------------
     Total assets                      $  5,196,256        $  6,813,848
                                       ================================
Total Liabilities                      $          -        $    995,057
                                       --------------------------------
Common Stock                                  3,418              22,129
Additional Paid - In - Capital            6,832,582          11,433,578

Member's deficit                             92,342                   -

Accumulated Deficit & other              (1,732,086)         (5,636,916)
                                       --------------------------------
Total Stockholders' Equity                5,196,256           5,818,791
                                       ================================
Total liabilities & stockholder's
    equity                             $  5,196,256        $  6,813,848
                                       ================================

a - to effect for the issuance of 3,418,000 shares of $.001 par value common stock valued at $2 per share.

b - to eliminate iSummit Partners, LLC partner's deficit upon consolidation.

c - to write off and estimated 25% of the purchase price to purchased R&D.

                                I -TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 7 -- SUBSEQUENT EVENTS (cont'd)

          b) Advances from Officers

             During October 2000, the Company's Chief Executive Officer and Chief Operating Officer advanced an aggregate of $500,000 to the Company for working capital. The Company and the above officers are currently negotiating repayment terms.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Basis of Presentation

         The following discussion of the financial condition and related results of operations of I-Trax.com, Inc. (the "Company") should be reviewed in conjunction with the financial statements of the Company and related notes appearing on the preceding pages as well as the Company's audited financial statement for the fiscal year ended December 31, 1999, attached to our Registration Statement on Form 10-SB, filed on April 10, 2000, and the Company's unaudited financial statements for the fiscal quarters ended March 31, 2000 and June 30, 2000.

         Unaudited results of operations for the three and nine months periods ended September 30, 2000 are compared to the unaudited results of operations for the comparable periods ended September 30, 1999. Such information is based upon the historical financial information available as of the dates indicated. Results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of results to be attained for any other period.

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

Overview

         The Company has historically developed enterprise or client server applications for collecting disease specific data at the point of care. In the first fiscal quarter of 2000, the Company began to develop its Internet applications. We have just recently begun to deploy such Internet applications. The Company intends to continue to increase its expenditures primarily in the areas of product development, client services, business development, and sales and marketing. As a result, the Company expects to continue to incur substantial operating losses over the next nine to twelve months.

         The Company's current primary sources of revenues are license fees and product development fees it charges its customers. In the future, the Company expects to generate a significant portion of its revenue from subscriptions to the Company's products delivered over the Internet.

Results of Operations

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999.

         Total revenues for the nine-month period ended September 30, 2000 decreased to $277,163 as compared to $ 601,376 for the nine-month period ended September 30, 1999, due primarily to the Company's continued migration to an Internet model as well as normal sales cycles. Cost of revenue was $163,123 for the nine-month period ended September 30, 2000 as compared to $209,705 for the prior comparable period, consisting primarily of computer hardware and networking and consulting expenses.

         The aggregate operating expenses for the nine-month period ended September 30, 2000 increased to $3,233,590 as compared to $ 721,936 for the prior comparable period. The significant increase in the aggregate operating expenses was due primarily to the Company's selling, general and administrative expenses, which equaled $3,102,752 during this period as compared to $702,028 for the prior comparable period. Selling, general and administrative expenses consisted primarily of compensation for product development, legal, finance, sales, management, travel, rent, telephone and consulting services. This increase resulted primarily from increased costs necessary to support the growth of the Company's business activities, and the development of its core products and new products. The Company intends to continue to incur costs in these categories in future periods to support continued growth and expansion.

         For the nine months ended September 30, 2000 and 1999, the Company generated losses amounting to $3,224,861 and $ 330,520, respectively. The increase in losses are directly attributed to its increasing selling, general and administrative expenses, which are expected to continue through mid 2001 at which time the Company expects to commence generating sufficient revenues to cover its expenses.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999.

         Total revenues for the three-month period ended September 30, 2000 decreased to $212,936 as compared to $364,557 for the three-month period ended September 30, 1999. Cost of revenue was $117,610 for the three-month period ended September 30, 2000 as compared to $21,406 for the prior comparable period, consisting primarily of computer hardware and networking and consulting expenses.

         The aggregate operating expenses for the three-month period ended September 30, 2000 increased to $1,603,143 as compared to $220,330 for the prior comparable period. The significant increase in the aggregate operating expenses was due primarily to the Company's selling, general and administrative expenses, which equaled $1,594,457 during this period as compared to $ 212,005 for the prior comparable period. Selling, general and administrative expenses consisted primarily of compensation for product development, legal, finance, sales, management, travel, rent, telephone and consulting services. This increase resulted primarily from increased costs necessary to support the growth of the Company's business activities and the development of its core products and new products. The Company intends to continue to spend in these categories in future periods to support continued growth and expansion.

         For the three months ended September 30, 2000, the Company generated a net loss amounting to $1,492,313, whereas for the three months ended September 30, 1999, the Company generated income of $121,734. The increase in net losses from 1999 to 2000 is directly attributed to the Company's increasing selling, general and administrative expenses which are expected to continue through mid 2001, at which time the Company expects to commence generating sufficient revenues to cover its expenses.

Liquidity and Capital Resources

         The Company's accumulated deficit of approximately $3,900,000 from inception through September 30, 2000 has been funded primarily through capital contributions from the sale of its Common Stock. On February 20, 2000, the Company completed a private placement of 1,800,000 shares of its Common Stock at $1.00 per share, yielding to the Company aggregate proceeds of $1,800,000, which have funded the Company's planned expansion.

         In addition, in May 2000 the Company initiated a second private placement of 1,000,000 shares of its Common Stock at $2.00 per share, seeking to raise an additional $2,000,000. The Board of Directors of the Company amended the private placement in July 2000 to cover 2,500,000 shares of Common Stock, at the same price per share, seeking to raise an aggregate of $5,000,000. As of September 30, 2000, the Company sold an aggregate of 857,750 shares pursuant to this private placement, yielding to the Company an aggregate of $1,715,500. As of November 9, 2000 the Company sold an aggregate of 902,750 shares of Common Stock, yielding to the Company an aggregate of $1,805,500. The raised funds have been and will be used to fund operations and to accelerate the Company's product development efforts. The funds will also be used to fund development of certain intellectual property acquired from MyFamilyMD. For further discussion of this arrangement with MyFamilyMD, see "MyFamilyMD Agreements" below. The Company believes that these funds, together with anticipated collection of its accounts receivables, its anticipated revenues, selling of an additional 1,500,000 shares of its Common Stock pursuant to the July 2000 amendment to the May 2000 private placement and certain bridge financing (which is currently under negotiations) will be sufficient to meet the Company's present business expansion requirements until the end of the second quarter of 2001, at which time the Company presently expects to become self sufficient. Although the Company plans to seek additional capital during the first half of fiscal 2001, there can be no assurance that such financing will be available on acceptable terms, if at all.

         In order for the Company to meet its current monthly cash requirements, during October 2000, the Company's Chief Executive Officer and Chief Operating Officer advanced an aggregate of $500,000 to the Company for working capital. The Company and the above officers are currently negotiating repayment terms.

         At September 30, 2000, the Company had approximately $310,000 in cash. The Company's principal source of liquidity is the cash obtained from the private placements described above. The Company currently has no available credit facilities.

         For the nine-months ended September 30, 2000, the Company used $2,806,316 of cash for operating activities and $484,411 for investing activities (which was primarily for the purchase of office equipment and furniture and fixtures). The funds used for operating and investing were all funded through the sale of Common Stock pursuant to the Company's private placements, which amounted to $3,475,380 for the nine months ended September 30, 2000.

         For the nine-months ended September 30, 1999, the Company used $208,585 for operating activities and $29,963 for investing activities. All of the cash used was funded from borrowings pursuant to a promissory note and sale of common stock.

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

MyFamilyMD Agreements

         In August 2000 and September 2000, we entered into several agreements with iSummit Partners, LLC, which is doing business as MyFamilyMD, and its three owners. MyFamilyMD is an Internet and software company developing personalized Internet applications, commonly referred to as MedWizards, to enable individuals and families to manage their healthcare.

         In August 2000, we entered into an agreement with MyFamilyMD to make arrangements about certain intellectual property of MyFamilyMD and to allocate the responsibility for developing MyFamilyMD's World Wide Web site and the MedWizards. The parties entered into this agreement in recognition of the need to proceed with the development of MyFamilyMD's World Wide Web site and the MedWizards while we continued to negotiate an acquisition of MyFamilyMD from its owners in exchange for shares of our Common Stock. In this agreement, MyFamilyMD granted us a license (which is exclusive except with respect to MyFamilyMD) to MyFamilyMd's existing intellectual property, including the conceptual framework of the MedWizards, permitted us to develop MyFamilyMD's World Wide Web site and the MedWizards, and permitted us to own all of the intellectual property that would result from this development effort. In turn, we agreed to pay for all development costs and, in the event we did not sign a binding agreement to acquire MyFamilyMD or in the event we signed such an agreement but the closing under such agreement did not occur before March 31, 2001, we also agreed to acquire from MyFamilyMD all intellectual property that we did not already own for a fee equal to a percentage of revenues generated by the MedWizards over a fixed period of time after the MedWizards were launched.

         On September 22, 2000, we and our wholly owned subsidiary, I-trax, Inc. (the "Holding Company), on the one hand, and MyFamilyMD and its owners, on the other hand, entered into a Contribution and Exchange Agreement pursuant to which the Holding Company agreed to acquire all of the outstanding ownership interests in MyFamilyMD from its owners. In addition, prior to and as a condition of the acquisition, we agreed to complete a restructuring to create a new holding company structure. In the restructuring, all of our existing stockholders will become stockholders of the Holding Company, which will own all of the outstanding capital stock of the I-Trax.com.

         Pursuant to the Contribution and Exchange Agreement, the Holding Company will issue an aggregate of up to 4,272,500 shares of its common stock to the owners of MyFamilyMD in exchange for their contribution to the Holding Company of all of the ownership interests in MyFamilyMD. Of this total number of shares, up to 1,709,000 or 40% may be forfeited by the owners to the Holding Company. 854,500 shares, or 20% of the aggregate shares, will be held in escrow and released to the MyFamilyMD owners when the Holding Company launches MyFamilyMD's technology -- the MedWizards. In addition, 854,500, or an additional 20% of the aggregate shares, will be held in escrow and released to MyFamilyMD owners when and if the Holding Company's revenues generated by products incorporating the MedWizards, during the period beginning on the date we launch the MedWizards and ending on the date which is the first anniversary of such launch date, reach $11,000,000. If such revenues are less than $11,000,000, the number of shares released to the members of MyFamilyMD on account of reaching the revenue target will be reduced by one share for every $5.50 shortfall in the revenues. An aggregate of 427,250 shares or 10% of the aggregate shares will be held in escrow and released to the members of MyFamilyMD following the Holding Company's fiscal 2001 audit if MyFamilyMD's representations, warranties and covenants have not been breached.

         The aggregate number of shares of our common stock to be issued to the owners of MyFamilyMD pursuant to our agreement with them and MyFamilyMD are equal to approximately 22.8% of the currently issued and outstanding shares of our capital stock and which will result in such owners owning approximately 18.57% of our outstanding common stock.

         We are not required to seek stockholder approval for issuance of shares of our capital stock in this transaction under applicable law.

         We have agreed to grant MyFamilyMD owners "piggy back" registration rights (subject to underwriter cut back) in the event we register any common stock for our own account under the Securities Act of 1933.

         On October 27, 2000, the Holding Company filed with the Securities and Exchange Commission a registration statement on Form S-4 with respect to the reorganization required in connection with the MyFamilyMD transaction.

PART II           Other Information

Item 1.           Legal Proceedings

         The Company is not a party to any material legal proceedings.

Item 2.           Change in Securities

         In May 2000 the Company initiated a private placement of 1,000,000 shares of its Common Stock to accredited investors, seeking to raise $2,000,000 at $2.00 per share. The Board of Directors of the Company amended the private placement in July 2000 to cover 2,500,000 shares of Common Stock seeking to raise an aggregate of $5,000,000. As of June 30, 2000, no shares of the Company's Common Stock were sold pursuant to this private placement. As of September 30, 2000, the Company sold an aggregate of 857,750 shares at several closing, yielding to the Company an aggregate of $1,715,500. The funds raised in this private placement, with the exception of a portion of the proceeds used to cover related expense, have been used to fund operations and to accelerate the Company's product development efforts. In issuing such private placement shares, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder. We filed with the SEC a Form D in connection with the issuance of our shares in this private placement.

Item 3.           Defaults Upon Senior Securities

         None.

Item 4.           Submission of Matters to a Vote of Security Holders

         None.

Item 5.           Other Information

         None.

Item 6.           Exhibits and Reports on Form 8-K.

         10.1 Interim Agreement dated as of August 30, 2000 between I-Trax.com, Inc. and iSummit Partners, LLC (Incorporated by reference to Exhibit 10.6 to I-trax, Inc.'s Registration Statement on Form S-4, Registration No. 333-48862.)

         10.2 Contribution and Exchange Agreement dated as of September 22, 2000 by and among I-trax, Inc., I-Trax.com, Inc., iSummit Partners LLC, and Stuart Ditchek, A. David Fishman, and Granton Marketing Nederland BV. (Incorporated by reference to
                  Exhibit 10.7 to I-trax, Inc.'s Registration Statement on Form S-4, Registration No. 333-48862.)

         10.3 Side Letter Agreement dated September 22, 2000 to the Contribution and Exchange Agreement dated as of September 22, 2000 by and among I-trax, Inc., I-Trax.com, Inc., iSummit Partners, LLC, and Stuart Ditchek, A. David Fishman, and Granton Marketing Nederland BV. (Incorporated by reference to
                  Exhibit 10.8 to I-trax, Inc.'s Registration Statement on Form S-4, Registration No. 333-48862.)

         10.4 Employment Agreement entered into on September 28, 2000, effective as of January 1, 2000 between I-Trax.com, Inc. and David C. McCormack. (Incorporated by reference to Exhibit
                  10.15 to I-trax, Inc.'s Registration Statement on Form S-4, Registration No. 333-48862.)

         27.1     Financial data schedule.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              I-TRAX.COM, INC.

Date: November 14, 2000                       By: /s/ Frank A. Martin
                                                 -------------------------------
                                                  Name:  Frank A. Martin
                                                  Title: Chief Executive Officer