Form 10QSB/A
period 2000-03-31
I TRAX INC
filed 2001-02-23
CIK 1110189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

                         Commission File Number: 0-30275

                                I-TRAX.COM, INC.
                   ------------------------------------------
              (Exact name of small business issuer in its charter)

           Delaware                                             13-3212593
-------------------------------                           ---------------------
 (State or other jurisdiction)                               (I.R.S. Employer
                                                            Identification No.)

          One Logan Square, 130 N. 18th Street, Philadelphia, PA 19103
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (215) 557-7488
                 -----------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of March 31, 2000, the Registrant had 17,828,084 shares of its $0.001 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X ]

                                      INDEX

                                                                            Page

PART I  FINANCIAL INFORMATION............................................... 3
   Item 1.  Financial Statements ........................................... 3
   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................15

PART II OTHER INFORMATION...................................................18
   Item 1.  Legal Proceedings...............................................18
   Item 2.  Changes in Securities...........................................18
   Item 3.  Defaults upon Senior Securities.................................18
   Item 4.  Submission of Matters to a Vote of Security Holders.............18
   Item 5.  Other Information...............................................18
   Item 6.  Exhibits and Reports on Form 8-K................................18

PART I   Financial Statements

Item 1.  Financial Statements


                                I-TRAX.COM, INC.
                          INDEX TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



                                                                   Page
                                                                  Number

Balance sheets at March 31, 2000 (unaudited) and
    December 31, 1999                                                3

Statements of operations for the three months
    ended March 31, 2000 and 1999 (unaudited)                        4

Statement of stockholders' equity for the
    three months ended March 31, 2000 (unaudited)                    5

Statements of cash flows for the three months
    ended March 31, 2000 and 1999 (unaudited)                       6

Notes to financial statements (unaudited)                          7-14

                                                     I-TRAX.COM, INC.
                                                      BALANCE SHEETS

                                                          ASSETS

                                                                                     March 31,
                                                                                       2000                   December 31,
                                                                                    (unaudited)                  1999
                                                                                    -----------              ------------

Current assets:
     Cash                                                                       $       1,387,547         $       195,728
     Accounts receivable                                                                  213,183                 412,038
     Prepaid expenses and other costs                                                     169,524                  24,770
                                                                                -----------------          --------------
         Total current assets                                                           1,770,254                 632,536
                                                                                -----------------          --------------

Property and equipment, net                                                                56,129                  36,120
Security deposits                                                                          49,662                  40,162
                                                                                -----------------          --------------
         Total assets                                                          $        1,876,045         $       708,818
                                                                               ==================         ===============


                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                                     $          144,865         $       192,578
     Convertible note payable                                                                   -                  37,500
     Due to related parties                                                                48,048                  66,048
                                                                                -----------------          --------------
         Total current liabilities                                                        192,913                 296,126
                                                                                -----------------          --------------

Commitments & Contingencies  (Note 5)                                                        -                          -

Stockholders' Equity:
     Preferred Stock  - $.001 par value, 2,000,000 shares authorized,
         -0- issued and outstanding                                                          -                          -
     Common Stock - $.001 par value, 50,000,000 shares authorized,
       17,828,084 and 16,028,084 issued and outstanding, respectively                      17,828                  16,028
     Additional paid-in capital                                                         2,948,879               1,043,299
     Accumulated deficit                                                               (1,283,575)              (646,635)
                                                                                ------------------         --------------
         Total stockholders' equity                                                     1,683,132                 412,692
                                                                                -----------------          --------------

Total Liabilities and Stockholders' Equity                                     $        1,876,045         $       708,818
                                                                               ==================         ===============


                                See accompanying notes to financial statements (unaudited)

                                     I-TRAX.COM, INC.
                                 STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                        (UNAUDITED)

                                                      Three months           Three months
                                                         ended                  ended
                                                        March 31,             March 31,
                                                          2000                   1999
                                                      ------------           ------------

Revenue                                               $       --             $    223,950
                                                      ------------           ------------

Operating expenses:
     Cost of revenue                                          --                  124,083
     Selling, general and administrative                   647,586                108,992
     Research and development                                  583                 41,707
                                                      ------------           ------------
Total operating expenses                                   648,169                274,782
                                                      ------------           ------------

Loss before other income
     (expenses) and provision for income tax              (648,169)               (50,832)
                                                      ------------           ------------

Other income (expenses):
     Miscellaneous income                                   11,253
     Interest expense                                          (24)                  (168)
                                                      ------------           ------------
Total other income (expenses)                               11,229                   (168)
                                                      ------------           ------------

Loss before provision for income taxes                    (636,940)               (51,000)
                                                      ------------           ------------

Provision for income taxes                                    --                     --
                                                      ------------           ------------

Net loss                                              $   (636,940)          $    (51,000)
                                                      ============           ============

Basic:
     Net loss                                         $       (.04)          $       (.06)
                                                      ============           ============

Weighted average number of shares
     outstanding                                        16,928,084                853,000
                                                      ============           ============



                See accompanying notes to financial statements (unaudited)


                                                     I-TRAX.COM, INC.
                                      STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                         FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                                        (UNAUDITED)


                                                                      Additional                                Total
                                            Common Stock                Paid-in          Accumulated        Stockholders'
                                        Shares           Amount         Capital            Deficit             Equity
                                    -----------       -----------    --------------     -------------      --------------

Balances at December 31, 1999         16,028,084    $    16,028      $   1,043,299         $(646,635)      $      412,692

Sale of common stock,
    net of costs                       1,800,000          1,800          1,793,080                 -            1,794,880

Grant of Non-Qualified and
Non-Plan options to consultants as
consideration for services rendered            -              -            112,500                 -              112,500

Net loss for the three months
    ended March 31, 2000                       -              -                  -          (636,940)          (636,940)
                                    ------------    -----------      -------------      -------------       ------------

Balances at March 31, 2000            17,828,084    $    17,828      $   2,948,879      $ (1,283,575)       $   1,683,132
                                    ============    ===========      =============      =============       =============



                                See accompanying notes to financial statements (unaudited)

                                          I-TRAX.COM, INC
                                     STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                            (UNAUDITED)

                                                               Three months          Three months
                                                                  ended                 ended
                                                                 March 31,             March 31,
                                                                    2000                  1999
                                                               -----------           -----------
Operating activities:
     Net loss                                                  $  (636,940)          $   (53,804)
     Adjustments to reconcile net loss to net
       cash used for operating activities:
       Depreciation and amortization                                 7,204                   542
     Grant of non-qualified and non-plan options to
       consultants for services                                    112,500                  --

Decrease (increase) in:
     Accounts receivable                                           198,855                42,550
     Prepaid expenses and other current assets                    (144,754)              (16,150)
     Security deposits                                              (9,500)                 --
(Decrease) increase in:
     Accounts payable and accrued expenses                         (47,713)              (72,231)
                                                               -----------           -----------
Net cash used for operating activities                            (520,348)              (99,093)
                                                               -----------           -----------

Investing activities:
     Purchase of property and equipment                            (27,213)               (3,298)
                                                               -----------           -----------
Net cash used for investing activities                             (27,213)               (3,298)
                                                               -----------           -----------

Financing activities:
     (Repayment of) proceeds from notes payable                    (37,500)              150,000
     Repayments to related parties                                 (18,000)                 --
     Net proceeds from sale of common stock                      1,794,880                  --
                                                               -----------           -----------

Net cash provided by financing activities                        1,739,380               150,000
                                                               -----------           -----------

Net increase in cash                                             1,191,819                47,609

Cash and cash equivalents at beginning of year                     195,728                52,882
                                                               -----------           -----------

Cash and cash equivalents at end of year                       $ 1,387,547           $   100,491
                                                               ===========           ===========

Supplemental disclosure of non-cash flow information:
   Cash paid during the year for:
       Interest                                                $        24           $       168
                                                               ===========           ===========
       Income taxes                                            $      --             $      --
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

NOTE 1-- ORGANIZATION AND NATURE OF BUSINESS

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

          Prior to the Company's considering a merger with Memberlink, on September 3, 1999, it had entered into a Software and Proprietary Product Corporate License Agreement ("License Agreement), a Technical Service Agreement ("Technical Agreement") and a Management Service Agreement ("Management Agreement") with Memberlink for the use and exploitation of certain proprietary software created by Memberlink. In consideration for the technical and management support from Memberlink, the Company paid a $10,000 per month management fee to Memberlink and issued an aggregate of 2,000,000 shares of its common stock to it's officers and to key personnel responsible for the successful implementation and customization of the proprietary software. As consideration for the license, the Company issued 3,000,000 shares to Member Link Systems, Inc. ("Memberlink"), which were subsequently cancelled as a result of the merger discussed below

          Pursuant to a merger agreement dated as of December 14, 1999 (with an effective date of December 30, 1999), the Company issued 8,000,082 shares of its common stock in exchange for all the issued and outstanding common stock of Member-Link Systems, Inc. ("Memberlink"). Memberlink, which is also a Delaware corporation, is a health information technology company which has developed certain software technology which it sells and licenses to various organizations, including but not limited to governmental agencies.

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

NOTE 1-- ORGANIZATION AND NATURE OF BUSINESS (cont'd)

          The merger of the Company and Memberlink has been treated as a recapitalization of Memberlink with Memberlink as the accounting acquirer (reverse acquisition). The accompanying financial statements reflect this transaction as if it had occurred on January 1, 1998. Such transaction is considered a capital transaction whereby Memberlink contributed its stock for the net assets of the Company. Upon consummation of the merger on December 30, 1999, the shareholders of Memberlink received 8,000,082 shares of the Company's common stock, which in addition to the previously owned shares represented 60% of the outstanding common stock immediately after the merger. Simultaneously with the merger, Memberlink's former President was elected as the Company's President. Upon consummation of the merger transaction the Company was recapitalized and Memberlink ceased to exist with the Company being the surviving entity. No goodwill or intangibles were recorded as the public shell (the Company) only had nominal assets and based on the reverse acquisition accounting rules, the merger is valued at the net tangible assets of the Company.

          The Company has incurred substantial losses since incorporation. As of March 31, 2000, the accumulated deficit was $1,283,575. Moreover, the Company expects that its operating losses will continue for the foreseeable future. The Company's ability to continue as a going concern is primarily based on raising sufficient equity to meet its objectives.

NOTE 2--  INTERIM RESULTS AND BASIS OF PRESENTATION

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

NOTE 3-- CONVERTIBLE NOTE PAYABLE

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

NOTE 3-- CONVERTIBLE NOTE PAYABLE (cont'd)

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES (cont'd)

               c)   Office Lease

                    On October 22, 1999, the Company entered into a non-cancelable lease agreement for its administrative offices pursuant to a five year lease expiring October 31, 2004 with annual rent at approximately $162,000 before annual escalations.

                    The Company's approximate future minimum rental payments under non-cancelable operating leases in effect on December 31, 1999 are as follows:

                                        2000                $    161,376
                                        2001                     166,212
                                        2002                     171,192
                                        2003                     176,352
                                        2004                     151,370
                                                                --------
                                                            $    826,502

                    Prior to October 1999, the Company rented office space on a month to month basis at a rate of approximately $2,500 per month for a portion of the year ended December 31, 1999.

                    Rent  expense for the three  months ended March 31, 2000 and
                    1999   amounted   to   approximately   $43,439  and  $7,500,
                    respectively.

               d)   Employment Agreements

               i) On June 1, 1999, Member-Link entered into four employment agreements with certain officers' of the Company. The employment agreements terminate on May 31, 2000 with annual salaries ranging from $125,000 to $175,000. Subsequent to year end, the Company began renegotiating the remaining three employment agreements (since one was terminated) due to the merger effectuated on December 30, 1999.

               ii)  Effective  April  4,  2000,  the  Company  and  an  employee responsible to act as in-house counsel for the Company, executed an agreement of settlement for the termination of the underlying employment agreement entered on June 1, 1999. The Company agreed to pay $50,000, payable in $10,000 monthly installments commencing April 15, 2000 as settlement payments. The Company also agreed to arrange for the sale of 70,000 shares of the employee's common stock in the Company at a price of not less than $1.25 per share.

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


NOTE 5 - COMMITMENTS AND CONTINGENCIES (cont'd)

               d)   Employment Agreements (contd)

               iii) The Company entered into an employment agreement on November
                    29, 1999, with an individual to act as the Company's Chief Medical Officer at an annual salary of $85,000. In addition, the Company agreed to grant options to purchase 100,000 shares of common stock in accordance with the Company's newly established 2000 Equity Compensation Plan (see note 9(c)). Such options will vest in increments to be determined, but in no event no later than November 29, 2002. Such individual also received additional 100,000 common shares, valued at $12,500 for past services rendered to the Company during the year ended December 31, 1999. Lastly, the individual is also entitled to a sales bonus for sales (after costs and related expenses) of the Company's application systems for which he is primarily responsible.

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

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


NOTE 6-- STOCKHOLDERS' EQUITY

               a)   Issuance of common stock for settlement of debt

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

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


NOTE 6-- STOCKHOLDERS' EQUITY (cont'd)

               c)   2000 Equity Compensation Plan (cont'd)

                    As of March 31, 2000, the Company has granted an aggregate of 550,000 incentive and non-qualified stock options pursuant to the above plan with exercise prices ranging between $1 and $2 per shares pursuant to a vesting period commencing June 12, 2000 through March 14, 2002.

                    In addition, during the three months ended March 31, 2000, the Company granted 250,000 non-plan options to a consultant which vest over a period of six months commencing January 1, 2000. For the three months ended March 31, 2000, the Company recorded $112,500 of consulting expenses on account of such options.

NOTE 7-- SUBSEQUENT EVENT

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

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999.

           Total revenues for quarter ended March 31, 2000 were $0.00 as compared to $223,950 for the quarter ended March 31, 1999.

           Cost of Revenue was $0.00 for the quarter ended March 31, 2000 as compared to $124,083 for the same items in the first quarter of 1999, consisting primarily of computer hardware, networking and consulting.

           Research and development expenses amounted to $583 for the quarter ended March 31, 2000, as compared to $41,707 for the quarter ended March 31, 1999, which consisted primarily of employee compensation and information systems personnel. Although the Company has expensed its R&D costs in the past, it will likely capitalize a significant percentage of the costs associated with the development of its web-based versions of its existing products in the future.

           Selling, general and administrative expenses consist primarily of compensation for legal, finance, sales, management, travel, rent, telephone and consulting services. Selling, general and administrative expenses were $647,586 for the quarter ended March 31, 2000 and $108,992 for the quarter ended March 31, 1999. The increase resulted primarily from increased costs necessary to support the growth of the Company's business activities. The Company intends to increase the amounts it spent in these categories to support continued growth and expansion in future periods.

Liquidity and Capital Resources

           The Company's accumulated deficit of $1,283,575 from inception has been funded through capital contributions from the sale of common stock of the Company. On February 20, 2000, the Company completed a private placement of 1,800,000 shares of its Common Stock at $1.00 per share to fund the next phase of the Company's planned expansion. The Company believes that these funds, together with anticipated revenue, will be sufficient to meet the Company's present business expansion requirements until the end of the third quarter of 2000. Although the Company plans to seek additional capital during that period, there can be no assurance that such financing will be available on acceptable terms, if at all.

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

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

         27.1     Financial data schedule.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      I-TRAX.COM, INC.


Date:  February 23, 2001              By: /s/ Frank A. Martin
                                          -----------------------------------
                                            Name:   Frank A. Martin
                                            Title:  Chief Executive Officer