Form 10QSB/A
period 2000-06-30
I TRAX INC
filed 2001-02-23
CIK 1110189

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

                         Commission File Number: 0-30275

                                I-TRAX.COM, INC.
                   ------------------------------------------
              (Exact name of small business issuer in its charter)

           Delaware                                            13-3212593
------------------------------                            -------------------
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

                                      INDEX

                                                                           Page

PART I   FINANCIAL INFORMATION.............................................. 2
  Item 1.  Financial Statements ............................................ 2
  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................16

PART II   OTHER INFORMATION.................................................21
  Item 1.  Legal Proceedings................................................21
  Item 2.  Changes in Securities............................................21
  Item 3.  Defaults upon Senior Securities..................................22
  Item 4.  Submission of Matters to a Vote of Security Holders..............22
  Item 5.  Other Information................................................22
  Item 6.  Exhibits and Reports on Form 8-K.................................22

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

Notes to financial statements (unaudited)                      8 to 15

                                                     I-TRAX.COM, INC.
                                                      BALANCE SHEETS

                                                          ASSETS

                                                                                    June 30,
                                                                                       2000                 December 31
                                                                                   (unaudited)                  1999
                                                                                -----------------         ---------------
Current assets:
    Cash                                                                        $          84,699         $       195,728
    Accounts receivables, net                                                             253,617                 412,038
    Prepaid expenses                                                                       30,382                  18,770
    Other receivables                                                                      61,960                       -
                                                                                -----------------         ---------------
    Total current assets                                                                  430,658                 626,536
                                                                                -----------------         ---------------

Property and equipment, net                                                               231,873                  36,120
    Web site development costs                                                            210,750                   6,000
    Security deposits                                                                     128,162                  40,162
                                                                                -----------------         ---------------
       Total assets                                                             $       1,001,443         $       708,818
                                                                                =================         ===============



                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                                       $         444,080         $       192,578
    Convertible note payable                                                                    -                  37,500
    Capital lease payable                                                                   5,547                       -
    Due to related parties                                                                 48,048                  66,048
                                                                                -----------------         ---------------
    Total current liabilities                                                             497,675                 296,126
                                                                                -----------------         ---------------

Capital lease obligation, net of current portion                                           28,743                       -
                                                                                -----------------          --------------
       Total liabilities                                                                  526,418                 296,126
                                                                                -----------------         ---------------

Commitments & Contingencies  (Note 5)                                                         -                         -

Stockholders' Equity:
    Preferred Stock  - $.001 par value, 2,000,000 shares authorized,
      -0- issued and outstanding                                                                                        -
    Common Stock - $.001 par value, 50,000,000 shares authorized,
       17,828,084 and 16,028,084 issued and outstanding, respectively                      17,828                  16,028
    Additional paid in capital                                                          3,076,380               1,043,299
    Accumulated deficit                                                               (2,619,183)               (646,635)
                                                                                -----------------          --------------
       Total stockholders' equity                                                         475,025                 412,692
                                                                                -----------------         ---------------

 Total Liabilities and Stockholders' Equity                                    $        1,001,443         $       708,818
                                                                               ==================         ===============



                                See accompanying notes to financial statements (unaudited)

                                    I-TRAX.COM, INC.
                                STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                      (UNAUDITED)


                                                   Three months            Three months
                                                       ended                  ended
                                                      June 30,               June 30,
                                                        2000                   1999


Revenue                                            $     64,227           $     12,869
                                                   ------------           ------------

Operating expenses:
     Cost of revenue                                     45,513                 64,216
     General and administrative                       1,143,983                299,684
     Research and development                              --                   47,881
     Marketing and advertising                           78,295                  3,342
                                                   ------------           ------------
Total operating expenses                              1,267,791                415,123
                                                   ------------           ------------

Loss before other income (expenses)
     and provision for income tax                    (1,203,564)              (402,254)
                                                   ------------           ------------

Other income (expenses):
     Miscellaneous income                                46,107                   --
     Interest expense                                    (1,651)                  --
     Provision for contingent liabilities              (176,500)                  --
                                                   ------------           ------------

Total other income (expenses)                          (132,044)                  --
                                                   ------------           ------------

Loss before provision for income taxes               (1,335,608)              (402,254)
                                                   ------------           ------------

Provision for income taxes                                 --                     --
                                                   ------------           ------------

Net loss                                           $(1,335,608)           $   (402,254)
                                                   ============           ============

Basic:
     Net loss                                      $       (.08)          $       (.05)
                                                   ============           ============

Weighted average number of shares
     outstanding                                     16,928,084              8,852,751
                                                   ============           ============




               See accompanying notes to financial statements (unaudited)

                                  I-TRAX.COM, INC.
                              STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                     (UNAUDITED)


                                                 For the six            For the six
                                                months ended           months ended
                                                June 30, 2000         June 30, 1999
                                                ------------           ------------
Revenue                                         $     64,227           $    236,819
                                                ------------           ------------

Operating expenses:
     Cost of revenue                                  45,513                188,299
  General and administrative expenses              1,748,295                400,435
  Research and development                              --                   89,588
  Marketing and advertising                          122,152                 11,583
                                                ------------           ------------
Total operating expenses                           1,915,960                689,905
                                                ------------           ------------

Loss before other income (expenses)
     and provision for income taxes               (1,851,733)              (453,086)
                                                ------------           ------------

Other income (expenses):
     Miscellaneous income                             57,360                   --
  Interest expense                                    (1,675)                  (168)
  Provision for contingent liabilities              (176,500)                  --
                                                ------------           ------------

Total other income (expenses)                       (120,815)                  (168)
                                                ------------           ------------

Loss before provision for income taxes            (1,972,548)              (453,254)
                                                ------------           ------------

Provision for income taxes                              --
                                                ------------           ------------
Net loss                                        $ (1,972,548)          $   (453,254)
                                                ============           ============

Basic:
     Net loss                                   $       (.08)          $       (.05)
                                                ============           ============

Weighted average number of
  common shares outstanding                       17,378,084              8,852,751
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

                                                     I-TRAX.COM, INC.
                                             STATEMENT OF STOCKHOLDERS' EQUITY
                                          FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                        (UNAUDITED)

                                                                      Additional                                Total
                                            Common Stock                Paid-in          Accumulated        Stockholders'
                                        Shares           Amount         Capital            Deficit             Equity
                                    -----------       -----------    --------------     -------------      --------------
Balances at December 31, 1999         16,028,084    $    16,028      $   1,043,299      $   (646,635)       $     412,692

Sale of common stock,
    net of costs                       1,800,000          1,800          1,793,081                 -             1,794,881

Grant of Non-qualified and
    Non-plan options to consultants
    as consideration for services                                          240,000                                 240,000

Net loss for the six months
    ended June 30, 2000                        -              -                  -        (1,972,548)           (1,972,548)
                                    ------------    -----------      -------------      -------------       ----------------


Balances at June 30, 2000             17,828,084    $    17,828      $   3,076,380      $ (2,619,183)       $      475,025
                                    ============    ===========      =============      =============       ==============












                                See accompanying notes to financial statements (unaudited)


                                                      I-TRAX.COM, INC
                                                 STATEMENTS OF CASH FLOWS
                                      FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                                        (UNAUDITED)

                                                                     Six months            Six months
                                                                       ended                  ended
                                                                      June 30,               June 30,
                                                                        2000                  1999
                                                                    -----------           -----------
Cash flows from operating activities:
Net loss                                                            $(1,972,548)          $  (453,254)
Adjustments to reconcile net loss to net
    cash used for operating activities:
    Depreciation and amortization                                        15,062                 1,890
    Grant of Non-Qualified and Non-Plan options as
    consideration for services                                          240,000                  --
Issuance of common stock as consideration for services
    Provision for contingent liabilities                                164,000                  --
Decrease (increase) in:
    Accounts receivable                                                 158,421               233,632
    Prepaid expenses                                                     (5,612)              (15,167)
    Other receivables                                                   (61,960)                 --
    Security deposits                                                   (88,000)                 --

(Decrease) increase in:
    Accounts payable and accrued expenses                                87,502                47,074
                                                                    -----------           -----------
Net cash used for operating activities                               (1,463,135)             (127,325)
                                                                    -----------           -----------

Cash flows from investing activities:
    Purchase of property, equipment and website costs                  (387,275)              (29,520)
                                                                    -----------           -----------
Net cash used for investing activities                                 (387,275)              (29,520)
                                                                    -----------           -----------

Cash flows from financing activities:
    (Repayment to) proceeds from notes payable                          (37,500)              150,000
    Repayments to related parties                                       (18,000)               (2,500)
    Net proceeds from sale of common stock                            1,794,881                  --
                                                                    -----------           -----------
Net cash provided by financing activities                             1,739,381               147,500
                                                                    -----------           -----------

Net decrease in cash                                                   (111,029)               (9,345)

Cash and cash equivalents at beginning of period                        195,728                52,883
                                                                    -----------           -----------
Cash and cash equivalents at end of period                          $    84,699           $    43,538
                                                                    ===========           ===========

Supplemental  disclosure  of  non-cash  flow  information:
  Cash paid during the period for:
    Interest                                                        $     1,675           $       168
                                                                    ===========           ===========
    Income taxes                                                    $      --             $      --
                                                                    ===========           ===========

Schedule of non-cash investing activities:
    Acquisition of office equipment in connection
      with capital lease obligation                                 $    34,290           $      --
                                                                    ===========           ===========


                                See accompanying notes to financial statements (unaudited).

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED

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

          Prior to the Company's considering a merger with Memberlink, on September 3, 1999, it had entered into a Software and Proprietary Product Corporate License Agreement ("License Agreement), a Technical Service Agreement ("Technical Agreement") and a Management Service Agreement ("Management Agreement") with Memberlink for the use and exploitation of certain proprietary software created by Memberlink. In consideration for the technical and management support from Memberlink, the Company paid a $10,000 per month management fee to Memberlink and issued an aggregate of 2,000,000 shares of its common stock to it's officers and to key personnel responsible for the successful implementation and customization of the proprietary software. As consideration for the license, the Company issued 3,000,000 shares to Member Link Systems, Inc. ("Memberlink"), which were subsequently cancelled as a result of the merger discussed below.

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

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED


NOTE 1-- ORGANIZATION (cont'd)

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

          The Company has incurred substantial losses since incorporation. As of June 30, 2000, the accumulated deficit was $2,619,183. Moreover, the Company expects that its operating losses will continue for the foreseeable future. The Company's ability to continue as a going concern is primarily based on raising sufficient equity to meet its objectives

NOTE 2--  INTERIM RESULTS AND BASIS OF PRESENTATION

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

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED

NOTE 2--  INTERIM RESULTS AND BASIS OF PRESENTATION (cont'd)

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

          Software Development Costs

          In accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, the Company capitalizes software development and production costs once technological feasibility has been achieved. Software development costs incurred prior to achieving technological feasibility are included in research and development expense in the accompanying statement of operations.

          Capitalized software development costs are reported at the lower of unamortized cost or net realizable value. Commencing upon the initial product release or when software development revenue has begun to be recognized, these costs are amortized, based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product, generally two to five years.

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

          e) Judgments

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

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - COMMITMENTS AND CONTINGENCIES (cont'd)

          g) Capital lease obligation (cont'd)

          At June 30, 2000, the aggregate future minimum lease payments due pursuant to the above capital lease obligations are as follows:

            Total minimal lease payments                      $      43,854
            Less: Amounting representing interest                     9,564
                                                              -------------
            Present value of net minimum lease payments       $      34,290
                                                              =============

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

          In addition, during the six months ended June 30, 2000, the Company granted 265,000 non-plan options to consultants. For the three and six months ended June 30, 2000, the Company recorded $127,500 and $240,000 consulting expenses on account of such options.

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

           The aggregate operating expenses, net of cost of revenue for the six-month period ended June 30, 2000 increased to $1,870,447 as compared to $501,606 for the prior comparable period. The significant increase in the aggregate operating expenses, net of cost of revenue was due primarily to the Company's selling, general and administrative expenses, which equaled $1,748,295 during this period as compared to $400,435 for the prior comparable period. Selling, general and administrative expenses consisted primarily of compensation for legal, finance, sales, management, travel, rent, telephone and consulting services. This increase resulted primarily from increased costs necessary to support the growth of the Company's business activities. The Company intends to continue to increase the amounts spent in these categories in future periods to support continued growth and expansion.

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

           The aggregate operating expenses, net of cost of revenue for the three-month period ended June 30, 2000 increased to $1,222,278 as compared to $350,907, net of cost of revenue for the prior comparable period. The significant increase in the aggregate operating expenses was due primarily to the Company's selling, general and administrative expenses, which equaled $1,143,983 during this period as compared to $299,684 for the prior comparable period. Selling, general and administrative expenses consisted primarily of compensation for legal, finance, sales, management, travel, rent, telephone and consulting services. This increase resulted primarily from increased costs necessary to support the growth of the Company's business activities. The Company intends to continue to increase the amounts spent in these categories in future periods to support continued growth and expansion.

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

Liquidity and Capital Resources

           The Company's accumulated deficit of $2, 619,183 from inception through June 30, 2000 has been funded through capital contributions from the sale of its Common Stock. On February 20, 2000, the Company completed a private placement of 1,800,000 shares of its Common Stock at $1.00 per share, yielding to the Company aggregate proceeds of $1,800,000, to fund the next phase of the Company's expansion.

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