Form 10QSB/A
period 2000-09-30
I TRAX INC
filed 2001-02-23
CIK 1110189

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

                         Commission File Number: 0-30275

                                I-TRAX.COM, INC.
                   ------------------------------------------
              (Exact name of small business issuer in its charter)

        Delaware                                                  13-3212593
-------------------------------                             --------------------
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

                                      INDEX

                                                                           Page

PART I   FINANCIAL INFORMATION...............................................3
  Item 1.  Financial Statements .............................................3
  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................20

PART II   OTHER INFORMATION.................................................25
  Item 1.  Legal Proceedings................................................25
  Item 2.  Changes in Securities............................................25
  Item 3.  Defaults upon Senior Securities..................................25
  Item 4.  Submission of Matters to a Vote of Security Holders..............25
  Item 5.  Other Information................................................25
  Item 6.  Exhibits and Reports on Form 8-K.................................25

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

Notes to financial statements (unaudited)                           9 to 19

                                                 I-TRAX.COM, INC.
                                                  BALANCE SHEETS

                                                      ASSETS

                                                                              September 30,
                                                                                   2000              December 31,
                                                                                (unaudited)               1999
Current assets:
    Cash                                                                       $   311,181           $   195,728
    Accounts receivables, net                                                      339,094               412,038
    Prepaid expenses                                                               121,606                18,770
    Other receivables                                                               75,414                  --
                                                                               -----------           -----------
    Total current assets                                                           847,295               626,536
                                                                               -----------           -----------

Office equipment and furniture, net                                                327,152                36,120
    Software development costs                                                     210,750                 6,000
    Security deposits                                                              128,163                40,162
                                                                               -----------           -----------

       Total assets                                                            $ 1,513,360           $   708,818
                                                                               ===========           ===========




                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

    Accounts payable                                                           $   418,123           $    20,502
    Accrued expenses                                                                31,442               172,076
    Convertible note payable                                                          --                  37,500
    Due to related party                                                               683                66,048
    Capital lease payable                                                            5,689                  --
    Deferred revenue                                                               315,280                  --
                                                                               -----------           -----------
    Total current liabilities                                                      771,217               296,126
                                                                               -----------           -----------

    Capital lease obligation, net of current portion                                27,266                  --
                                                                               -----------           -----------
       Total liabilities                                                           798,483               296,126
                                                                               -----------           -----------


Commitments & Contingencies  (Note 5)                                                 --                    --

Stockholders' Equity:

    Preferred Stock  - $.001 par value, 2,000,000 shares authorized,
       -0- issued and outstanding                                                     --                    --
    Common Stock - $.001 par value, 50,000,000 shares authorized,
       18,710,834 and 16,028,084 issued and outstanding, respectively               18,711                16,028
    Additional paid in capital                                                   4,870,996             1,043,299
    Accumulated deficit                                                         (4,141,496)             (646,635)
    Deferred expenses                                                              (33,334)                 --
                                                                               -----------           -----------
       Total stockholders' equity                                                  714,877               412,692
                                                                               -----------           -----------


 Total Liabilities and Stockholders' Equity                                    $ 1,513,360           $   708,818
                                                                               ===========           ===========





                            See accompanying notes to financial statements (unaudited)

                                       I-TRAX.COM, INC.
                                   STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                         (UNAUDITED)

                                                           Three months          Three months
                                                              ended                  ended
                                                          September 30,          September 30,
                                                               2000                  1999
                                                           (unaudited)            (unaudited)


Revenue                                                  $    212,936           $    364,557
                                                         ------------           ------------

Operating expenses:

     Cost of revenue                                          117,610                 21,406
     General and administrative                             1,624,457                213,005
     Marketing and advertising                                  8,686                  8,325
                                                         ------------           ------------

Total operating expenses                                    1,750,753                242,736
                                                         ------------           ------------

(Loss) income before other income (expenses)
     and provision for income tax                          (1,537,817)               121,821
                                                         ------------           ------------

Other income (expenses):
     Miscellaneous income                                      11,718                   --
     Interest income                                            4,730                   --
     Interest expense                                            (944)                   (87)
                                                         ------------           ------------
Total other income (expense)                                   15,504                    (87)
                                                         ------------           ------------

(Loss) income before provision for income taxes            (1,522,313)               121,734
                                                         ------------           ------------

Provision for income taxes                                       --                     --
                                                         ------------           ------------

Net (loss) income                                        $ (1,522,313)          $    121,734
                                                         ============           ============

Basic:

     Net loss                                            $       (.08)          $        .01
                                                         ============           ============



Weighted average number of shares
     outstanding                                           18,325,647             13,472,534
                                                         ============           ============



                  See accompanying notes to financial statements (unaudited)

                                   I-TRAX.COM, INC.
                               STATEMENTS OF OPERATIONS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                      (UNAUDITED)

                                                   For the nine         For the nine
                                                   months ended          months ended
                                               September 30, 2000     September 30, 1999
                                                   (unaudited)            (unaudited)

Revenue                                           $    277,163           $    601,376
                                                  ------------           ------------

Operating expenses:
     Cost of revenue                                   163,123                209,705
     General and administrative expenses             3,372,752                702,028
  Marketing and advertising                            130,838                 19,908
                                                  ------------           ------------
Total operating expenses                             3,666,713                931,641
                                                  ------------           ------------

Loss before other income (expenses)
     and provision for income taxes                 (3,389,550)              (330,265)
                                                  ------------           ------------

Other income (expenses):
     Miscellaneous income                               69,078                   --
  Interest income                                        4,730                   --
  Interest expense                                      (2,619)                  (255)
  Provision for loss contingency                      (176,500)                  --
                                                  ------------           ------------

Total other income (expenses)                         (105,311)                  (255)
                                                  ------------           ------------

Loss before provision for income taxes              (3,494,861)              (330,520)
                                                  ------------           ------------

Provision for income taxes                                --
                                                  ------------           ------------

Net loss                                          $ (3,494,861)          $   (330,520)
                                                  ============           ============
Basic:

     Net loss                                     $       (.20)          $       (.03)
                                                  ============           ============



Weighted average number of
     common shares outstanding                      17,767,904             10,409,601
                                                  ============           ============





              See accompanying notes to financial statements (unaudited)


                                                         I-TRAX.COM, INC.
                                                 STATEMENT OF STOCKHOLDERS' EQUITY
                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                            (UNAUDITED)



                                                                   Additional                                           Total
                                            Common Stock             Paid-in       Accumulated       Deferred        Stockholders'
                                        Shares           Amount      Capital         Deficit         Expenses           Equity
                                     -----------    -----------    -----------     -----------      -----------      -----------
Balances at December 31, 1999         16,028,084    $    16,028    $ 1,043,299     $  (646,635)     $      --        $   412,692

Sale of common stock,
  net of costs (Note 6 (a) (i))        1,800,000          1,800      1,793,080            --               --          1,794,880

Sale of common stock
  (Note 6 (a) (ii))                      840,250            840      1,679,660            --               --          1,680,500

Common stock issued in
  exchange for services
   endered                                25,000             25         49,975            --            (33,334)          16,666

Common stock issued in
  connection with conversion
  of related party debt                   17,500             18         34,982            --               --             35,000

Grant of Non-qualified and Non-Plan
Options to consultants as
  consideration for services                --             --          270,000            --               --            270,000

Net loss for the nine months
  ended September 30, 2000                  --             --             --        (3,494,861)            --         (3,494,861)
                                     -----------    -----------    -----------     -----------      -----------      -----------



 Balances at September 30, 2000       18,710,834    $    18,711    $ 4,870,996     $(4,141,496)     $   (33,334)     $   714,877
                                     ===========    ===========    ===========     ===========      ===========      ===========







                                    See accompanying notes to financial statements (unaudited)

                                        I-TRAX.COM, INC
                                   STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                          (UNAUDITED)

                                                                Nine months        Nine months
                                                                   ended             ended
                                                                September 30,      September 30,
                                                                   2000               1999
                                                                (unaudited)        (unaudited)
                                                                -----------       -----------
Cash flows from operating activities:
Net loss                                                        $(3,494,861)      $  (330,520)
    Adjustments to reconcile net loss to net
    cash used for operating activities:
    Depreciation and amortization                                    22,809             4,664
    Grant of Non-Qualified and Non-Plan options as
    consideration for services                                      270,000              --
Decrease (increase) in:
    Accounts receivable                                              72,944            80,430
    Prepaid expenses                                                (85,448)             --
    Other receivables                                               (75,414)             --
    Security deposits                                               (88,001)             --
(Decrease) increase in:
    Accounts payable                                                379,621            39,098
    Accrued expenses                                               (123,246)           (2,257)
    Deferred revenue                                                315,280              --
                                                                -----------       -----------
Net cash used for operating activities                           (2,806,316)         (208,585)
                                                                -----------       -----------

Cash flows from investing activities:
    Purchase of office equipment and furniture                     (279,661)          (29,693)
    Increase in software development costs                         (204,750)             --
                                                                -----------       -----------
Net cash used for investing activities                             (484,411)          (29,693)
                                                                -----------       -----------
Cash flows from financing activities:
    Capital lease principal payments                                 (1,335)             --
    (Repayment of) proceeds from convertible notes payable          (37,500)          150,000
    Repayments to related parties                                   (30,365)          (10,121)
    Net proceeds from sale of common stock                        3,475,380            58,500
                                                                -----------       -----------
Net cash provided by financing activities                         3,406,180           198,379
                                                                -----------       -----------

Net increase (decrease) in cash                                     115,453           (39,899)

Cash and cash equivalents at beginning of period                    195,728            52,883
                                                                -----------       -----------

Cash and cash equivalents at end of period                      $   311,181       $    12,984
                                                                ===========       ===========

Supplemental  disclosure  of  non-cash  flow  information:
    Cash paid during the period for:
    Interest                                                    $     2,619       $       255
                                                                ===========       ===========

    Income taxes                                                $      --         $      --
                                                                ===========       ===========

Schedule of non-cash investing activities:
    Acquisition of office equipment in connection
       with capital lease obligation                            $    34,290       $      --
                                                                ===========       ===========


Schedule of non-cash financing activities:
    Issuance of common stock in connection
       with debt conversion                                     $   (35,000)      $  (405,500)
                                                                ===========       ===========

                  See accompanying notes to financial statements (unaudited)

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1-- ORGANIZATION AND NATURE OF BUSINESS

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

          The Company has incurred substantial losses since incorporation. As of September 30, 2000, the accumulated deficit was $4,174,830. Moreover, the Company expects that its operating losses will continue for the foreseeable future. The Company's ability to continue as a going concern is primarily based on raising sufficient equity to meet its objectives.

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


NOTE 2--  INTERIM RESULTS AND BASIS OF PRESENTATION - (Cont'd)

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)



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

          The Company's approximate future minimum annual rental payments under the non-cancelable operating leases in effect as of September 30, 2000 are as follows:

                         For the year
                     ended December 31:

                            2000                          $    244,000
                            2001                               292,005
                            2002                               299,315
                            2003                               306,804
                            2004                               284,152
                            Thereafter                          66,390
                                                          ------------
                                                          $  1,492,666
                                                          ============

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

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 5 - COMMITMENTS AND CONTINGENCIES (cont'd)

          h) Capital lease obligation (cont'd)

          The future minimum lease commitment under the capital lease as of September 30, 2000 is as follows:

                For the year
              ended December 31:

                 2000                                             $2,193
                 2001                                              8,771
                 2002                                              8,771
                 2003                                              8,771
                 2004                                              8,771
                 Thereafter                                        4,380
                                                                   -----

                 Total future payments                            41,657

                 Less amount representing interest                (8,702)
                                                                 -------

                 Present value of minimum lease payments         $32,955
                                                                 =======

          At September 30, 2000 computer equipment under capital leases are carried at a book value of $33,982

NOTE 6-- STOCKHOLDERS' EQUITY

          a) Sale of common stock

          (i) During January and February 2000, the Company sold an aggregate of 1,800,000 shares of its common stock at $1 per share yielding net proceeds of approximately $1,794,880 after certain offering expenses. Such shares were sold pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933.

          (ii)In May 2000, the Company commenced the May 2000 Confidential Private Placement Memorandum ("the Offering") pursuant to Rule 506 of Regulation D under the Securities Act of 1933. The offering was initially comprised of 1,000,000 shares of its $.001 par value common stock at $2 per share. As of September 30, 2000, the Company has sold an aggregate of 840,250 shares yielding proceeds of $1,680,500. In July 2000, the Board of Directors approved an amendment to the offering by increasing the number of shares offered from 1,000,000 to 2,500,000.

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

          As of September 30, 2000, the Company has granted an aggregate of 2,318,500 incentive and non-qualified stock options pursuant to the above plan with exercise prices ranging between $1 and $2 per share. Such options are subject to various vesting periods ranging from June 2000 to May 2003.

          A summary of the status of the Company's options as of September 30, 2000 and changes during the nine months then ended is presented below Exercise

                                                           Shares                    Price
                                                       -------------            ------------------

                Outstanding at beginning of period                -                  $-
                    Granted                               2,318,500           Between $1.00 and $2.00
                    Exercised                                     -                   -
                    Canceled                                      -                   -
                                                       ------------             ------------------


            Outstanding at end of period,
            September 30, 2000                            2,318,500
                                                       ============

            Options available for grant at end
            of period                                       681,500
                                                       ============

          In addition, during the nine months ended September 30, 2000, the Company granted 280,000 non-plan options to consultants. For the three and nine months ended September 30, 2000, the Company recorded $30,000 and $270,000 consulting expenses on account of such options

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 6-- STOCKHOLDERS' EQUITY  (cont'd)


          b) 2000 Equity Compensation Plan (cont'd.)


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

NOTE 7-- SUBSEQUENT EVENTS

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


NOTE 7-- SUBSEQUENT EVENTS (cont'd)

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


                                                          I-TRAX.COM, INC.
                                                  NOTES TO THE FINANCIAL STATEMENTS

                                                             (UNAUDITED)



                                                                          PROFORMA
                                                                        CONSOLIDATED
                                                                           I-TRAX,
                                                                            INC.
                                                                         (UNAUDITED)     ISUMMIT                         PRO FORMA
                                I-TRAX.COM,     I-TRAX.COM     I-TRAX,     (NET OF    PARTNERS, LLC         PRO FORMA  CONSOLIDATED
                                   INC.        ACQUISITION       INC.     ELIMINATION      D/B/A     ADJ.  ADJUSTMENTS  I-TRAX, INC.
                               (UNAUDITED)     (UNAUDITED)   (UNAUDITED)   ENTRIES)    (MYFAMILYMD)  REF.  (UNAUDITED)  (UNAUDITED)
                              ------------------------------------------------------------------------------------------------------

Cash                           $   311,181       $    -       $     -   $  311,181       $  28,456        $        -    $  339,637
Accounts receivable                339,094            -             -      339,094               -                 -       339,094
Prepaid expenses                   121,606            -             -      121,606               -                 -       121,606
Other receivables                   75,414           10            10       75,414          26,102                 -       101,516
                              ------------------------------------------------------------------------------------------------------
   Total current assets            847,295           10            10      847,295          54,558                 -       901,853
                              ------------------------------------------------------------------------------------------------------

Machinery & Equipment, net         327,152            -             -      327,152          13,218                         340,370
Web site development costs         210,750            -             -      210,750               -                         210,750
Intangible assets -
 goodwill, etc.                          -                                       -               -    a    6,836,000     3,904,549
                                                                                                      b      100,635
                                                                                                      c   (1,732,086)
                                                                                                      d   (1,300,000)
Security deposits                  128,163            -             -      128,163               -                 -       128,163
                              ------------------------------------------------------------------------------------------------------


   Total assets                $ 1,513,360       $   10       $    10   $1,513,360       $  67,776        $3,904,549    $5,485,685
                              ======================================================================================================


Total Liabilities              $   798,483       $    -       $     -   $  798,483       $ 168,411           $     -    $  966,894
                              ------------------------------------------------------------------------------------------------------

Common Stock                        18,711           10            10       18,711               -    a        3,418        22,129
Additional Paid - In -
 Capital                         4,870,996            -             -    4,870,996               -    a    6,832,582    11,703,578
Member's deficit                         -            -             -            -        (100,635)   b      100,635             -
Accumulated Deficit and
 Other                          (4,174,830)           -             -   (4,174,830)              -    c   (1,732,086)   (7,206,916)
                                                                                                      d   (1,300,000)
                              ------------------------------------------------------------------------------------------------------

Total Stockholders' Equity         714,877           10            10      714,877        (100,635)        3,904,549     4,518,791
                              ======================================================================================================

Total liabilities &
 stockholder's equity          $ 1,513,360       $   10       $    10   $1,513,360       $  67,776        $3,904,549    $5,485,685
                              ======================================================================================================


      a -  to effect for the issuance of 3,418,000 shares of  $.001 par value common stock valued at $2 per share.
      b -  to eliminate iSummit Partners, LLC partner's deficit upon consolidation.
      c -  to write off and estimated 25% of the purchase price to purchased R&D.
      d - to amortize goodwill and other intangible assets over an average life of three years

                                I -TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 7-- SUBSEQUENT EVENTS (cont'd)

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

           The aggregate operating expenses for the nine-month period ended September 30, 2000 increased to $3,503,590 as compared to $ 721,936 for the prior comparable period. The significant increase in the aggregate operating expenses was due primarily to the Company's selling, general and administrative expenses, which equaled $3,372,752 during this period as compared to $702,028 for the prior comparable period. Selling, general and administrative expenses consisted primarily of compensation for product development, legal, finance, sales, management, travel, rent, telephone and consulting services. This increase resulted primarily from increased costs necessary to support the growth of the Company's business activities, and the development of its core products and new products. The Company intends to continue to spend in these categories in future periods to support continued growth and expansion.

           For the nine months ended September 30, 2000 and 1999, the Company generated losses amounting to $3,494,861 and $ 330,520, respectively. The increase in losses are directly attributed to its increasing selling, general and administrative expenses, which are expected to continue through mid 2001 at which time the Company expects to commence generating sufficient revenues to cover its expenses.

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

           The aggregate operating expenses for the three-month period ended September 30, 2000 increased to $1,633,143 as compared to $221,330 for the prior comparable period. The significant increase in the aggregate operating expenses was due primarily to the Company's selling, general and administrative expenses, which equaled $1,624,457 during this period as compared to $ 213,005 for the prior comparable period. Selling, general and administrative expenses consisted primarily of compensation for product development, legal, finance, sales, management, travel, rent, telephone and consulting services. This increase resulted primarily from increased costs necessary to support the growth of the Company's business activities and the development of its core products and new products. The Company intends to continue to spend in these categories in future periods to support continued growth and expansion.

           For the three months ended September 30, 2000, the Company generated a net loss amounting to $1,522,313, whereas for the three months ended September 30, 1999, the Company generated income of $121,734. The increase in net losses from 1999 to 2000 is directly attributed to the Company's increasing selling, general and administrative expenses which are expected to continue through mid 2001, at which time the Company expects to commence generating sufficient revenues to cover its expenses.

Liquidity and Capital Resources

           The Company's accumulated deficit of approximately $4,150,000 from inception through September 30, 2000 has been funded primarily through capital contributions from the sale of its Common Stock. On February 20, 2000, the Company completed a private placement of 1,800,000 shares of its Common Stock at $1.00 per share, yielding to the Company aggregate proceeds of $1,800,000, which have funded the Company's planned expansion.

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