Form 10KSB
period 2000-12-31
I TRAX INC
filed 2001-04-02
CIK 1110189

I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

                         Commission File Number: 0-30275

                                I-TRAX.COM, INC.
                   ------------------------------------------
                 (Name of small business issuer in its charter)

                Delaware                                 13-3212593
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

            One Logan Square
     130 N. 18th Street, Suite 2615
       Philadelphia, Pennsylvania                          19103
(Address of principal executive offices)                (Zip Code)

                    Issuer's telephone number: (215) 557-7488

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
     Common Stock, $.001 par value

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $ 260,645.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold on March 21, 2001 on the Over the Counter Bulletin Board was $16,032,235. As of March 21, 2001, the
number of shares outstanding of each class of common equity was 23,705,584 shares of Common Stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Issuer's definitive proxy statement for its 2001 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

Transitional Small Business Disclosure Format (check one):  [   ] Yes  [X]No

                                I-TRAX.COM, INC.

                            FORM 10-KSB ANNUAL REPORT

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS
Item                                                                    Page No.

                                PART I
1.  Description of Business................................................... 3
2.  Description of Properties.................................................18
3.  Legal Proceedings.........................................................19
4.  Submissions of Matters to a Vote of Security Holders......................19

                                PART II

5.  Market for Common Equity and Related Stockholder Matters..................20
6.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations................................................21
7.  Financial Statements......................................................27
8.  Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure.....................................................52

                               PART III

9.  Directors, Executive Officers, Promoters and Control Persons;
    Compliance with Section 16 (a) of the Exchange Act .......................53
10. Executive Compensation....................................................53
11. Security Ownership of Certain Beneficial Owners and Management............53
12. Certain Relationships and Related Transactions............................53
13. Exhibits and Reports on Form 8-K..........................................53
14. Signatures................................................................56

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

         This report includes and incorporates forward-looking statements. All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included or incorporated in this report, particularly under the heading "Risk Factors" beginning on page 12 that we believe could cause actual results or events to differ materially from the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

Overview

         I-Trax.com, Inc. ("I-Trax.com" or the "Company") is a health management solutions company that has developed sophisticated point-of-care clinical solutions that link providers, patients and payors alike in the management of costly and complex diseases. Our technologies enable true coordination of care through use of shared records by all caregivers--specialists, primary care, critical care, nursing staff, diagnostic providers, pharmacy and patients. Our software permits caregivers to enter specific information about a patient and the patient's health at the point-of-care, to access such information at any time during the health delivery process and to share such information with any other professional engaged in the care process. We have also developed a powerful disease management software engine and database architecture, which we believe can be expanded into many other healthcare applications and partnerships. Our applications have been developed with physicians and tested and proven in complex real world settings with endorsement from some of the leading health systems and practitioners across the country. Successful installations at Walter Reed Army Medical Center and LA County-USC Medical Center are excellent examples and endorsements that the model works.

         With our acquisition of MyFamilyMD(TM) on February 7, 2001, we added to our product suite the capability to incorporate patients in their own care process. MyFamilyMD(TM)'s consumer-centric MedWizards(TM) enable information gathered by the patient or physician to be effectively shared across the continuum of care. The addition of MyFamilyMD(TM) to our products will also enable consumers and physicians to work closely together toward disease management, as well as prevention and wellness, preserving and strengthening the traditional physician-patient relationship. MyFamilyMD(TM) works seamlessly with our existing products. We describe the MyFamilyMD(TM) transaction in greater detail under the heading "MyFamilyMD Agreements" on page 9.

         Thus far, our software has been installed on computers at the sites of our customers, which have historically been large hospitals or medical centers exclusively. Our software is used by such customers to collect and share data about patients and to suggest courses of treatment. Recently, we have begun to modify our software to make it available to a larger audience of users--patients, individual care givers unaffiliated with one of our customers, insurers, pharmacies, etc.--through the Internet. This modification is not yet complete, and therefore (a) we are still dependant for revenues from our traditional customers and (b) we must incur additional expenditures to complete the modification process.

Business History

         We were incorporated in the State of Delaware under the name of Marmac Corporation in May 1969. In December 1979, we changed the Company's name to Ibex Industries International, Inc. On April 1, 1996, we purchased the assets of certain physician practices, changed the Company's name to U.S. Medical Alliance, Inc., and commenced operations as a physician practice management company.

         As U.S. Medical Alliance we completed one additional physician practice acquisition. However, we did not have adequate liquidity or capital resources to withstand the downturn in the physician practice management industry, nor the ability to acquire profitable physician practices. In January 1997, the Board of Directors, in an effort to reorganize the Company, elected Frank A. Martin as its President. Mr. Martin negotiated the return of the previously acquired physician practice assets to the physicians in exchange for the cancellation of any U.S. Medical Alliance capital stock or notes associated with those acquisitions. We then changed the Company's name to I-Trax.com, Inc. on August 27, 1999.

         On September 3, 1999, we entered into a Software and Proprietary Product Corporate License Agreement with Member-Link Systems, Inc., a health information technology company. The license agreement gave us the exclusive right to use certain software in an immunization tracking system (which we call eImmune(TM)), and to develop an application allowing public and private health systems, among other parties, to track immunizations over the Internet. Concurrently with entering into the license agreement, the parties also entered into a technical services agreement, related to the technology licensed pursuant to the license agreement, and a management services agreement, related to the management and implementation of our business plan. As consideration for these agreements, we issued 3,000,000 shares of our Common Stock to Member-Link and an aggregate of 2,000,000 shares of our Common Stock to certain executive officers of Member-Link.

         Effective as of December 30, 1999, Member-Link merged with and into us pursuant to a Merger Agreement dated as of December 14, 1999. In the merger, each of the 1,809,686 outstanding shares of Common Stock of Member-Link was converted into a right to receive 4.4207 shares of our Common Stock. 8,000,082 shares of our Common Stock were issued in the merger. The 3,000,000 shares of our Common Stock held of record by Member-Link at the time of the merger were canceled. As a further consequence of the merger, each of the license agreement, the technical services agreement and management services agreement were canceled.

         On September 22, 2000, I-Trax.com and I-trax, Inc., a wholly owned subsidiary of I-Trax.com ("I-trax Holding") entered in to a Contribution and Exchange Agreement with iSummit Partners, LLC, which is doing business as MyFamilyMD(TM), and its three owners. In connection with the Contribution and Exchange Agreement, we also agreed to complete a holding company reorganization pursuant to Section 251(g) of the Delaware General Corporation Law. The holding company reorganization and the MyFamilyMD(TM) transaction closed on February 5, 2001 and February 7, 2001, respectively. As a result of the holding company reorganization I-trax Holding succeeded I-Trax.com as the public company and I-Trax.com became a wholly owned subsidiary of I-trax Holding. Further, in the MyFamilyMD(TM) transaction I-trax Holding issued an aggregate of 4,222,500 shares of its Common Stock to the owners of MyFamilyMD(TM). We describe these transactions in greater detail under the heading "MyFamilyMD Agreements" on page 9.

Our Products

         Our software is both enterprise network and Internet enabled. It provides a secure and confidential repository of clinical health information to public health agencies, private health organizations, health care providers, and the public at large. Our technology, which is already deployed in enterprise applications, provides a platform for collecting certain disease-specific data at the point of care, offers a secure and confidential repository of clinical health information, which is fully accessible with proper authorization by any branch of the health care community, and is well positioned to offer commerce opportunities in an interactive setting. More specifically, our software permits every individual or entity, such as the family physician, the specialist, the school nurse, the emergency room nurse or the pharmacist, who may be called upon to administer care to an individual, or the individual herself, with proper authorization, to enter data into or view such individual's medical records. We are also developing a series of proprietary data management applications, some of which we will make available over the Internet. Once these proprietary applications are deployed, we will greatly expand the individuals and entities that can share the clinical health information stored in our database.

         Each of our software applications is built on a common platform--Medicive(TM) Medical Enterprise Data System--our proprietary, intelligent software architecture. The Medicive(TM) Medical Enterprise Data System is a proprietary database developed to collect, store, retrieve and analyze a broad range of information used in the healthcare industry. In fact, Medicive(TM) is capable of handling all data necessary to operate one or many medical treatment facilities. The Medicive(TM) Medical Enterprise Data System is designed to receive information for both the most complex and the simplest tasks encountered in a medical setting. It currently accommodates over 1,000 standard data elements containing in excess of 4,000 data sub-elements. We believe that it provides the platform for development of unlimited healthcare applications. A key feature of The Medicive(TM) Medical Enterprise Data System is its open architecture, which permits it to accept new data elements, which is important for an industry experiencing rapid advances in clinical and laboratory research, as well as changes in treatment protocols.

         The flexibility of Medicive(TM) Medical Enterprise Data System's construction is due primarily to the effort that went into the design of its architecture. Numerous focus groups with practicing health care providers were held to design the architecture. As a result, it has been structured to capture information about the general health care process or activity and then to narrow the health care process or activity to the most specific level. Thus, the architecture permits new data to be added to the database because in the predominate majority of instances new data are extensions of data already addressed in the database. We believe that Medicive(TM) Medical Enterprise Data System's flexibility in easily accommodating new health care processes or activities gives us an advantage over competitors which may need to spend far more time to modify their systems to accommodate new health care processes or activities. The Medicive(TM) Medical Enterprise Data System contains and organizes several industry standard medical data elements and is capable of producing ICD9-CM, CPT, SNOMED, or Medcin coded medical data. These codes are commonly used in the medical profession to identify specific disease states.

         We have used our Medicive(TM) Medical Enterprise Data System as a basis for several disease specific applications.

         Our first product, eImmune(TM), is a comprehensive immunization software product for processing, recording and tracking all immunizations and related adverse events. The application was developed in conjunction with Walter Reed Army Medical Center (WRAMC), Allergy and Immunology Department in Washington, DC to maintain all military immunizations at that site. First installed at Walter Reed Medical Center in January 1998, it now has over one million records. The Internet version of eImmune(TM) will give public health agencies and private health organizations, the ability to create online immunization records that can be accessed over the Internet by parents, schools, primary care, and other health providers.

         eImmune(TM) supports information flow required during the patient encounter and facilitates many aspects of the immunization process. Application functionality includes retrieving and recording vital patient information such as medical history, medication history and allergies, ordering vaccines, tracking administration of vaccines, generating schedules for future vaccines and reminder notices, recording and reporting adverse events. As with all I-trax applications, eImmune(TM) captures standardized data that can be later used to generate outcome studies. eImmune(TM) can provide a record of all immunizations, makes those records always available and thereby avoids re-immunization because of lost records. We believe that the flexibility and accessibility of eImmune(TM) are not matched by any competing product. In addition, we believe that integration of eImmune(TM) with MyFamilyMD(TM) technology will accelerate its acceptance by parents and physicians.

         Our second application is an asthma and respiratory disease management system, AsthmaWatch(R), developed in conjunction with The University of Southern California Los Angeles County Medical Center and The Asthma and Allergy
Foundation of America. AsthmaWatch(R) is an information system developed to support community based asthma intervention programs. This information system models the flow of the health process so data is entered at time of the encounter, at point of care. Its functionality includes:

         o capturing complete medical and asthma history, medications and diagnostic results;

         o    supporting    comprehensive    staff    assessments,     including
              documentation of vital signs, medication, materials and device training and environmental assessment;

         o    capturing case management encounters;

         o    capturing  a  comprehensive  provider  assessment  which  includes asthma activity, asthma severity, and upper airway disease assessment; general medical exam and ICD9 and CPT coding; ordering skin tests, medications; and

         o    automating    development   of   personalized   care   plans   and
              pharmaceutical plans.

         This application facilitates team asthma care management by permitting specialists, nurses, care managers, acute and primary care providers and pharmacists up-to-the-minute access to disease and patient information. Because our software permits real-time access to each patient's complete history by logging into AsthmaWatch(R), none of the participants in the asthma care delivery process would make decisions in a vacuum. Better patient care is achieved by having the data necessary to make the best patient care decisions available in real-time to all participating providers. Furthermore, AsthmaWatch(R) was designed to match the protocol expected to be followed by the applicable provider, thus preventing skipped steps.

         When launched, the eCareCoordination(TM) feature of AsthmaWatch(R) will allow all healthcare specialists, no matter where they are located, to access the same record, enter their treatment and comments, and share that information with the rest of the team by using the Internet. The current healthcare system makes this type of collaboration difficult. AsthmaWatch(R) has proven to be an integral part of aggressive asthma programs such as Breathmobile projects that are underway across the nation and leading the attack on inner-city pediatric asthma.

         Our research and development activities involve adding new functionalities to existing products and developing new disease management modules for the most difficult to manage diseases. Current work includes development of C-Trax(TM), a sophisticated cardiovascular disease management module, development of a complete patient encounter module and development of a diabetes module. We have spent approximately $1 million on research and development activities over the past two fiscal years. We expensed all product development costs incurred in 1999 and 2000.

The Market

         We believe that the potential market for our disease management and medical information services is currently very large and is expected to continue to increase. There is a growing recognition throughout the health care community of the need for coordinated medical care for the following reasons:

         o There is a growing demand in the United States for immunization registries in both public and private health care sectors to track and report the immunizations administered to children and adults. Managed care plans are looking to registries to assist in their meeting the quality measures of Health Plan Employer Data and Information Set (HEDIS) and the accreditation requirements of the National Committee for Quality Assurance (NCQA). Many health care experts believe that utilization of immunization registries will provide health system cost savings and increased vaccine safety.

         o The incidence and severity of asthma is reaching epidemic proportions, particularly in highly populated American cities. The Health Journal (Wall Street Journal) reported on December 3, 1999 that, "Asthma has tripled since 1980 for children under age five." We believe that effective asthma management requires the ability to connect health care providers at every level of specialty, with schools, pharmacies, and community health centers. eCareCoordinator(TM) component of AsthmaWatch(R) enables such networking and care coordination.

         Our first two Internet applications, eImmune(TM) and CareCoordinator(TM), create integrated models of care through their unique data repositories that are accessible to all branches of the health care community - providers, hospitals, health plans, pharmacies, consumers and government agencies. The benefits of such a system include both quality and cost advantages. We expect that these applications will be available for access on the Internet in the second quarter of 2001 in conjunction with the launch of MyFamilyMD(TM).

         We believe that current software technologies for managing medical data are outdated, cumbersome to use, and extremely expensive. In the case of immunization registries, many software products are non-compliant with the data elements required by the current Center for Disease Control requirements. The Internet is likely to be the preferred methodology for the healthcare community to access easily software data management systems with the desired functionality.

         We track the cost savings and efficiencies that we believe are realized though use of our software. In 1999 we completed a study of immunization tracking in one of the largest public health care systems in the United States.

The report revealed that three of 30 community health centers covered by the study deliver some 3,000 vaccines per month. Further, the study found that the health provider responsible for delivering the vaccinations must complete mandatory paperwork each month to satisfy the requirements set forth by the existing immunization program. This process requires a health provider in each department of each facility to complete two hours of paperwork per week. At this rate, governmental health care professionals devote 15,043 hours per year to such paperwork. The I-Trax.com system can effectively produce one central report covering the activities for all facilities with one person working only three hours per week, for a substantial savings.

         Furthermore, the study discovered that each vaccine encounter takes approximately 30 minutes per patient. There are approximately 19,800 patient vaccination encounters in this study population per year, equating to 9,900 employee hours. I-Trax.com has proven in existing installations that the entire vaccine encounter can be reduced to 10 to 15 minutes, which reduces total delivery times by half and produces an additional 4000(+) employee hours savings.

         Patient   Encounters:   Employee   Hours  for  Current   Approach   vs.
eImmune(TM)Approach

                                Current Process           I-Trax.com Approach
Time/Patient Encounter          30 minutes                10-15 minutes
# of Patient Encounters         19,800                    19,800
Total Hours/Year                9,900                     4,125

         Represents 3 of 30 community health centers in one of the largest counties in the United States.

         Data on cost savings, efficiencies and improved care is currently being collected by the AsthmaWatch(R) system and being analyzed by medical professionals currently using the system. This data should be available shortly.

Strategy

         Our clients may license our products for a one time fee or on a periodic subscription basis. We currently intend to charge customer fees on a per user basis for our planned Internet applications. We also intend to create virtual communities around our online record/disease management systems between parents, schools, doctors, public health agencies, hospitals and other health care providers. We further plan to develop children and adult health information and referral resources, as well as marketing services for companies selling relevant health care products, educational products and other goods and services. We believe that the user's ability to use and benefit from the secure database through the convenience and utility of the Internet, will foster long-term advertising and promotional relationships, licensing fees, business-to-business and as well as business-to-consumer e-commerce. eImmune(TM) immunization record management system is the first application using this model. We will follow a similar business model for AsthmaWatch(R), C-Trax(TM) and our diabetes module, initially focusing marketing efforts on larger public health agencies, academic medical centers and major health care systems along with networks of specialist doctors and pediatricians.

         We believe that I-Trax.com is one of the first companies to target immunization, healthcare and disease management online applications. We believe that our competitive advantages are the clinician-developed, high quality, proprietary interfaces which are combined with a flexible and expandable database system.

         In the future we intend to develop new disease information management applications for difficult to manage diseases, to engage in disease management service business as well as to provide additional functionality and modifications to currently available software. Included will be support for government and industry standards, such as those set forth in the Health Insurance Portability and Accountability Act of 1996 and any further requirements from the National Centers for Disease Control. There is no assurance that we can successfully do so.

         We believe there will be strong advantages to be the first entrant in the market for these products. As such, we believe it will be possible for us to become the preferred Application Service Provider in particular communities, in which case we would establish ourselves as the dominant leader in such communities. We believe that our potential success factors include offering high quality software applications, secure and expandable databases and a high level of service quality. Our primary goal is to provide many interface and service options so that I-Trax.com software is easy to use and to reduce the impediments to health care providers using our products. Greater compliance in reporting and tracking immunizations and managing the health of asthmatics will be made possible by I-Trax.com.

         We believe strategic partnerships with established medical information and equipment companies can play a central role in our business strategy. Specifically, we believe that our disease specific software products can be a beneficial value-added product to such companies. We further believe that such relationships will provide us access to established customer bases, value-added content, and specific knowledge. Possible partners include eHealth web sites, pharmaceutical companies, and managed care organizations, research institutions and hospitals. We believe such partnerships could enable I-Trax.com effectively to launch multiple disease specific portals that draw upon existing market share and brand name recognition of the partners' products. At this time we have not initiated any substantive negotiations with any such possible partners and there is no assurance that once we do so that we will be able to enter into agreements with such possible partners.

The I-Trax.com Web Site and Relevant Regulations

         The I-Trax.com web site (www.i-trax.com) is currently available as an informational site offering product descriptions and demonstrations. We are completing the development of our first Internet application, the eImmune(TM) immunization registry. eImmune(TM) will be followed by MyFamilyMD(TM). When these applications are available, physicians and patients who have subscribed to the software will be given access. We expect to add other modules to our web site at later dates.

         The Company intends to provide space on its web site for sponsorship by pharmaceutical manufacturers, corporate and institutional supporters. The Company believes that this will lead to reciprocal opportunities for advertising on other Internet websites.

         At this time, the Company does not intend to engage in Internet advertising in the form of banner ads.

         Once our Internet applications are available (which we anticipate will be in the second quarter of 2001), we will be subject to additional laws and regulations applicable to the Internet, including user libel and personal privacy, the regulation of medical devices, the practice of medicine and pharmacology, the regulation of government and third-party cost reimbursement, copyright protection, distribution; and characteristics and quality of products and services. The applicability to the Internet of existing laws in various jurisdictions governing issues is uncertain and may take years to resolve. Demand for our content, features and services may be affected by additional regulation of the Internet. The governments of other states or foreign countries may attempt to regulate our transmissions, levy sales or other taxes relating to our activities or impose other restrictions on our content or services. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. In addition, the growth and development of the market for Internet commerce may prompt the adoption of more stringent consumer protection laws, both in the United States and abroad, that impose additional burdens on companies conducting business over the Internet. The requirement that we comply with any new legislation or regulation, or any unanticipated application or interpretation of existing laws, may decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition.

         Furthermore, the practice of medicine and pharmacology requires licensing under applicable state law. We endeavor to structure our website, products, programs and affiliate relationships to avoid violation of state licensing requirements, and specifically warn against and disclaim such practice; however, a state regulatory authority may allege that some portion of our business violates one or more of these statutes. Any such allegation could result in a material adverse effect on our business, results of operations and financial condition. Further, any liability based on a determination that we engaged in the practice of medicine without a license may be excluded from coverage under the terms of our general liability insurance policy.

         The Federal Trade Commission and state governmental bodies have recently investigated the disclosure of personal identifying information obtained from individuals by Internet companies. Legislative proposals have also been made by the Federal government in this area, specifically relating to the use and ownership of patient medical information and collection of personal information from children younger than 13 years. Although we believe our current use of patient medical information complies with all applicable rules and regulations, in the event the Federal
Trade Commission or other governmental authorities adopt or modify laws or regulations relating to the Internet, it is possible that the dissemination or use of our products may be curtailed. If such an event were to occur, our business, results of operations and financial condition could be adversely affected.

         A number of legislative proposals have been made at the Federal, state and local level, and by certain foreign governments that would impose additional taxes on the sale of goods and services over the Internet or Internet-related activities. Such legislation or other attempts at regulating commerce over the Internet may substantially impair the growth of commerce on the Internet and, as a result, adversely affect our opportunity to derive financial benefit from such activities.

         Some computer applications and software are considered medical devices and are subject to regulation by the United States Food and Drug Administration (the "FDA"). We do not believe that any of our proposed applications or services will be regulated by the FDA; however, our proposed applications and services may become subject to FDA regulation. Additionally, we may expand our application and service offerings into areas that subject us to FDA regulation. We have no experience in complying with FDA regulations. We believe that complying with FDA regulations would be time consuming, burdensome and expensive and could delay or prevent our introduction of our applications or services.

MyFamilyMD(TM) Agreements

         In August 2000 and September 2000, I-Trax.com and I-trax, Inc. ("I-trax Holding"), a wholly owned subsidiary of I-Trax.com, entered into several agreements with iSummit Partners, LLC, which is doing business as MyFamilyMD(TM), and its three owners. MyFamilyMD(TM) is an Internet and software company developing personalized Internet applications, commonly referred to as MedWizards(TM), to enable individuals and families to manage their healthcare.

         In August 2000, we entered into an agreement with MyFamilyMD(TM) to make arrangements about certain intellectual property of MyFamilyMD(TM) and to allocate the responsibility for developing MyFamilyMD(TM)'s World Wide Web site and the MedWizards(TM). The parties entered into this agreement in recognition of the need to proceed with the development of MyFamilyMD(TM)'s World Wide Web site and the MedWizards(TM) while we continued to negotiate an acquisition of MyFamilyMD(TM) from its owners in exchange for shares of our Common Stock. In this agreement, MyFamilyMD(TM) granted us a license (which is exclusive except with respect to MyFamilyMD(TM)) to MyFamilyMD(TM)'s existing intellectual property, including the conceptual framework of the MedWizards(TM), permitted us to develop MyFamilyMD(TM)'s World Wide Web site and the MedWizards(TM), and permitted us to own all of the intellectual property that would result from this development effort. In turn, we agreed to pay for all development costs and, in the event we did not sign a binding agreement to acquire MyFamilyMD(TM) or in the event we signed such an agreement but the closing under such agreement did not occur before March 31, 2001, we also agreed to acquire from MyFamilyMD(TM) all intellectual property that we did not already own for a fee equal to a percentage of revenues generated by the MedWizards(TM) over a fixed period of time after the MedWizards(TM) were launched.

         On September 22, 2000, I-Trax.com and I-trax Holding, on the one hand, and MyFamilyMD(TM) and its owners, on the other hand, entered into a Contribution and Exchange Agreement pursuant to which I-trax Holding agreed to acquire all of the outstanding ownership interests in MyFamilyMD(TM) from its owners. In addition, prior to and as a condition of the acquisition, we agreed to complete a restructuring to create a new holding company structure. In the restructuring, all of our existing stockholders became stockholders of I-trax Holding, which now owns all of the outstanding capital stock of the I-Trax.com.

         Pursuant to the Contribution and Exchange Agreement, as amended, I-trax Holding agreed to issue an aggregate of up to 4,222,500 shares of its Common Stock to the owners of MyFamilyMD(TM) in exchange for their contribution to I-trax Holding of all of the ownership interests in MyFamilyMD(TM). Of this total number of shares, up to 1,709,000 or 40% may be forfeited by the owners to I-trax Holding. 854,500 shares, or 20% of the aggregate shares, will be held in escrow and released to the MyFamilyMD(TM) owners when I-trax Holding launches MyFamilyMD(TM)'s technology -- the MedWizards(TM). In addition, 854,500, or an additional 20% of the aggregate shares, will be held in escrow and released to MyFamilyMD(TM) owners when and if I-trax Holding's revenues generated by products incorporating the MedWizards(TM), during the period beginning on the date we launch the MedWizards(TM) and ending on the date which is the first anniversary of such launch date, reach $11,000,000. If such revenues are less than $11,000,000, the number of shares released to the members of MyFamilyMD(TM) on account of reaching the revenue target will be reduced by one share for every $5.50 shortfall in the revenues. An aggregate of 427,250 shares or 10% of the aggregate shares will be held in escrow and released to the members of MyFamilyMD(TM) following I-trax Holding's fiscal 2001 audit if MyFamilyMD(TM)'s representations, warranties and covenants have not been breached.

         We closed the MyFamilyMD(TM) transaction on February 7, 2001.

         As of December 31, 2000, the aggregate number of shares of our Common Stock we agreed to issue to the owners of MyFamilyMD(TM) was equal to approximately 21.9% of our issued and outstanding shares of our capital stock, which will result in such owners owning approximately 18.0% of our outstanding Common Stock.

         We have agreed to grant MyFamilyMD(TM) owners "piggy back" registration rights (subject to underwriter cut back) in the event we register any Common Stock for our own account under the Securities Act of 1933.

Customer Service

         We obtain new business, in part, based upon referrals from satisfied customers, such as Walter Reed Army Medical Center and Los Angeles County. We have received referrals from Walter Reed Medical Center in two primary forms. First, the immunology department at Walter Reed has referred its own departments to us for possible product purchase. Second, Walter Reed has provided some of our prospective customers with positive information relating to our products and our commitment to customer service. In addition, customers, such as Walter Reed Army Medical Center, have returned to purchase some of our new products and upgrades on our existing products. We attribute this success, in part, on our high level of customer service. We intend to continue this high level of customer service, as we believe it is a key factor for its success in this market space. Management has recently implemented a staffing plan in advance of growth to assure that premier standards in customer service are met.

Competition

         Many companies are operating in one or more segments of the electronic health-related market. We believe, however, our focus on building disease-specific, coordinated-care applications, intended to operate in conjunction with health care providers at the point of care, are unique and we are not aware of any direct competitors in this market niche. Specifically, we believe that our competitors approach disease management at the point of care in a "one size fits all" fashion by offering the same product to every specialist. After carefully examining many of these products, we believe that these products lack features that we believe specialists require in information management software. As an example, while doctors using our competitors' products enter conditions by typing in free text, our products permit specialists to point and click on a specific disease or condition. Because information collected in this way is more suitable for analysis, our system permits quick outcome studies, while our competitors' products using free-text based systems are more time intensive. Nevertheless, we consider each of the following companies to compete with us in providing a similar, although different, product:

         o Healthcare portals including: Business to Business companies such as Medscape/Medicalogic and Careinsite and Business to Consumer companies such as WebMD and iVillage. (Although we view many firms in this category as competitors they are also capable of becoming strategic partners.)

         o    Disease   management   companies  and  electronic  medical  record
              companies. E.g. H2I, Wellmed, BreathAmerica, Lifemasters, American Healthways.

         o    Disease Management Tool Companies. E.g. HealthHero, LifeChart.

         o Established providers of existing, health care information technology. These firms have competencies in hospital information systems but also offer general electronic medical records, practice management systems, clinical data repositories, hospital info systems, accounting systems. E.g. Cerner Corporation, Shared Medical Systems, Siemens, McKesson HBOC.

         o Health-related on-line services or websites targeted at consumers, such as accesshealth.com, ahn.com, betterhealth.com, drkoop.com, drweil.com, healthcentral.com, healthgate.com, intelihealth.com, mayohealth.org, mediconsult.com, onhealth.com, thriveonline.com and webmd.com.

         o Established software and computer companies that have publicly expressed plans to develop medical information software, such as IBM, Oracle and Microsoft.

         o Hospitals, HMOs, managed care organizations, insurance companies and other healthcare providers and payors which offer healthcare information through the Internet.

         o Other consumer affinity groups, such as the American Association of Retired Persons, SeniorNet and ThirdAge Media, Inc., which offer healthcare-related content to special demographic groups.

         One or more of these companies could choose to expand their markets so as to compete more directly with our applications. Most of them are better capitalized than we are, and therefore such an entry into our niche would add to the competitive pressures of our business. Nonetheless, we believe we enjoy two primary competitive advantages. First, we have standing strategic relationships with two early adopters of our technology: Walter Reed Army Medical Center and LA County/USC Medical Center, two entities that have used our custom applications since 1995 and 1996, respectively. The use by these customers of our software we believe has proved that our products add value to the delivery of healthcare to patients with specific diseases. Second, we have a time advantage in software and database development over any new direct competitor.

Intellectual Property

         The Company's proprietary software for the structure, integration and access to its databases is registered under United States copyright laws, and the Company's graphic user interfaces (screens) are similarly protected. The Company has registered the use of certain of its tradenames and service names in the United States. The Company also has the rights to several Internet domain names, including I-Trax.com and I-Trax.net; Asthma-Watch.com and Asthma-Watch.net; Member-Link.com; eImmune.com and eImmune.net; and MedicalRecordsDept.com. In addition, the Company is currently exploring the potential availability of patent protection for its business processes and innovations.

Research and Development

         We conduct research and development on three levels on a continuing basis. First, the Company continually studies the business process in the medical community. A pivotal part of the success of our products is understanding the exact needs of our customers, and applying that knowledge to the graphic user interface, thus allowing our systems to integrate into the user's workflow without disruption. The Company was founded on this principle. We are constantly studying the changing work environment and clinical landscape of our customers and the industry as a whole. New disease modules, such as the C-Trax(TM) cardiovascular module, are under development and modifications and additional functionality will continue to be added to currently available software applications.

         Second, as a by-product of the business process study, the invention and development of unique problem solving tools embedded in our software make possible the process of entering and retrieving vast amounts of information in short periods of time. Constant development, re-engineering and implementation of these tools is a priority of the design and engineering staff and will continue to be a focus of the Company, allowing us to maintain a leading role in information systems development.

         Third, further technology platform research, development and engineering are conducted on a continual basis. New technologies, such as Internet applications and the commercial software that support it, lack certain capabilities and functionalities required to allow the medical and health care industry to migrate to a total eHealth strategy. We believe we are in the process of creating software components to solve these problems and are constantly educating ourselves on available and emerging technologies that will help support and enhance our products.

Events Subsequent to December 31, 2000

         Holding Company Reorganization

         On  February  5,  2001,  I-Trax.com,  I-trax  Holding,  and  I-Trax.com
Acquisition Co., a wholly owned subsidiary of I-trax Holding, completed a holding company reorganization. The holding company reorganization was accomplished through a merger under Section 251(g) of the Delaware General Corporation Law. At the effective time of the reorganization, all of our stockholders became stockholders of I-trax Holding and I-Trax.com became a subsidiary of I-trax Holding. The holding company reorganization was described in greater detail in I-trax Holding's registration statement on Form S-4 (Registration Number 333-48862). Our stockholders were not required to take any action in connection with this reorganization. Effective February 5, 2001, all of our outstanding shares were converted into shares of I-trax Holding, in a non-taxable transaction, with the same voting powers, designations, preferences, rights, qualifications, restrictions and limitations. The shares of I-trax
Holding are represented by the same stock certificates that previously represented shares of I-Trax.com capital stock prior to the holding company reorganization.

         MyFamilyMD Transaction

         On February 7, 2001, I-trax Holding completed the acquisition of MyFamilyMD(TM) from its owners pursuant to the Contribution and Exchange Agreement described in greater detail under the heading "Business--MyFamilyMD(TM) Agreements" on page 9. The parties to the holding company reorganization and the MyFamilyMD(TM) transaction intend that reorganization, together with the MyFamilyMD transaction, be treated as contributions to I-trax Holding that qualify as a transaction described in
Section 351 of the Internal Revenue Code of 1986, as amended.

Employees

         The Company believes its success depends to a significant extent on its ability to attract, motivate and retain highly skilled, vision-oriented management and employees. To this end, the Company focuses on incentive programs for its employees and endeavors to create a corporate culture that is challenging, rewarding and fun. As of December 31, 2000, the Company had 51 full-time employees.

Risk Factors

         In addition to other information in this report, you should carefully consider the following risks and the other information in evaluating I-Trax.com and its business. Our business, financial condition and results of operations could be materially and adversely affected by each of such risks. Such an adverse effect could cause the market price of our Common Stock to decline, and you could lose all or part of your investment.

         We May be Unable to Raise Necessary Capital to Continue As A Going Concern

         Substantial funds are required to complete our planned product development efforts, expand our sales and marketing activities, and to cover ongoing operating losses. We have no funds at present to do so. We hope to find investors who will provide such funds, but there is no assurance that we will succeed in doing so. In addition, we have incurred losses from operations and have a net stockholders' deficit that raises doubts about our ability to continue as a going concern.

         Our future capital requirements and the adequacy of available funds will depend on numerous factors, including:

         o    the successful commercialization of our existing products,

         o    progress in our product development efforts,

         o    the  growth  and  success  of   effective   sales  and   marketing
              activities, and

         o    the  cost  of  filing,   prosecuting,   defending   and  enforcing
              intellectual property rights.

We will have to obtain such funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. We do not have any committed sources of additional financing, and we cannot provide assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may have to delay, scale-back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others. Moreover, if we continue to have operating losses and are unable to obtain capital to cover them, we may be unable to remain in business. These results, in turn, could cause the relinquishment of our rights to certain of our technologies, products or potential markets, dilution of your ownership in our business, or our loss of what we believe is a current competitive advantage in the development of our health management system. Therefore, the inability to obtain adequate funds could have a material adverse impact on our business, financial condition and results of operations.

         Our Extremely Limited Operating Experience May Cause Us to Misjudge Our Markets or Needs

         Although we have been in existence since 1969, our involvement in software development and marketing has been a much more recent development. Our initial enterprise software application has been operational for less than two years and we have just begun to launch our Internet operations. Accordingly, we have an extremely limited operating history in our current business. Furthermore, in changing to our current business, we are substantially changing our business operations, sales and implementation practices, customer service and support operations, and management focus. We are also facing new risks and challenges, including a lack of meaningful historical financial data upon which to plan future budgets, more competition, the need to develop strategic relationships and other risks described below. We cannot guarantee that we will be able successfully to change to our new business model. An investor in our Common Stock must consider the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. As a result of the absence of meaningful history and experience in our current business, we may easily misjudge the nature or size of our perceived markets, or the amount of work or capital necessary to complete our pending products or implement our business plan.

         We May Be Unable to Implement Our Business Strategy, Which Requires Us, Among Other Things, to Deploy Our Products Effectively, Attract Customers, and Develop and Upgrade Our Technology

         Although we believe our strategy can be successful, there are many reasons why we may be unable to implement it successfully, including our possible inability to:

         o    deploy       eImmune(TM),       AsthmaWatch(R),        C-Trax(TM),
              DiabetesCaretrax(TM) and other potential products on a large scale due to software development or other problems;

         o    attract   a   sufficiently   large   audience   of  users  to  our
              Internet-based healthcare information network;

         o    increase awareness of our brand;

         o    strengthen user loyalty;

         o    develop and improve our product;

         o    continue to develop and upgrade our technology; and

         o    attract, retain and motivate qualified personnel.

         We Have a History  of  Operating  Losses and  Anticipate  We Will Incur
         Continued   Losses  for  the  Foreseeable   Future  and  Therefore  May
         Eventually be Unable to Continue Our Operations

         We have had substantial operating losses since incorporation in May 1969, and we have never earned a profit. As of December 31, 2000, our accumulated deficit was $ 7,062,119. Moreover, we expect that our operating losses will continue for the foreseeable future. Our ability to achieve profitability will depend, in part, on:

         o    the success of our product development efforts;

         o    the acceptance of our business model by our customers; and

         o    our sales and marketing activities.

         The success of our business model depends upon customers, such as parents, schools, doctors, public health agencies, hospitals, health plans and other health care providers, being attracted to and using our point-of-care applications and related proprietary content which we make available to our clients through the Internet or on a stand alone basis for a fee. This business model is not yet proven, and we cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future. There is substantial uncertainty as to our ability to continue as a going concern due to our historical negative cash flow and because we may not have access to sufficient capital to meet our projected operating needs for at least the next twelve months.

         The Market May Never Accept our Business Model

         To date, consumers have generally looked to health care professionals as their principal source for health and wellness information. In turn, these professionals are not accustomed to our system. The success of our business model will depend on public health agencies, parents, schools, primary care providers and other health professionals and other consumers being attracted to and using our sophisticated point-of-care applications for a fee. This business model is not yet proven, and we cannot assure you that it will be successful or, if so, that we will be able profitably to implement this business model.

         We plan to develop relationships with parents, schools, doctors, public health agencies, hospitals and other health care providers to offer our products and services. Such a strategy involves numerous risks and uncertainties. There is no established business model for the sale of health care products or services over the Internet. Accordingly, we cannot predict whether parents, schools, doctors, public health agencies, hospitals and other health care providers will elect to purchase our services and information.

         Our Dependence on the Internet and Internet Related Technologies Subjects Us to Frequent Change and Numerous Risks

         If we complete our software modification for Internet adaptation then, our success will depend, among other factors, on Internet access and the ability of the Internet to accommodate rapidly increasing traffic. The Internet may not prove to be a viable commercial medium because of inadequate development of the necessary infrastructure (e.g., reliable network backbone), timely development of complementary products (e.g., high speed modems), delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or increased government regulation. If the Internet continues to experience significant growth in the number of users and the level of use, then the Internet infrastructure may not be able to continue to support the demands placed on it.

         We also depend upon the continuous, reliable and secure operation of Internet servers and related hardware and software. In the past, several large Internet commerce companies have suffered highly publicized system failures, which resulted in adverse reactions in their stock prices, significant negative publicity and, in certain instances, litigation. It is likely that we will also suffer service outages from time to time. To the extent that our service is interrupted, our users will be inconvenienced and our reputation may be diminished. If access to our system becomes unavailable at a critical time, users could allege we are liable as a result. Some of these outcomes could directly result in a reduction in our stock price, significant negative publicity and litigation. Although we anticipate that our computer and communications hardware will be protected through physical and software safeguards, they will still be vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. We will not have full redundancy for all of our computer and telecommunications facilities. A catastrophic event could have a significant negative effect on our business, results of operations, and financial condition.

         We will also depend on third parties to provide potential users with web browsers and Internet and on-line services necessary for access to our website. It is possible that our users will experience difficulties with Internet and other on-line services due to system failures, including failures unrelated to our systems. Any sustained disruption in Internet access provided by third parties could have a material adverse effect on our business, results of operations and financial condition.

         We also intend to retain confidential customer information in our database. It is, therefore, critical that our facilities and infrastructure remain secure and that our facilities and infrastructure are perceived by consumers to be secure. Despite the implementation of measures in the Internet industry, our infrastructure is likely to be vulnerable to physical break-ins, computer viruses, programming errors or similar disruptive problems. A material security breach could damage our reputation or result in liability to us.

         We May Be Unable to Market Our Products Effectively Due to Our Limited Sales and Marketing Experience

         A major thrust of our strategy is to make potential users aware of the existence and functionalities of our point-of care clinical solutions. This will require sales and marketing expertise. However, our current employees have limited sales and marketing experience. Although we intend to identify and recruit employees with sales and marketing experience, we may be unable to do so and may therefore be unable to successfully establish and maintain a significant sales and marketing organization.

         Our Business Will Be Adversely Affected If We Lose Key Employees or Fail to Recruit and Retain Other Skilled Employees

         Our Chairman, Frank A. Martin, is an integral part of our business and our future success greatly depends upon his retention. Similarly, other officers and directors provide us with key relationships, such as Dr. Michael O'Connell with Walter Reed Medical Center and Dr. Craig Jones with Breathmobile and the University of Southern California School of Medicine. Finally, our Chief Technology Officer, David C. McCormak is an essential part of our technology development efforts. Our failure to retain these individuals could have a significant adverse impact on our ability to compete and succeed in the future.

         Our future success also depends to a significant extent on our ability to attract, retain and motivate highly skilled employees. As we implement our products, we will need to hire additional personnel in all operational areas. Competition for personnel currently is intense, and competition for employees experienced with Internet applications or in the eHealth industry is particularly intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected.

         We May Be Unable to Compete Successfully Against Companies Offering Other, Similar Functions

         A large number of health care companies are offering electronic medical records capabilities. In addition, a large number of Internet companies compete for users, advertisers, e-commerce transactions and other sources of on-line revenue. The number of Internet websites offering users health care content, products and services is vast and increasing at a rapid rate. In addition, traditional media and health care providers compete for consumers' attention both through traditional means as well as through new Internet initiatives. We believe that competition for healthcare consumers will continue to increase as the Internet develops as a communication and commercial medium. Although, we believe our products serve a niche in the market that other competitors currently do not serve, we compete for subscribers, syndication partners and other affiliates with numerous Internet and non-Internet businesses.

         Many of these potential competitors are likely to enjoy substantial competitive advantages compared to our Company, including:

         o the ability to offer a wider array of on-line products and services;

         o    larger production and technical staffs;

         o    greater  name  recognition  and  larger   marketing   budgets  and
              resources;

         o    larger customer and user bases; and

         o    substantially greater financial, technical and other resources.

         To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving computer and Internet related standards, and our competitors' innovations. To do so, we must continue to enhance our products and services, as well as our sales and marketing channels. Although we currently serve a unique market niche, the large number of Internet-based businesses currently in development makes it likely that we will face a direct competitor before long. Moreover, we could also face reduced prices or reduced margins, any of which could adversely affect our business. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services.

         Government Regulation Could Adversely Affect Our Business

         Our business is subject to government regulation. Laws and regulations have been or may be adopted with respect to the Internet or other on-line services covering issues such as:

         o    user libel and personal privacy;

         o    the regulation of medical devices;

         o    the practice of medicine and pharmacology;

         o    the regulation of government and third-party cost reimbursement;

         o    copyright protection;

         o    distribution; and

         o    characteristics and quality of products and services.

         The extent to which existing laws in these areas may affect our business is difficult to assess, in part because the scope and interpretation of such laws to Internet applications is still developing. Accordingly, there is a risk that existing laws could be interpreted in a manner, and new laws could be enacted, which could make our business more difficult or expensive (or even impossible) to operate.

         Our Prior Line of Business May Lead to Liabilities; We May be Exposed to Uninsured Liability Claims

         As U.S. Medical Alliance, our prior line of business, we were engaged in the physician practice management business. While we are no longer engaged in that business, the Company may be subject to unknown liabilities arising from such prior business operations, which may have a material adverse effect on our business, operations, financial condition, or prospects.

         Prior to the merger with us, Member-Link Systems, Inc., our predecessor, was engaged in the business of marketing, selling and installing certain software products, including eImmune(TM) and AsthmaWatch(R). Since beginning its operations in 1996 until March 15, 2000, we did so without obtaining product or professional liability insurance. Accordingly, in the event any customer of Member-Link and of I-Trax.com, as a successor-in-interest to Member-Link, should in the future claim that the software Member-Link sold prior to the merger was defective and allege related damages, we would not have the protection of insurance in satisfying or defending against such claims. At this time we are not aware of any such claims. Any such claims, however, could have a material adverse effect on our business, results of operations, financial condition and prospects.

         Consumers may sue us if any of the products or services that are sold through our website are defective, fail to perform properly or injure the user, even if such goods and services are provided by unrelated third parties. Even though we currently have product liability insurance, liability claims could require us to spend significant time and money in litigation, to pay significant damages and to reserve for such liability on our financial statements. At this time we are not aware of any such claims. However, any such claims, whether or not successful, could seriously damage our reputation and our business, results of operations or financial position.

         If Our Platform Infrastructure and its Scalability Cannot be Proven, Customers May Be Reluctant to Purchase our Products

         We are just beginning to implement our Internet based products. If the system is used by an increasing number of users, we would need to expand our network infrastructure from time to time. In addition, we will need to accommodate changing consumer and customer requirements. We are unable to project accurately the rate or timing of increases, if any, in the use of our website and may be unable to expand and upgrade our systems and infrastructure to accommodate such changes on a timely basis, at a commercially reasonable cost, or at all. Our systems may not accommodate increased use while maintaining acceptable overall performance. Service lapses could cause our users to instead use the on-line services of our competitors.

         We May be Sued by Our Users if We Provide Inaccurate Health Information
         on  Our  Website  or   Inadvertently   Disclose   Confidential   Health
         Information to Unauthorized Users

         Because users of our website will access health content and services relating to a condition they may have or may distribute our content to others, third parties may sue us for defamation, negligence, copyright or trademark infringement, personal injury or other matters. We could also become liable if confidential information is disclosed inappropriately. These types of claims have been brought, sometimes successfully, against on-line services in the past. Others could also sue us for the content and services that will be accessible from our website through links to other websites or through content and materials that may be posted by our users in chat rooms or bulletin boards. Any such liability will have a material adverse effect on our reputation and our business, results of operations or financial position.

         If Our Intellectual Property Rights Are Undermined By Third Parties Our Business Will Suffer

         Our intellectual property is important to our business. We rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property. Our efforts to protect our intellectual property may not be adequate. Our competitors may independently develop similar technology or duplicate our products or services. Unauthorized parties may infringe upon or misappropriate our products, services or proprietary information. In addition, the laws of some foreign countries do not protect proprietary rights as well as the laws of the United States do, and the global nature of the Internet makes it difficult to control the ultimate destination of our products and services. In the future, litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation would probably be time-consuming and costly. We could be subject to intellectual property infringement claims as the number of our competitors grows and the content and functionality of our website overlaps with competitive offerings. Defending against these claims, even if not meritorious, could be expensive and divert our attention from operating our company. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial damage award and forced to develop noninfringing technology, obtain a license or cease selling the applications that contain the infringing technology. We may be unable to develop noninfringing technology or obtain a license on commercially reasonable terms, or at all. We also intend to rely on a variety of technologies that we will license from third parties, including any database and Internet server software, which will be used to operate our future website to perform key functions. These third-party licenses may not be available to us on commercially reasonable terms. The loss of or inability to obtain and maintain any of these licenses could delay the introduction of software enhancements, interactive tools and other features until equivalent technology could be licensed or developed. Any such delays could materially adversely affect our business, results of operations and financial condition.

         Provisions of Our Certificate of Incorporation Could Impede a Takeover of Our Company Even Though a Takeover May Benefit Our Stockholders

         Our Board of Directors has the authority, without further action by the stockholders, to issue from time to time, up to 2,000,000 shares of preferred stock in one or more classes or series, and to fix the rights and preferences of such preferred stock. We are subject to provisions of Delaware corporate law which, subject to certain exceptions, will prohibit us from engaging in any "business combination" with a person who, together with affiliates and associates, owns 15% or more of our Common Stock (referred to as an interested stockholder) for a period of three years following the date that such person became an interested stockholder, unless the business combination is approved in a prescribed manner. Additionally, our bylaws establish an advance notice procedure for stockholder proposals and for nominating candidates for election as directors. These provisions of Delaware law and of our certificate of incorporation and by-laws may have the effect of delaying, deterring or preventing a change in our control, may discourage bids for our Common Stock at a premium over market price and may adversely affect the market price, and the voting and other rights of the holders of our Common Stock.

         Our  Officers  Have   Effective   Control  of  the  Company  and  Other
         Stockholders May Have Little or No Voice in Corporate Management

         Our Chairman and President, and the venture capital firm with which our Chairman is affiliated, beneficially own, in the aggregate, approximately 31.5% of the outstanding shares of our Common Stock. As a result, these stockholders, acting together, effectively control the election of directors and matters requiring approval by our stockholders. Thus, they may be able to prevent corporate transactions such as future mergers that might be favorable from our standpoint or the standpoint of the other stockholders.

         The Loss of Any of Our Very Limited Number of Customers Will Have a Material Adverse Effect On Our Business

         Historically, a very limited number of customers has accounted for a significant percentage of our revenues. In 1999, our largest two customers, Walter Reed Army Medical Center and Office of the Attending Physician, accounted for 76% of revenues. In 2000, our largest customers, Office of the Attending Physician and Walter Reed Army Medical Center, accounted for 55% and 25% of revenues, respectively. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues of a small number of customers. Accordingly, if we were to lose the business of even a single customer, our results of operations would be materially and adversely affected.

ITEM 2.  DESCRIPTION OF PROPERTIES

         Our executive, administrative and sales offices are located at our principal office in Philadelphia, Pennsylvania, where we lease approximately 4,659 square feet of office space pursuant to a lease expiring in June 2005 at a current annual rate of $123,463. The property is in good condition.

         Our technology development offices are located in Reston, Virginia, where we lease approximately 6,455 square feet of office space pursuant to a lease expiring in October 2004 at a current annual rate of $161,375. The property is in good condition.

         We do not invest in real estate, interest in real estate, real estate mortgages or in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

         In 1998, a former Chief Executive Officer, stockholder and creditor of the Company (the "Plaintiff") commenced an action in New Jersey state court against, among others, the Company and its present Chief Executive Officer alleging breach of contract, breach of fiduciary duty, breach of the covenant of good faith and fair dealing, securities fraud, common law fraud, negligent misrepresentation and racketeering activity. The allegations in this action reference circumstances relating to the Company's prior line of business of physician practice management. In 1999, the court entered two orders dismissing the action "without prejudice" for procedural reasons. Furthermore, in 1999 the Plaintiff filed for bankruptcy protection. As part of the bankruptcy proceedings, the Plaintiff and the Company entered into a stipulation limiting the period within which the Plaintiff can reinstate the action. Plaintiff sought to reactivate his prior state court action in January 2001 (within the stipulated period), rather than instituting a new action. The court has not thus far permitted reactivation of the suit, and no new suit has been commenced by Plaintiff. The stipulated time period for reinstating the action has now expired. Although to date the Plaintiff has not successfully reinstated the action, there is no assurance that he will not be able to do so. Furthermore, although the Company believes that it has adequate defenses against all of the Plaintiff's claims, including pursuant to a settlement agreement entered into by the Plaintiff, the Company and certain others in 1997, there is no assurance that these defenses will prevail. In the event the action is reinstated and in the event the Company cannot assert successfully its defenses, it is possible that the court may compel the Company to repay an alleged loan in an amount of $825,000 and that the outcome of the action could have a material adverse effect on the Company and its financial condition.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market and Stockholder Information

         Since September 29, 1999, I-Trax.com Common Stock has been quoted on the OTC Bulletin Board under the symbol "IMTX." Prior to September 29, 1999, I-Trax.com Common Stock had been quoted on the OTC Bulletin Board under the symbol "UMAI." The following table sets forth the high and low closing bid information for the Common Stock for the periods indicated:

                                                     High                Low

          2000
           Fourth Quarter                           $3.0000            $1.7500
           Third Quarter                             5.0000             2.3770
           Second Quarter                            3.5000             1.2500
           First Quarter                             5.2500             1.2500

          1999
           Fourth Quarter                            2.2500             0.1875
           Third Quarter                             0.1875             0.1875
           Second Quarter                            No inside quotes reported
           First Quarter                             No inside quotes reported

         The information presented above was supplied to I-Trax.com by Nasdaq Trading and Market Services and reflects inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

         As of December 31, 2000, there were approximately 706 registered holders of record of the I-Trax.com Common Stock. On February 2, 2001, the last day on which I-Trax.com Common Stock was traded on the OTC Bulletin prior to the holding company reorganization, the last reported sales price of I-Trax.com Common Stock was $1.625. On March 21, 2001, the last reported sales price of I-trax Holding Common stock was $1.03.

         I-Trax.com has never paid or declared any cash dividends on our Common Stock or other securities and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

         In May 2000, we initiated a private placement of 1,000,000 shares of our Common Stock to accredited investors, seeking to raise $2,000,000 at $2.00 per share. Our Board of Directors amended the private placement in July 2000 to cover 2,500,000 shares of Common Stock seeking to raise an aggregate of $5,000,000. As of June 30, 2000, we did not sell any of our Common Stock pursuant to this private placement. In the quarter ended September 30, 2000, we sold an aggregate of 857,750 shares at several closings, yielding to us an aggregate of $1,715,500. We closed the private placement on November 12, 2000. In the quarter ended December 31, 2000, we sold an aggregated of 47,250 shares at several closings, yielding to us an aggregate $94,500. The funds raised in this private placement, with the exception of a portion of the proceeds used to cover related expense, have been used to fund operations and to accelerate the Company's product development efforts. In issuing such private placement shares, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder. We filed with the Securities and Exchange Commission a Form D in connection with the issuance of our shares in this private placement.

         Effective as of November 13, 2000, we initiated an offering of convertible promissory notes and stock purchase warrants to accredited investors. In undertaking this offering, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder. The convertible promissory notes have a maturity date of one year from the date of issue and accrue interest at 8% per annum with a default rate of 12% per annum. The principal amount of, and accrued and unpaid interest under, the convertible promissory notes are convertible into shares of I-Trax.com Common Stock. The stock purchase warrants grant holders a right to purchase 2 shares of I-Trax.com Common Stock for each $1 in original principal amount of convertible promissory notes. The initial conversion price of the convertible promissory notes and the exercise price of the stock purchase warrants are $2 per share, subject, in each case, to full-ratchet anti-dilution adjustment in the event of a subsequent offering with an effective per share price of less than $2. This private placement was lead by an individual and an affiliated fund, which collectively purchased convertible promissory notes with an aggregate principal amount of $1,000,000. In addition, an aggregate of $500,000 advanced to us by our Chief Executive Officer and Chief Operating Officer in October 2000 were converted into this offering. As of the December 31, 2000 we raised $1,930,000 pursuant to this offering. We filed with the Securities and Exchange Commission a Form D in connection with the issuance the convertible promissory notes and stock purchase warrants.

         Effective as of December 29, 2000, we issued to each of Frank A. Martin, our Chief Executive Officer, and Gary Reiss, our Chief Operating Officer, 250,000 shares I-Trax.com Common Stock pursuant to a Promissory Note and Pledge Agreement for an aggregate principal amount of $499,750. The per share purchase price for these shares was $2.00. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder. The principal amount of each Promissory Note and Pledge Agreement accrues interest a rate of 5.87% per annum. The principal and interest on each Promissory Note and Pledge Agreement is payable in five annual installments of principal and interest beginning on December 29, 2001. Furthermore, in the event these officers were performing their duties adequately and were accomplishing the our goals, our Compensation Committee would have an option to waive and forgive any of the annual payments of principal and interest in lieu of granting to such officers a cash bonus.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion and analysis together with our financial statements and the notes to our financial statements included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Introduction

         We ("I-Trax.com" or the "Company") were incorporated in the State of Delaware under the name of Marmac Corporation in May 1969. In December 1979, we changed our name to Ibex Industries International, Inc. On April 1, 1996, we purchased the assets of certain physician practices, changed our name to U.S. Medical Alliance, Inc., and commenced operations as a physician practice management company. As U.S. Medical Alliance, we completed one additional physician practice acquisition. However, we did not have adequate liquidity and capital resources to withstand the downturn in the physician practice management industry, nor the ability to acquire profitable physician practices. As a result, during 1997, the Company ceased doing its business activities as a physician practice management company and embarked on a program of winding down such activities. The Company returned the physician practice assets to physicians in exchange for cancellation of stock in the Company issued for such assets, and settling its obligations. During 1998, the Company had no operations.

         On August 27, 1999, simultaneously with the Company changing its name to I-Trax.com, Inc, six principal stockholders purchased 4,000,000 shares of its Common Stock for $400,000 to raise working capital which enabled the Company to enter into a license agreement, a technical services agreement and a management services agreement with Member-Link Systems, Inc., a health information technology company, to own and develop the Internet application of an immunization tracking system known as "I-Trax." As consideration for these agreements, the Company issued 3,000,000 shares of its Common Stock to Member-Link and an aggregate of 2,000,000 shares of its Common Stock to certain executive officers of Member-Link.

         Effective as of December 30, 1999, Member-Link merged with and into us pursuant to a Merger Agreement dated as of December 14, 1999. In the merger, each of the 1,809,686 outstanding shares of Common Stock of Member-Link was converted into a right to receive 4.4207 shares of our Common Stock. An aggregate of 8,000,082 shares of our Common Stock was issued in the merger. The 3,000,000 shares of our Common Stock held of record by Member-Link at the time of the merger were canceled. As a further consequence of the merger, each of the license agreement, the technical services agreement and management services agreements were canceled.

         The merger of Member-Link into the Company effective as of December 30, 1999 has and will have a substantial impact on the Company's current and future operating results. The Company's operating results have been negatively affected for the year ended December 31, 2000 as to profitability and will continue to be affected negatively until mid-2001 since the Company has devoted substantial sums to develop current and new products, expand sales and marketing resources necessary to implement rapid rollout of such products into additional markets, and attract and retain additional management personnel. Although the development and enhancements of products is an ongoing process, the Company expects to release several of its core products, including eCareCoordinator(TM) and MyFamilyMD(TM)'s MedWizards(TM), in the second quarter of 2001.

Overview

         I-Trax.com has historically developed enterprise or client server applications for collecting disease specific data at the point of care. In the first fiscal quarter of 2000, the Company began to develop its Internet applications. We have just recently begun to deploy such Internet applications. The Company intends to continue to increase its expenditures primarily in the areas of product development, client services, business development, and sales and marketing. As a result, we expect to continue to incur substantial operating losses through the second and potentially the third quarter of 2001.

Recent Developments

         Holding Company Reorganization

         On September 13, 2000, the Company's Board of Directors voted to organize I-trax, Inc. ("I-trax Holding") to facilitate the formation of the a holding company structure pursuant to Section 251(g) of the Delaware General Corporation Law. The reorganization was consummation on February 5, 2001. Thus, the Company became a wholly owned subsidiary of I-trax Holding and I-trax Holding succeeded the Company as the public company, with each previously outstanding share of the Company converting automatically into one share of I-Trax Holding Common Stock. We expect that the holding company structure will allow us greater flexibility in our operations and expansion and diversification plans.

         As an example, the holding company structure facilitated the acquisition of iSummit Partners, LLC, doing business as "MyFamilyMD", which was consummated on February 7, 2001. As a further example, on January 8, 2001 the Company announced that it had entered into non-binding letters of intent to acquire two related corporations known as XL Health--Disease Management Holdings, Inc., doing business as CardioContinuum, and Diabetex Corporation. CardioContinnum and Diabetex are suppliers of health management support services for patients suffering from the chronic diseases of diabetes, heart failure, pulmonary disease and coronary artery disease.

         Finally, as of the quarterly report for the first quarter of 2001, I-trax Holding, as the parent of I-Trax.com, will assume the obligations of the Company with respect to the reporting requirements under the Securities Exchange Act of 1934.

         Acquisition of iSummit Partners, LLC

         On February 7, 2001, I-trax Holding, the Company's parent, completed the acquisition of iSummit Partners, LLC, doing business as MyFamilyMD as stipulated in the Contribution and Exchange Agreement dated as of September 22, 2000, as amended, by issuing a total of 4,222,500 shares of its Common Stock to the owners of MyFamilyMD. Of the 4,222,500 issued shares, 2,086,250 were delivered to the owners and the balance of 2,136,250 were deposited with an escrow agent and will be released in part upon I-trax Holding receiving assurances that none of the representations in the Contribution and Exchange Agreement were breached and in part upon MyFamilyMD reaching certain target revenues. Accordingly, as of February 7, 2001, MyFamilyMD became a wholly owned subsidiary of I-trax Holding.

Results of Operations

         Year Ended December 31, 2000 Compared to Year Ended December 31, 1999.

         Total revenues for the year ended December 31, 2000 decreased to $260,645 from $987,533 for the year ended December 31, 1999. This decrease was directly attributable to the Company's focus on migrating and developing its products to an Internet model. It was also attributable to the Company's effort in building a strong management team and sales force necessary to generate and support its expected growth once its Internet enabled products were deployed. Cost of revenue was $156,034 for the year ended December 31, 2000 as compared to $374,132 for the year ended December 31, 1999. Cost of revenue primarily consists of computer hardware and networking and consulting expenses. The Company's revenues have been primarily derived from product development fees and hardware. In the future, the Company expects to generate a significant portion of its revenue from subscriptions to the Company's products delivered over the Internet.

         The product development costs amounted to $710,858 for the year ended December 31, 2000 as compared to $186,908 for the year ended December 31, 1999. This increase in spending was required to support the management's vision of migrating to an Internet model. All product development costs in 1999 and 2000 were expensed.

         Selling, general and administrative expenses increased materially by $4,409,375 from $957,420 for the year ended December 31, 1999 to $5,366,795 for the year ended December 31, 2000. The significant increase in the aggregate selling, general and administrative expenses was primarily from salaries and related benefits which amounted to $2,903,073 for the year ended December 31, 2000 as compared to $455,681 for the year ended December 31, 1999. Other major components of increases of selling, general, and administrative expenses were recruiting expenses, $151,927 increase, marketing, $278,236 increase, travel expenses, $296,977 increase, professional fees, $278,969 increase, investor relations, $102,041 increase, and rent expense, $207,683 increase. The remainder of the increase of 2000 over 1999 of approximately $650,000 was of due to increased corporate overhead, including office supplies, insurance expense, telephone, filing fees and depreciation expense.

         For the year ended December 31, 2000, the Company paid $176,500 for the settlement of certain judgments entered against the Company in 1998. The judgments related to the Company's prior activities as physician practice management company. The Company has settled all of these judgments except for one, amounting to $6,000 for which the Company has set up a full reserve.

         For the years ended December 31, 2000 and 1999, the Company generated losses amounting to $6,415,484 and $561,641, respectively. The increase in losses is directly attributable to its increased selling, general and administrative expenses.

Liquidity and Capital Resources

         Working Capital Deficiency

         The Company's financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2000, the Company's accumulated deficit amounted to $7,062,119 of which $6,415,484 was from losses generated during the year ended December 31, 2000. For the year ended December 31, 1999, the Company generated a net loss of $561,641. Additionally, as of December 31, 2000, the Company has a working capital deficiency amounting to $2,179,268.

         Future Capital Requirements

         The Company does not believe that its cash on hand as of December 31, 2000, together with additional funds received from collection of accounts receivables will be sufficient to meet the Company's immediate cash requirements. The Company is currently seeking additional capital, but there can be no assurance that such financing will be available timely and on acceptable terms, if at all.

Subsequent to year-end, the Company entered into a letter of intent with an investment banker to secure up to $5,000,000 of financing either through issuance of equity, debt or a combination. The Company has estimated that these funds will be sufficient to finish the development of its products and initiate its marketing campaign.

         Despite its negative cash flows for the year, the Company has been able to secure financing to support its operations to date. Such support has been received primarily from its Chief Executive and Chief Operating Officers. Going forward, significant amounts of cash will be needed to enable the Company to finish the development of its products, liquidate its short- term liabilities and implement its revised marketing strategy.

         For the years ended December 31, 2000 and 1999, the Company used $4,678,745 and $357,148, respectively, in cash for operating activities, in each case funded by Common Stock sales, of $3,519,903 and $535,000, respectively. For the year ended December 31, 2000, the Company received an additional $1,930,000 as a result of issuing promissory notes, which were used to fund the shortfall of cash used for operations.

         With regards to investing activities, the Company, for the year ended December 31, 2000, purchased $324,585 of equipment which included office furnishing and related office equipment for its corporate executive offices and its program development office. Additionally, the Company invested a material amount of funds for its web hosting equipment in order to support the rollout of some of its web-based products.

         Employee Salary Deferment Program

         In an effort to conserve cash, in the third quarter of 2000, the Company began a salary deferment program, whereby key officers and certain other key employees of the Company agreed to defer all or a portion of their salary until the Company reached positive cash flow or secured an equity or debt financing. As consideration for such deferrals, the Company agreed to pay such employees interest at the rate of 8% per annum on all deferred salary. Furthermore, at the time the Company becomes able to repay such accrued salary, the participating employees will receive an option to receive all or a portion of the accrued pay in cash or the Company's Common Stock. The conversion feature of the salary deferment is contingent on compliance with all state and Federal securities laws. Additionally, at the completion of the salary deferment program, the Company agreed to grant such employees warrants to purchase the Company's Common Stock, again subject to compliance with all applicable state and Federal securities laws. The conversion factor for converting all accrued salary into Common Stock and the exercise price on the warrants are determined on the same basis as the conversion price and the exercise price on the securities issued in the note and warrants offering described below. Subsequent to year-end, the Company expanded the salary deferment program to further reduce its cash outlay.

         Private Placements

         On February 20, 2000, the Company completed a private placement of 1,800,000 shares of its Common Stock at $1.00 per share, yielding to the Company aggregate proceeds of $1,794,880 (net of offering expenses), which have funded the Company's planned expansion.

         On November 12, 2000, the Company completed a private placement of 862,500 shares of its Common Stock at $2.00 per share, yielding to the Company aggregate proceeds of $1,725,000, which have funded the Company's planned expansion through December 31, 2000. The Company's offering expenses were nominal. The raised funds were used to fund operations and to accelerate the Company's product development efforts. The funds were also used to fund development of certain intellectual property acquired from MyFamilyMD(TM). For further discussion of this arrangement with MyFamilyMD(TM), see "Business--MyFamilyMD(TM) Agreements" on page 9.

         Convertible Promissory Notes

         On November 13, 2000, the Company initiated an offering of convertible promissory notes and stock purchase warrants to accredited investors. The convertible promissory notes have a maturity date of one year from the date of issue and accrue interest at 8% per annum with a default rate of 12% per annum. The principal amount of, and accrued and unpaid interest under, the convertible promissory notes is convertible into shares of I-Trax.com Common Stock. The stock purchase warrants grant holders a right to purchase one shares of I-Trax.com Common Stock for each $1 in original principal amount of convertible promissory notes. The initial conversion price of the convertible promissory notes and the exercise price of the stock purchase warrants are $2 per share, subject, in each case, to full-ratchet anti-dilution adjustment in the event of a subsequent offering with an effective per share price of less than $2. This private placement was lead by an individual and an affiliated fund, which collectively purchased convertible promissory notes with an aggregate principal amount of $1,000,000. In addition, an aggregate of $500,000 advanced to the Company by its Chief Executive Officer and Chief
Operating Officer in October 2000 were converted into this offering. Through January 2001, the Company raised $2,000,000 pursuant to this offering.

         Loans by Officers

         At December 31, 2000, the Company had $132,806 in cash. To allow the Company to meet its February and March 2001 working capital requirements, the Company's Chief Executive Officer and Chief Operating Officer advanced an aggregate of $475,000 to the Company.

         XL Health and Related Transactions

         On January 8, 2001 the Company announced that it has entered into non-binding letters of intent to acquire two related corporations known as XL Health--Disease Management Holdings, Inc., doing business as CardioContinuum, and Diabetex Corporation. CardioContinuum, and Diabetex are engaged in the business of providing disease management services to cardiac and diabetes patients, respectively. Further, the Company announced that the preferred stockholders of CardioContinuum led by Psilos Group Partners, L.P. and its affiliates (the "C2 Investor Group") had agreed to loan the Company $1,000,000 to facilitate the transactions. Upon further due diligence, the Company elected not to acquire CardioContinnum. Instead, on March 2, 2001 I-trax Holding entered into an Amended and Restated Promissory Note and Warrant Purchase Agreement with the C2 Investor Group pursuant to which the C2 Investor Group agreed to loan I-trax Holding $1,000,000 and granted I-trax Holding a one year option to acquire all CardioContinuum preferred stock and debt held by the C2 Investor Group for a nominal consideration. In return, I-trax Holding granted the C2 Investor Group warrants to acquire 2.632 shares of I-trax Holding Common Stock at $.10 per share for each $1 of the face amount of the loan. The loan bears interest at 8% per annum, with a default rate of 12% per annum, and is due five years from original date of issuance. As of March 18, 2001, the investor group funded $618,000 of the $1,000,000 and had received warrants to purchase 1,626,074 shares of I-trax Holding Common Stock.

         Additionally, to facilitate the acquisition of Diabetex, on December 19, 2000 the Company loaned Diabetex $350,000. The Company's loan is secured by all of Diabetex's assets, including inventory and receivables. The loan bears interest at 8% per annum with a default rate of 12% per annum. In the event the parties abandon acquisition discussions, the loan is due and payable within 60 days. The Company is continuing to negotiate the acquisition of Diabetex.

Factors Affecting the Company's Business and Prospects

         We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside of our control. These issues are discussed more fully in the section titled "Risk Factors" above.

         The Company is susceptible to additional risk because each of its few customers accounts for a large percentage of revenues. For the years ended December 31, 2000 and 1999, the Company had two unrelated customers, which accounted for approximately 39% and 44% and 63%, and 13%, respectively, of total revenues. As of December 31, 2000, the Company had two unrelated customers, which accounted for approximately 75%, and 12% respectively, of accounts receivables.

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

ITEM 7.  FINANCIAL STATEMENTS


                                I-TRAX.COM, INC.
                              FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000
                                       AND
               FOR THE TWO YEARS ENDED DECEMBER 31, 2000 AND 1999


                          INDEX TO FINANCIAL STATEMENTS

Item                                                                    Page No.

Independent accountants' reports...........................................28-29

Balance sheet at December 31, 2000.........................................30

Statements of operations for the years ended December 31, 2000 and 1999....31

Statement of stockholders' equity (deficiency) for the years ended December 31, 2000 and 1999......................................32

Statements of cash flows for the years ended December 31, 2000 and 1999....34

Notes to financial statements..............................................35

                        Report of Independent Accountants


To the Board of Directors and Stockholders of I-Trax.com, Inc.:

         We have audited the accompanying balance sheet of I-Trax.com, Inc. as of December 31, 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of I-Trax.com, Inc. at December 31, 2000, and the results of its operations and cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operations and has a net stockholders' deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


PricewaterhouseCoopers LLP
March 16, 2001

                        Report of Independent Accountants







To the Board of Directors of I-Trax.com, Inc.

We have audited the accompanying statements of operations, cash flows, and stockholders' equity of I-Trax.com, Inc. (the "Company") for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the Company's results of operations, cash flows and stockholder's equity for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.


Massella, Tomaro & Co., LLP
Jericho, New York
March 23, 2000

                                I-TRAX.COM, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2000

                                  ASSETS

Current assets:
    Cash                                                                    $   132,806
    Accounts receivable                                                         217,145
    Prepaid expenses                                                             36,706
    Other receivables, net of allowance for
       doubtful accounts of $73,534                                               4,581
                                                                            -----------
           Total current assets                                                 391,238
                                                                            -----------

Office equipment & furniture, net                                               409,172
Note receivable                                                                 350,000
Security deposits                                                               128,382
                                                                            -----------

           Total Assets                                                     $ 1,278,792
                                                                            ===========


                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
    Accounts payable                                                        $   427,150
    Accrued Expenses                                                            444,342
    Current maturities of capital lease obligations                              39,240
    Customer's deposits                                                         375,234
Convertible promissory notes payable, net of discounts                        1,284,540
                                                                            -----------
           Total current liabilities                                          2,570,506
                                                                            -----------

Long term portion of capital lease obligations - net of current portion          81,613
                                                                            -----------
           Total liabilities                                                  2,652,119
                                                                            -----------

Commitments & Contingencies (Note 11)                                                --

Stockholders' Deficiency:
    Preferred stock - $.001 par value, 2,000,000 shares
        authorized, -0- issued and outstanding                                       --
    Common Stock - $.001 par value, 50,000,000 shares
        authorized, 19,483,084 issued and outstanding                            19,483
    Additional paid - in capital                                              6,668,809
    Accumulated deficit                                                      (7,062,119)
                                                                            -----------
    Sub-total                                                                  (373,827)
    Notes receivable - officers                                                (999,500)
                                                                            -----------
    Total stockholders' deficiency                                           (1,373,327)
                                                                            -----------

           Total Liabilities and Stockholders' Deficiency                   $ 1,278,792
                                                                            ===========

                 See accompanying notes to financial statements.

                                I-TRAX.COM, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                        2000              1999
                                                   ------------      ------------
Revenue                                            $    260,645      $    987,533
                                                   ------------      ------------

Operating expenses:
     Cost of revenue                                    156,034           374,132
     Selling, general and administrative              5,366,795           957,420
     Marketing & advertising                            278,236            39,627
     Research and development                           710,858           186,908
                                                   ------------      ------------
Total operating expenses                              6,511,923         1,558,087
                                                   ------------      ------------

Loss from operations before other income
     (expenses) and provision for income taxes       (6,251,278)         (570,554)
                                                   ------------      ------------

Other income (expenses):
     Miscellaneous income                               119,689             9,171
     Interest income                                     15,011                --
     Interest expense                                  (122,406)             (258)
Settlements of judgments                               (176,500)               --
                                                   ------------      ------------

     Total other (expenses) income                     (164,206)            8,913
                                                   ------------      ------------

 Loss before provision for income taxes              (6,415,484)         (561,641)
                                                   ------------      ------------

Provision for income taxes                                   --                --
                                                   ------------      ------------

Net loss                                           $ (6,415,484)     $   (561,641)
                                                   ============      ============

Basic and diluted loss per common share            $       (.36)     $       (.05)
                                                   ============      ============

Weighted average number of shares
     outstanding                                     18,037,879        11,336,168
                                                   ============      ============

                 See accompanying notes to financial statements.

                                                        I-TRAX.COM, INC.
                                         STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                                                                      Total
                                              Common Stock              Additional                       Notes     Stockholders'
                                        -------------------------        Paid-in        Accumulated   Receivable      Equity
                                           Shares        Amount          Capital          Deficit      Officers    (Deficiency)
                                        -----------   -----------     -----------      -----------    ----------   ------------
Balances at December 31, 1998             852,669     $       853     $   434,156      $  (837,485)     $   --     $  (402,476)

Issuance of common stock in
   connection with conversion of
   subordinated convertible notes         270,333             270         405,230               --          --         405,500

Issuance of common stock in
   connection with services
   rendered to the Company                685,000             685          67,815               --          --          68,500

Sale of common stock                    4,220,000           4,220         530,780               --          --         535,000

Issuance of common stock to the
   former stockholders of
   Memberlink-System
   for services rendered to
   the Company                          2,000,000           2,000         248,000               --          --         250,000

Issuance of common stock
   in connection with the
   merger of  Memberlink-Systems,
   Inc., net of costs                   8,000,082           8,000         300,327         (190,518)         --         117,809

Recapitalization in connection
   with reverse acquisition                    --              --        (943,009)         943,009          --              --

Net loss for the year ended
   December 31, 1999                           --              --              --         (561,641)         --        (561,641)
                                      -----------     -----------     -----------      -----------      ------     -----------

Balances at December 31, 1999          16,028,084          16,028       1,043,299         (646,635)         --         412,692
                                      -----------     -----------     -----------      -----------      ------     -----------

                                         See accompanying notes to financial statements.


                                                        I-TRAX.COM, INC.
                                         STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                     FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 (Cont'd)

                                                                                                                         Total
                                             Common Stock            Additional                         Notes        Stockholders'
                                     --------------------------       Paid-in       Accumulated       Receivable         Equity
                                       Shares          Amount         Capital         Deficit          Officers       (Deficiency)
                                     ----------     -----------     -----------     -----------      -----------     --------------
Balances carried forward             16,028,084     $    16,028     $ 1,043,299     $  (646,635)     $        --      $   412,692

Sale of common stock,
    Net of costs (note12)             1,800,000           1,800       1,793,080              --               --        1,794,880

Sale of common stock,
Net of costs (note 12)                  862,500             863       1,724,160              --               --        1,725,023

Issuance of common stock in
connection with services
rendered to the Company                  25,000              25          49,975              --               --           50,000

Issuance of commons stock in
    connection with conversion
    of related party debt                17,500              17          34,983              --               --           35,000

Grant of Non-qualified and
    Non-plan options to
    consultants as
    considerations for
    services rendered                        --              --         256,035              --               --          256,035
Fair market value of detachable
    purchase warrants issued
    with convertible
    promissory notes                         --              --         743,027              --               --          743,027

Issuance of common stock in
    connection with exercise of
    stock options                       250,000             250          24,750              --               --           25,000

Issuance of common stock in
    connection with Officers
    Note & Pledge Agreements            500,000             500         999,500              --         (999,500)             500

Net loss for the year ended
    December 31, 2000                        --              --              --      (6,415,484)              --       (6,415,484)
                                    -----------     -----------     -----------     -----------      -----------      -----------

Balances at December 31, 2000        19,483,084     $    19,483     $ 6,668,809     $(7,062,119)     $  (999,500)     $(1,373,327)
                                    ===========     ===========     ===========     ===========      ===========      ===========

                                         See accompanying notes to financial statements.

                                                               33

                                             I-TRAX.COM, INC
                                        STATEMENTS OF CASH FLOWS
                             FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                              2000             1999
                                                                          -----------      -----------
Operating activities:
     Net loss                                                             $(6,415,484)        (561,641)
     Adjustments to reconcile net loss to net
       cash used for operating activities:
         Depreciation and amortization                                         75,090            7,647
         Issuance of various securities for consideration of services         429,125          318,500
     Decrease (increase) in:
       Accounts receivable                                                    194,893         (165,538)
       Prepaid expenses                                                       (11,936)         (18,770)
       Other current receivables                                               (4,581)
     (Decrease) increase in:
       Accounts payable                                                       260,172           40,154
       Accrued expenses                                                       418,742           22,500
       Customer Deposits                                                      375,234               --
                                                                          -----------      -----------
Net cash used for operating activities                                     (4,678,745)        (357,148)
                                                                          -----------      -----------

Investing activities:
     Purchase of office equipment and furniture                              (324,585)         (43,817)
     Security deposits                                                        (88,220)         (40,162)
     Investment in promissory note receivable                                (350,000)              --
                                                                          -----------      -----------
Net cash used for investing activities                                       (762,805)         (83,979)
                                                                          -----------      -----------

Financing activities:
     Repayments of convertible debentures                                     (37,500)
     Proceeds from notes payable                                                   --          150,000
     Costs in connection with merger                                               --          (92,952)
     Repayments to related parties                                            (31,048)          (8,076)
     Principal payments on capital leases                                      (2,727)              --
     Proceeds from sale of common stock                                     3,519,903          535,000
     Proceeds from issuance of convertible promissory notes                 1,930,000               --
                                                                          -----------      -----------

Net cash provided by financing activities                                   5,378,628          583,972
                                                                          -----------      -----------

Net (decrease)increase in cash                                                (62,922)         142,845

Cash and cash equivalents at beginning of year                                195,728           52,883
                                                                          -----------      -----------

Cash and cash equivalents at end of year                                  $   132,806          195,728
                                                                          ===========      ===========

Supplemental disclosure of non-cash flow information:
     Cash paid during the year for:
       Interest                                                           $     4,537      $       258
                                                                          ===========      ===========

       Income taxes                                                       $        --      $        --
                                                                          ===========      ===========
Schedule of non-cash investing activities:
     Acquisition of office equipment in connection with
       capital lease obligations                                          $   123,557      $        --
                                                                          ===========      ===========

Schedule of non-cash financing activities:
     Issuance of common in connection with
       conversion of related party debt and debentures                    $    35,000      $   405,500
                                                                          ===========      ===========

Acceptance of promissory note in connection with sale of
     Common stock                                                         $   999,500      $        --
                                                                          ===========      ===========

                             See accompanying notes to financial statements.

                                                   34

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 1--ORGANIZATION

History

I-Trax.com, Inc. (the "Company") was incorporated in the state of Delaware on May 23, 1969 under the name Marmac Corporation that was subsequently changed to Ibex Industries International, Inc during December 1979. During April 1996, in connection with the acquisition of assets of certain physician practices, the Company changed its name to U.S. Medical Alliance, Inc and commenced operations as a physician practice management company. During 1997, as a result of insufficient liquidity and capital resources, it ceased operations and returned all the acquired assets to the previous owners. The Company, on August 27, 1999 changed its name to I-Trax.com, Inc. prior to the merger discussed below.

The Company develops sophisticated software solutions to help professionals in the medical community manage the most costly and complex diseases. The Company's software technologies also enable coordination of care through use of shared records by all caregivers - specialists, primary care, critical care, nursing staff, diagnostic-providers, pharmacy and patients. The Company has also developed a powerful disease management software engine and database architecture, which can be expanded into unlimited health care applications.

Merger

Prior to the Company's considering a merger with Member Link Systems, Inc. ("Memberlink"), on September 3, 1999, it had entered into Software and Proprietary Product Corporate License Agreement ("License Agreement"), a Technical Service Agreement ("Technical Agreement") and a Management Service Agreement ("Management Agreement") with Memberlink for the use and exploitation of certain proprietary software created by Memberlink. A health information technology company, Memberlink had developed certain software technology that it sold and licensed to various organizations, including but not limited to governmental agencies. In consideration for the technical and management support from Memberlink, the Company paid a $10,000 per month management fee to Memberlink and issued an aggregate of 2,000,000 shares of its common stock to it's officers and to key personnel responsible for the successful implementation and customization of the proprietary software. As consideration for the license, the Company issued 3,000,000 shares to Memberlink, which was subsequently cancelled as a result of the merger discussed below.

Pursuant to a merger agreement dated as of December 14, 1999 (with an effective date of December 30, 1999), the Company issued 8,000,082 shares of its common stock in exchange for all the issued and outstanding common stock of Memberlink. The merger of the Company and Memberlink was treated as a recapitalization of Memberlink with Memberlink as the accounting acquirer (reverse acquisition). The financial statements reflect this transaction as if it had occurred on January 1, 1998. Such transaction was considered a capital transaction whereby
Memberlink contributed its stock for the net assets of the Company. Upon consummation of the merger on December 30, 1999, the shareholders of Memberlink received 8,000,082 shares of the Company's common stock, which in addition to the previously owned shares represented 60% of the outstanding common stock immediately after the merger. Simultaneously with the merger, Memberlink's former President was elected as the Company's President. Upon consummation of the merger transaction, the Company was recapitalized and Memberlink ceased to exist with the Company being the surviving entity. No goodwill or intangibles were recorded as the public shell (the Company) only had nominal net assets and based on the reverse acquisition accounting rules, the merger was valued at the net tangible assets of the Company.

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 1--ORGANIZATION (cont'd)

Reorganization

On September 13, 2000, the Company's Board of Directors voted to organize I-trax, Inc. ("I-trax Holding") to facilitate the formation of the a holding company structure pursuant to Section 251(g) of the Delaware General Corporation Law. The reorganization was consummated on February 5, 2001. Thus, the Company became a wholly owned subsidiary of I-trax Holding and I-trax Holding succeeded the Company as the public company, with each previously outstanding share of the Company's Common Stock converting automatically into a share of I-trax Holding Common Stock. The holding company structure is expected to allow the Company greater flexibility in its operations and expansion and diversification plans. Additionally, the holding company structure facilitated the acquisition of iSummit Partners, LLC (D/B/A "MyFamilyMD"), which was consummated on February 7, 2001 as further discussed in note 14.

NOTE 2--GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2000, the Company's accumulated deficit amounted to $7,062,119 of which $6,415,484 was from losses generated during the year ended December 31, 2000. For the year ended December 31, 1999, the Company generated a net loss of $561,641. Additionally, as of December 31, 2000, the Company had a working capital deficiency of $2,179,268. For the year 2000, the Company generated minimal sales as a result of focusing its efforts to changing its business model from the development of custom software with a few prestigious customers to migrating its products to the Internet for commercial deployment and building the necessary infrastructure to support such a rollout. The transformation of its business model was commenced during May 2000, which is the point the Company was able to bring together a strong and experienced management team.

In the fourth quarter of 2000, in an effort to conserve its available cash, the Company established a salary deferment program whereby key officers and certain other key employees agreed to defer all or a portion of their salaries until the Company reaches positive cash flows or secures financing either from equity or debt instruments. As consideration for such deferrals, the Company agreed to pay interest at the rate of 8% per annum on the deferred salary. Furthermore, at the time the Company repays such accrued salary, the participating employees will receive an option to receive all or a portion of the accrued pay in cash or the Company's Common Stock. The conversion feature of the salary deferment is contingent on compliance with all state and federal securities laws. Additionally, at the completion of the salary deferment program, the Company agreed to grant such employees warrants to purchase the Company's Common Stock, again subject to compliance with all applicable state and federal securities laws. The conversion factor for converting all accrued salary into Common Stock and the exercise price on the warrants are determined on the same basis as the conversion price and the exercise price on the securities issued in the note and warrants offering described in note 9.

Despite its negative cash flows for the year, the Company has been able to secure financing to support its operations to date. Such support has been received primarily from its Chief Executive and Operating Officers. Going forward, significant amounts of cash will be needed to enable the Company to finish the development of its core products, liquidate its short- term liabilities and implement its revised marketing strategy.

Subsequent to year-end, the Company received a $1,000,000 commitment from a healthcare venture fund of which approximately $618,000 has been received as of March 18, 2001. (See note 14 for additional disclosure.) Additionally, subsequent to year-end the Company engaged an investment banker in order to seek up to $5,000,000 of financing either through issuance of securities or via a debt instrument with potential conversion features into the Company's Common Stock. The Company has estimated that these funds will be sufficient to finish the development of its core products and initiate its marketing campaign.

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 2--GOING CONCERN (cont'd)

Although management is optimistic that it will be able to raise additional capital, there can be no assurance that it will be able to do so. These facts raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash And Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" which requires the use of the "liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods' taxable income for federal and state income tax reporting purposes.

Loss Per Common Share

Loss per common share is computed pursuant to Financial Accounting Standards Board, "SFAS No. 128," "Earnings Per Share". Basic loss per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt. As the Company's stock options, warrants, and convertible debt are antidilutive as of December 31, 2000 and for all periods presented, dilutive loss per share is the same as basic loss per share. At December 31, 2000, outstanding options and warrants totaling 5,199,666 were not included in the computation of diluted loss per share as their effect would be antidilutive.

Use Of Estimates

In preparing the financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value Disclosure At December 31, 2000

The carrying value of cash, accounts receivable, accounts payable and accrued expenses are a reasonable estimate of their fair value because of the short-term maturity.

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Effect Of New Accounting Standards

The Company does not believe that any recently issued accounting standards, not yet adopted will have a material impact on its financial position and results of operations when adopted.

Office Equipment And Furniture

Office equipment and furniture are recorded at cost less accumulated depreciation which is provided on the straight line basis over the estimated useful lives of the assets which range between three and seven years. Expenditures for maintenance and repairs are expensed as incurred.

Accounts Receivable

The Company utilizes the allowance method for recognizing the collectibility of its accounts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding based on the surrounding facts. As of December 31, 2000 no allowance was deemed necessary by management.

Research And Development Costs

Research and development costs are expensed as incurred. Such costs amounted to $710,858 and $186,908 for the years ended December 31, 2000 and 1999, respectively.

Revenue Recognition

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

Revenue from re-sale of hardware and software, obtained from vendors, is recognized at the time hardware and software is delivered to customers. Customer deposits represent funds received in advance in excess of revenue recognized.

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

REVENUE RECOGNITION (cont'd)

The Company has adopted the provisions of the Securities & Exchange Commission Staff Accounting Bulletin (SAB) 101, ("Revenue Recognition in Financial Statements") in the fourth quarter of 2000, retroactively to January 1, 2000, as required by the Securities & Exchange Commission. The adoption had no impact on the Company's financial statements.

Software Development Costs

In accordance with the provisions of Statement of Financial  Accounting Standard
(SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, the Company will capitalize software development and production costs once technological feasibility has been achieved. Software development costs incurred prior to achieving technological feasibility are included in research and development expense in the accompanying statement of operations. As of December 31, 2000, the Company has not capitalized any software development costs.

Capitalized software development costs will be reported at the lower of un-amortized cost or net realizable value. Commencing upon the initial product release or when software development revenue has begun to be recognized, these costs are amortized, based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product, generally two to five years.

Comprehensive Income

The Company has adopted SFAS No. 130, "Accounting for Comprehensive Income." This statement establishes standards for reporting and disclosing of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company had no comprehensive income for the year ended December 31, 2000 and 1999.

Reclassification

Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation.

Stock-Based Compensation

The Company accounts for employee stock options using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25 "Accounting or Stock Issued to Employees". The Company follows the disclosure provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock Based Compensation" for valuing common stock issued to non-employees, which recommends the utilization of the Black Scholes option-pricing model for valuing the underlying securities to be issued.

Segment Reporting

The Company evaluates segment performance based on income from operations. Through December 31, 2001, the Company does not measure segment performance as it operates in only one segment.

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 4--OFFICE EQUIPMENT AND FURNITURE

Office equipment and furniture are as follows at December 31, 2000:

         Office equipment                                   $  394,793
         Furniture                                              97,116
                                                           -----------
                                                               491,909

         Less: accumulated depreciation                         82,737
                                                           -----------

                                                           $   409,172
                                                           ===========

Certain office equipment is pledged as collateral for related capital lease obligations. (See note 7)

Depreciation expense for the years ended December 31, 2000 and 1999 amounted to $75,090, and $7,647 respectively.

NOTE 5--NOTE RECEIVABLE

Pursuant to a promissory note and a security agreement dated December 19, 2000, the Company loaned Diabetex Corporation, a Maryland corporation in the business of managing the healthcare of diabetes patients, $350,000 with a maturity date of February 19, 2002 or within 60 days of termination of merger discussions, bearing interest at 8% per annum. (See note 14 for additional information.)

NOTE 6--ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2000:

         Professional fees                                          $  28,333
         Interest                                                      20,279
         Salaries (including deferred & vacation)                     326,430
         Other                                                         69,300
                                                                    ---------
             Total                                                  $ 444,342
                                                                    =========


NOTE 7--CAPITAL LEASE OBLIGATIONS

During April 2000, the Company acquired a telephone system for $34,290 by entering into capital lease obligations with interest at approximately 10% per annum, requiring 60 monthly payments of $731, which include principal and interest. The related equipment secures the lease.

During October 2000, the Company acquired web hosting equipment for $89,267 by entering into a capital lease obligation with interest at approximately 9% per annum, requiring 36 monthly payments of $2,879, which include principal and interest. The related equipment secures the lease.

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 7--CAPITAL LEASE OBLIGATIONS (cont'd)

The future minimum lease commitments under the capital leases as of December 31, 2000 are as follows:

            For the year
         ended December 31:

             2001                                           $   43,320
             2002                                               43,320
             2003                                               34,683
             2004                                                8,771
             2005                                                2,193
                                                            ----------

             Total future payments                             132,287

              Less amount representing interest                (11,434)
                                                            ----------

            Present value of minimum lease payments         $  120,853
                                                            ==========

At December 31, 2000 equipment under capital leases is carried at a book value of $117,077.

NOTE 8--DUE TO RELATED PARTIES

During the year ended December 31, 2000, the Company repaid advances amounting to $31,048 made by a former officer of Memberlink. Additionally, during September 2000, the Company issued 17,500 shares of its Common Stock to settle the remaining $35,000 advanced by another former officer of Memberlink. Accordingly, as of December 31, 2000, all advance from such related parties have been repaid.

NOTE 9--CONVERTIBLE PROMISSORY NOTES PAYABLE

From November 2000 through January 2001, the Company issued several Convertible Promissory Notes ("Promissory Notes") with an aggregate face amount of $2,000,000. As of December 31, 2000, an aggregate of $1,930,000 in face amount of such notes were issued and outstanding. Of such total $500,000 represented bridge financing provided to the Company by its Chief Executive Officer and Chief Operating Officer in October 2000. The principal amount of the Promissory Notes and accrued and unpaid interest thereon are convertible into the Company's Common Stock at an initial conversion price of at $2 per share. The Promissory Notes mature one year from the date of issuance and bear interest at 8% per annum or 12% per annum in an event of default of payments.

Concurrently with the sale of the Promissory Notes, the Company issued detachable purchase warrants to purchase an additional 2,000,000 shares of the Company's Common Stock at an initial exercise price of $2 per share. As of December 31, 2000, the proceeds allocated to the detachable purchase warrants amounted to $743,027, which was valued using the Black Sholes pricing model. Such amount was recorded as a discount to the Promissory Notes. The discount is being accreted as expense over the life of the underlying Promissory Notes. For the year ended December 31, 2000, the Company recorded $97,590 of the discount accreted to interest expense. In addition, as of December 31, 2000, the Company has accrued $20,278 of interest on such outstanding notes payable.

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 9--CONVERTIBLE PROMISSORY NOTES PAYABLE (cont'd)

The conversion price of the Promissory Notes and the exercise price of the detachable purchase warrants shall (a) initially equal $2 and (b) in the event of a qualified sale defined as the issuance of Common Stock for proceeds of not less than $3,000,000, shall be adjusted to equal the lesser of (i) $2 or (ii) the per share price sold in a qualified sale.

Lastly, the conversion price may also be adjusted if the Company at any time after issuance of the promissory notes shall declare a stock split, stock dividend, a reverse stock split or other similar events.

NOTE 10--PROVISION FOR INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to differences between the financial statement and tax bases of assets and liabilities for financial statement and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of these temporary differences, which will either be taxable or deductible in the year when the assets or liabilities are recovered or settled. Accordingly, measurement of the deferred tax assets and liabilities attributable to the book-tax basis differentials are computed at a rate of 34% federal and 6% state.

The only material tax effect of significant items comprising the Company's current deferred tax assets as of December 31, 2000 is its net operating loss carry forwards, which amounted to approximately $6,435,000. The deferred tax asset associated with the Company's NOL's amounted to approximately $2,300,000 as of December 31, 2000.

In accordance with SFAS No. 109, the Company has recorded a 100% valuation allowance for such deferred tax asset since management could not determine that it was "more likely than not" that the deferred tax asset would be realized in the future. The Company's NOL's will expire between 2012 and 2015 if not utilized.

NOTE 11--COMMITMENTS AND CONTINGENCIES

Lack Of Insurance

The Company through March 14, 2000, did not maintain any liability insurance or any other form of general insurance. The Company acquired insurance for any occurrence subsequent to March 14, 2000. Although the Company is not aware of any claims resulting from product malfunctions or any other type occurring prior to March 14, 2000, there is no assurance that none exists.

Significant Customers

For the years ended December 31, 2000 and 1999, the Company had two unrelated customers, which accounted for approximately 25% and 55%, and 63% and 13%, respectively, of total revenues. As of December 31, 2000, the Company had two unrelated customers, which accounted for approximately 75%, and 12% respectively, of accounts receivables.

Office Leases

On October 22, 1999, the Company entered into a lease agreement for its technology and product development offices. The lease expires October 31, 2004 with annual rent at approximately $162,000 before annual escalations.

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 11--COMMITMENTS AND CONTINGENCIES (cont'd)

Office Leases (cont'd)

On April 10, 2000, the Company entered into a lease agreement for its executive offices. The lease expires June 29, 2005 and requires annual rent payments of approximately $123,000 before annual escalations.

The Company's approximate future minimum annual rental payments including annual escalations under the non-cancelable operating leases in effect as of December 31, 2000 are as follows:

            For the year
         ended December 31,

              2001                    $    292,062
              2002                         299,393
              2003                         306,909
              2004                         283,375
              2005                          66,391
                                       -----------
                                       $ 1,248,130
                                       ===========


Prior to October 1999, the Company rented office space on a month-to-month basis at a rate of approximately $2,500 per month for a portion of the year ended December 31, 1999.

Rent expense for the years ended December 31, 2000 and 1999 amounted to approximately $249,000 and $53,000, respectively.

Employment Agreements

         Memberlink Employees

On June 1, 1999,  Memberlink  entered  into  three  employment  agreements  with certain officers of the Company. The Company succeeded to Memberlink's obligations under these employment agreements. The employment agreements expire on May 31, 2002 with annual salaries ranging from $125,000 to $175,000. Subsequent to December 31, 1999, the Company began renegotiating two of the employment agreements, one with its chief technology officer and one with its President. On September 28, 2000 with an effective date as January 1, 2000, the Company entered into a new employment agreement with its chief technology officer. The agreement is for an initial term of three years and provides for initial annual pay of $125,000. The employment agreement with its president remains under negotiations as of December 31, 2000.

A third such agreement was terminated effective as of April 4, 2000, pursuant to an agreement of settlement. The Company paid $50,000 in $10,000 monthly installments, which commenced April 15, 2000, as settlement payments for which such employee continued to render services to the Company as necessary while receiving the installments. The Company also arranged for the sale of 70,000 shares of its Common Stock held by this employee at a price of $1.25 per share, which was deemed to be the market value at the date of settlement. As of December 31, 2000 the Company has paid all such installments and accordingly such former employee is not obligated to perform any future services.

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 11--COMMITMENTS AND CONTINGENCIES (cont'd)

EMPLOYMENT AGREEMENTS (cont'd)

         Memberlink Employees (cont'd)

The Company entered into an employment agreement on November 29, 1999, with an individual to act as the Company's Chief Medical Officer at an annual salary of $85,000. In addition, the Company agreed to grant such employee options to purchase 100,000 shares of its Common Stock pursuant to the Company's newly established 2000 Equity Compensation Plan. Such options will vest in increments through November 2002. Such individual also received 100,000 shares of Common Stock, valued at $12,500, for past services rendered to the Company during the year ended December 31, 1999. Lastly, such individual is also entitled to a sales bonus for sales (after costs and related expenses) of the Company's application systems for which he is primarily responsible.

         Chief Executive Officer

On December 29, 2000, the Company entered into an employment agreement with its Chief Executive Officer with a base salary of $175,000 per year for an original term of three years. The Chief Executive Officer is also entitled to discretionary bonuses and stock options, if any, as the compensation committee of the Board of Directors may determine.

Upon the expiration of the original term of three years, the employment agreement shall automatically extend for successive one-year periods, unless terminated by the Company or unless the Chief Executive Officer elects not to extend the agreement.

Simultaneously with the signing of the employment agreement, the Chief Executive Officer purchased from the Company 250,000 shares of Common Stock for a purchase price of $2 per share. The shares were purchased pursuant to a subscription agreement and a note and pledge agreement. The note is for a principal amount of $499,750 (net of a $250 bonus), bearing interest at approximately 6% per annum, and provides that the unpaid principal amount shall be due in five equal annual installments beginning on December 29, 2001.

Lastly, in connection with the above employment agreement, the Chief Executive Officer was also granted incentive stock options to acquire 350,000 shares of the Company's Common Stock at $2 per share vesting over a period of seven years.

         Chief Operating Officer

On December 29, 2000, the Company entered into an employment agreement with its Chief Operating Officer with a base salary of $175,000 per year for an original term of three years. The Chief Operating Officer is also entitled to discretionary bonuses and stock options, if any, as the compensation committee of the Board of Directors may determine.

Upon the expiration of the original term of three years, the employment agreement shall automatically extend for successive one-year periods, unless terminated by the Company or unless the Chief Executive Officer elects not to extend the agreement.

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 11--COMMITMENTS AND CONTINGENCIES (cont'd)

EMPLOYMENT AGREEMENTS (cont'd)

         Chief Operating Officer (cont'd)

Simultaneously with the signing of the employment agreement, the Chief Operating Officer purchased from the Company 250,000 shares of Common Stock for a purchase price of $2 per share. The shares were purchased pursuant to a subscription agreement and a note and pledge agreement. The note is for a principal amount of $499,750 (net of a $250 bonus), bearing interest at approximately 6% per annum, and provides that the unpaid principal amount shall be due in five equal annual installments beginning on December 29, 2001.

Lastly, in connection with the above employment agreement, such officer was also granted non-plan options to acquire 350,000 shares of the Company's Common Stock at $2 per share vesting over a period of three years.

Judgments

During 1998, several judgments were entered against the Company while it was operating as U.S. Medical Alliance, relating to, among other things, the
Company's prior line of business of managing physician practices. The allegations made in the underlying suits related to wrongful discharge, general breach of contract, breach of equipment lease agreements and miscellaneous vendor claims. The aggregate amount of such judgments entered against the Company and certain associated physicians was approximately $600,000. As of December 31, 2000 the Company has settled and paid all such judgments (except one) for approximately $189,000, in the aggregate. The last judgment in the amount of approximately $24,000 stemming from a breach of contract claim has not yet been satisfied due to the death of the judgment holder. The Company's offer amounting to $6,000 is likely to be accepted based on legal counsel's correspondence. As of December 31, 2000 the Company has fully reserved in its contingency loss accrual relating to this judgment.

Threatened Litigation

In 1998, a former Chief Executive Officer, stockholder and creditor of the Company (the "Plaintiff") commenced an action in New Jersey state court against, among others, the Company and its present Chief Executive Officer alleging breach of contract, breach of fiduciary duty, breach of the covenant of good faith and fair dealing, securities fraud, common law fraud, negligent misrepresentation and racketeering activity. The allegations in this action reference circumstances relating to the Company's prior line of business of physician practice management. In 1999, the court entered two orders dismissing the action "without prejudice" for procedural reasons. Furthermore, in 1999 the Plaintiff filed for bankruptcy protection. As part of the bankruptcy proceedings, the Plaintiff and the Company entered into a stipulation limiting the period within which the Plaintiff can reinstate the action. Plaintiff sought to reactivate his prior state court action in January 2001 (within the stipulated period), rather than instituting a new action. The court has not thus far permitted reactivation of the suit, and no new suit has been commenced by Plaintiff. The stipulated time period for reinstating the action has now expired. Although to date the Plaintiff has not successfully reinstated the action, there is no assurance that he will not be able to do so. Furthermore, although the Company believes that it has adequate defenses against all of the Plaintiff's claims, including pursuant to a settlement agreement entered into by the Plaintiff, the Company and certain others in 1997, there is no assurance that these defenses will prevail. In the event the action is reinstated and in the event the Company cannot assert successfully its defenses, it is possible that the court may compel the Company to repay an alleged loan in an amount of $825,000 and that the outcome of the action could have a material adverse effect on the Company and its financial condition. As of December 31, 2000, the Company made no accrual since the probability and an estimate of the outcome could not be determined based on the current facts.

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 11--COMMITMENTS AND CONTINGENCIES (cont'd)

Profit Sharing Plan

During the second quarter 2000, the Company established a 401(k) profit sharing plan covering qualified employees, which includes employer participation in accordance with the provisions of the Internal Revenue Code. The plan allows participants to make pretax contributions and the Company to match certain percentages of employee contributions depending on a number of factors, including the participant's length of service. The profit sharing portion of the plan is discretionary and noncontributory. All amounts contributed to the plan are deposited into a trust fund administered by an independent trustee. As of December 31, 2000, the Company has made no contributions.

NOTE 12--STOCKHOLDERS' EQUITY

Sale Of Common Stock

During January and February 2000, the Company sold an aggregate of 1,800,000 shares of its common stock at $1 per share yielding net proceeds of $1,794,880 after certain offering expenses. Such shares were sold pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933.

In May 2000, the Company commenced a private placement pursuant to Rule 506 of Regulation D under the Securities Act of 1933. The offering was initially comprised of 1,000,000 shares of its Common Stock at $2 per share. Pursuant to such offering, the Company sold an aggregate of 862,500 shares yielding proceeds of $1,725,000 as of December 31, 2000.

Issuance Of Common Stock For Services And Conversion Of Related Party Debt

In August 2000, the Company issued 25,000 shares of its Common Stock at $2.00 per share for recruiting expenses in connection with expanding its sales force. Accordingly, the Company recorded recruiting expense amounting to $50,000 in connection with such issuance.

In September 2000, the Company issued 17,500 shares of its Common Stock to a former officer of Memberlink in connection with a $35,000 advance made by such officer in prior year.

NOTE 13--STOCK OPTIONS

In February 2000 (as amended in March 2000), the Company established the 2000 Equity Compensation Plan (the "Plan") to provide (i) designated employees of the Company and its subsidiaries, (ii) certain consultants and advisors who perform services for the Company or its subsidiaries, and (iii) non-employee members of the Board of Directors of the Company with the opportunity to receive grants of incentive stock options, non-qualified stock options and restricted stock. The aggregate number of shares of Common Stock of the Company that may be issued under the Plan is 3,000,000 shares. The maximum aggregate number of shares of Common Stock that shall be subject to grants made under the Plan to any individual during any calendar year shall be 350,000 shares. The exercise price of any incentive stock option granted under the plan shall not be less that the fair market value of the stock on the date of grant as determined in good faith by the Company's Board of Directors.

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 13 - STOCK OPTIONS (cont'd)

A summary of the status of the Company's Plan and non-plan options as of December 31, 2000 and during the year then ended is as follows:

                              Incentive Options         Non-Qualified          Non-Plan            Total
                                                           Options          Non-Qualified
                                                                                Options
   ---------------------------------------------------------------------------------------------------------
   Outstanding as of
   January 1, 2000                           -                    -                   -                   -
   Granted                           2,433,000              300,000             786,666           3,519,666
   Exercised                                 -                    -           (250,000)           (250,000)
                              -------------------------------------------------------------------------------
   Outstanding as of
   December 31, 2000                 2,433,000              300,000             536,666           3,269,666
                              ===============================================================================
   Vesting Dates:
         December 31, 2001             910,611              225,000             232,779           1,368,390
         December 31, 2002             790,005               75,000             147,219           1,012,224
         December 31, 2003             581,802                                  156,668             738,470
         December 31, 2004              50,582                                                       50,582
         December 31, 2005              50,000                                                       50,000
         December 31, 2006              50,000                                                       50,000

As of December 31, 2000, the Plan options have exercise prices between $1.00 and $2.00 whereas the non-plan, non-qualified options have exercise prices between $.62 and $2.00.

For the year ended December 31, 2000, the Company recorded $256,035 of consulting expenses as a result of granting 280,000 non-plan/non-qualified stock options utilizing the Black Sholes option-pricing model.

Had compensation expense for the options issued to employees under the plan been determined based on the fair market value of the options at the grant dates consistent with the provisions of SFAS 123, the Company's net loss per common share would have been changed to the pro forma amounts indicated below.

                                                 2000               1999
         ------------------------------------------------------------------
         Net loss as reported               $  (6,415,484)    $   (561,641)
         Pro forma net loss                 $ (11,615,150)    $   (561,641)
         Basic and diluted net loss per
         share as reported                  $        (.36)    $       (.05)
         Pro forma basic and diluted
         net loss per share                 $        (.50)    $       (.05)

The above pro forma disclosure may not be representative of the effects on reported net operations for future years as options vest over several years and the Company may continue to grant options to employees.

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 13 - STOCK OPTIONS (cont'd)

The fair market value of each option grant is estimated at the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions

         Dividend yield                              0.00%
         Expected volatility                         30%
         Risk-free interest rate                     6%
         Expected life                               1-5 years

NOTE 14--SUBSEQUENT EVENTS (UNAUDITED)

Reorganization

On September 13, 2000, the Company's Board of Directors voted to organize I-trax Holding to facilitate the formation of the a holding company structure pursuant to Section 251(g) of the Delaware General Corporation Law. The reorganization was consummation on February 5, 2001. Thus, the Company became a wholly owned subsidiary of I-trax Holding and I-trax Holding succeeded the Company as the public company, with each previously outstanding share of the Company converting automatically into one share of I-trax Holding Common Stock. The Company expects that the holding company structure will allow the Company greater flexibility in its operations and expansion and diversification plans.

Acquisition of iSummit Partners, LLC

On February 7, 2001, I-trax Holding, the Company's parent, completed the acquisition of iSummit Partners, LLC, doing business as MyFamilyMD, as stipulated in the Contribution and Exchange Agreement dated as of September 22, 2000, as amended, by issuing a total of 4,222,500 shares of its Common Stock to the owners of MyFamilyMD. Of the 4,222,500 issued shares, 2,086,250 were delivered to the owners and the balance of 2,136,250 were deposited with an escrow agent and will be released in part upon I-trax Holding receiving assurances that none of the representations in the Contribution and Exchange Agreement were breached and in part upon MyFamilyMD reaching certain target revenues. Accordingly, as of February 7, 2001, MyFamilyMD became a wholly owned subsidiary of I-trax Holding.

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 14--SUBSEQUENT EVENTS (UNAUDITED) (cont'd)

Acquisition of iSummit Partners, LLC (cont'd)

The following table sets forth the pro forma balance sheet of I-trax Holding after taking account of the reorganization effected on February 5, 2001 and the consummation of the MyFamilyMD acquisition consummated on February 7, 2001, as if they had occurred on December 31, 2000.

                                                               iSummit
                                                           Partners, LLC
                                                            (MyFamilyMD)                               Pro Forma
                                                            September 30,            Pro Forma        Consolidated
                                        I-trax, Inc.            2000        Adj.    Adjustments       I-trax, Inc.
                                     (as reorganized)         Unaudited     Ref.    (Unaudited)       (Unaudited)
                                    ------------------------------------------------------------------------------
Cash                                        $ 132,806          $  8,701                 $     -         $141,507
Accounts receivable                           217,145                 -                       -          217,145
Prepaid expenses                               36,706                 -                       -           36,706
Other receivables                               4,581            60,439      E          (60,439)           4,581
                                    ------------------------------------------------------------------------------
   Total current assets                       391,238            69,140                 (60,439)         399,939
                                    ------------------------------------------------------------------------------

Office Equipment and furniture                409,172            12,178                                  421,350
Note receivable                               350,000                 -                                  350,000
Intangible assets - goodwill, etc.                  -                 -      A        6,736,000        3,352,556
                                                                             B         (15,444)
                                                                             C       (1,684,000)
                                                                             D       (1,684,000)
Security deposits                             128,382                 -                       -          128,382
                                    ------------------------------------------------------------------------------

   Total assets                           $ 1,278,792         $  81,318             $ 3,292,117      $ 4,652,227
                                    ==============================================================================


Total Liabilities                         $ 2,652,119         $  65,874      E         $(60,439)     $ 2,657,554
                                    ------------------------------------------------------------------------------

Common Stock                                   19,483                 -      A            3,368           22,851
Additional Paid - In - Capital              5,669,309                 -      A        6,732,632       12,401,941
Member's capital                                    -            15,444      B          (15,444)               -
Accumulated Deficit and Other              (7,062,119)                -      C       (1,684,000)     (10,430,119)
                                                                             D       (1,684,000)
                                    ------------------------------------------------------------------------------

Total Stockholders'
(deficiency Equity                         (1,373,327)           15,444               3,352,556        1,994,673
                                    ==============================================================================

Total liabilities &
stockholder's equity                      $ 1,278,792         $  81,318              $3,292,117      $ 4,652,227
                                    ==============================================================================

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 14--SUBSEQUENT EVENTS (UNAUDITED) (cont'd)

Acquisition Of iSummit Partners, LLC (cont'd)

Adj. A Pursuant to the Contribution and Exchange Agreement, as amended, I-trax Holding will issue an aggregate of up to 4,222,500 shares of its Common Stock to the owners of iSummit Partners, LLC. Of this total of number of shares, 1,709,000 will be held in escrow and released as follows:
         (i) 854,500 shares upon the completion and launch of MyFamilyMD(TM)technology (the "MedWizards(TM)") and (ii) 854,500 shares when and if the revenues generated by the MedWizards(TM)during the period beginning on the launch date and ending on the date which is the first anniversary of such launch date, reach $11,000,000. If such revenues are less than $11,000,000, the number of shares to be released will be reduced by one share for every $5.50 shortfall in revenues. Accordingly, in connection with the terms of the Contribution and Exchange Agreement, I-trax Holding will initially issue 3,368,000 shares at $2 each of its common stock or $6,736,000, which is composed of 2,513,500 (the guaranteed shares) and 854,500 (the shares issuable in connection with the development of the MyFamilyMD(TM)technology (which is being developed by I-Trax.com)). The remaining 854,500 shares will be recognized as a compensation expense ($1,709,000 assuming the stock is valued at $2 per share) if revenues generated by MyFamilyMD(TM)technology reach $11,000,000 on the first anniversary of the launch date of the MedWizards(TM). The purchase price and the allocation thereof are preliminary. As of the date of this report, the Company is obtaining a valuation of the I-trax Holding Common Stock that has been issued and the assets that it expects to acquire in MyFamilyMD(TM)transaction.

Adj. B   To   eliminate   iSummit   Partners,   LLC   partner's   capital   upon
         consolidation.

Adj. C To write off an estimated 25% of the purchase price to purchased R&D as management believes this amount represents the acquired in-process research which has not reached technical feasibility and has no alternative future use.

Adj. D To amortize goodwill and other intangible assets over an average life of three years.

Adj. E   To eliminate inter-company loans.

                                I-TRAX.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 14--SUBSEQUENT EVENTS (UNAUDITED) (cont'd)

XL Health And Related Transactions

On January 8, 2001 the Company announced that it has entered into non-binding letters of intent to acquire two related corporations known as XL Health--Disease Management Holdings, Inc., doing business as CardioContinuum ("CardioContinuum"), and Diabetex Corporation ("Diabetex"). CardioContinuum, and Diabetex are engaged in the business of providing disease management services to cardiac and diabetes patients, respectively. Further, the Company announced that the preferred stockholders of CardioContinuum led by Psilos Group Partners, L.P. and its affiliates (the "C2 Investor Group") had agreed to loan the Company $1 million to facilitate the transactions. Upon further due diligence, the Company elected not to acquire CardioContinnum. Instead, on March 2, 2001 I-trax Holding entered into an Amended and Restated Promissory Note and Warrant Purchase Agreement with the C2 Investor Group pursuant to which the C2 Investor Group agreed to loan I-trax Holding $1,000,000 and granted I-trax Holding a one year option to acquire all CardioContinuum preferred stock and debt held by the C2 Investor Group for a nominal consideration. In return, I-trax Holding granted the C2 Investor Group warrants to acquire 2.632 shares of I-trax Holding Common Stock at $.10 per share for each $1 of the face amount of the loan. The loan bears interest at 8% per annum, with a default rate of 12% per annum, and is due five years from original date of issuance. As of March 18, 2001, the investor group funded $618,000 of the $1,000,000 and had received warrants to purchase 1,626,074 shares of I-trax Holding Common Stock.

Additionally, to facilitate the acquisition of Diabetex, on December 19, 2000 the Company loaned Diabetex $350,000. The Company's loan is secured by all of Diabetex's assets, including inventory and receivables. The loan bears interest at 8% per annum with a default rate of 12% per annum. In the event the parties abandon acquisition discussions, the loan is due and payable within 60 days.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         In the fall of 2000, pursuant to authorization of the Board of Directors, the Company engaged PricewaterhouseCoopers, LLP to audit the
Company's financial statements for the year ending December 31, 2000. The Company's prior year financial statements had been audited by Massella, Tomaro & Co., LLP. The Company's decision to change auditors was due to the expansion of its business operations and the Company's Board of Directors' determination that the Company required an auditing firm with national operations.

         The change in auditors was not due to any discrepancies or disagreements between the Company and Massella, Tomaro & Co., LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

         The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on November 3, 2000 to report the resignation of Massella, Tomaro & Co., LLP., and the appointment of PricewaterhouseCoopers, LLP.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

         See the information set forth in the section entitled "Proposal No. 1 Election of Directors" in I-trax Holding's Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended December 31, 2000 (the "2001 Proxy Statement"), which is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         See the information set forth in the section entitled "Executive Compensation" in the 2001 Proxy Statement, which is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         See the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement, which is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See the information set forth in the section entitled "Certain Relationships and Related Transactions" in the 2001 Proxy Statement, which is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         NUMBER   EXHIBIT TITLE
         ------   -------------

         2.1 Agreement and Plan of Merger dated December 14, 1999 between I-Trax.com, Inc. and Member-Link Systems, Inc. (Incorporated by reference to Exhibit 2.1 to I-Trax.com, Inc.'s Registration Statement on Form 10-SB, Registration No. 000-30275.)

         2.2 Form of Agreement and Plan of Merger by and among I-Trax.com, Inc., I-trax, Inc. and I-Trax.com Acquisition Co. (Exhibit A to the prospectus incorporated in I-trax, Inc.'s Registration Statement on Form S-4, Registration No. 333-48862.)

         3.1 Certificate of Incorporation of I-Trax.com, Inc. (Incorporated by reference to Exhibit 3.1 to I-Trax.com, Inc.'s Registration Statement on Form 10-SB, Registration No. 000-30275.)

         3.2 Amended and Restated By-laws of I-Trax.com, Inc. (Incorporated by reference to Exhibit 3.2 to I-Trax.com, Inc.'s Registration Statement on Form 10-SB, Registration No. 000-30275.)

         4.1 Form of Common Stock certificate of I-Trax.com, Inc.'s Common Stock (Incorporated by reference to Exhibit 4.1 to I-Trax.com, Inc.'s Registration Statement on Form 10-SB, Registration No. 000-30275.)

         10.1 Agreement between Member-Link and The Office of the Attending Physician of The Capitol. (Incorporated by reference to Exhibit 10.1 to I-Trax.com, Inc.'s Registration Statement on Form 10-SB, Registration No. 000-30275.)

         10.2 Software License Agreement between Member-Link Systems, Inc. and Walter Reed Army Medical Center. (Incorporated by reference to Exhibit 10.2 to I-Trax.com, Inc.'s Registration Statement on Form 10-SB, Registration No. 000-30275.)

         10.3 Office Lease dated October 22, 1999 by and between Reston Plaza I & II, LLC and Member-Link Systems, Inc. (Incorporated by reference to Exhibit 10.3 to I-Trax.com, Inc.'s Registration Statement on Form 10-SB, Registration No. 000-30275.)

         10.4 Consulting Agreement dated May 18, 2000 between I-Trax.com, Inc. and Health Industry Investments, LLC (Incorporated by reference to Exhibit 10.1 to I-Trax.com, Inc.'s Quarterly Report Form 10-QSB for the quarter ended June 30, 2000.)

         10.5 Lease Agreement dated April 10, 2000 between I-Trax.com, Inc. and OLS Office Partners, L.P. (Incorporated by reference to
                  Exhibit 10.1 to I-Trax.com, Inc.'s Quarterly Report Form 10-QSB for the quarter ended June 30, 2000.)

         10.6 Interim Agreement dated as of August 30, 2000 between I-Trax.com, Inc. and iSummit Partners, LLC (d/b/a MyFamilyMD). (Incorporated by reference to Exhibit 10.6 to I-trax, Inc.'s Registration Statement on Form S-4, Registration No. 333-48862.)

         10.7 Contribution and Exchange Agreement dated as of September 22, 2000 by and among I-Trax.com, Inc., I-trax, Inc., iSummit Partners LLC (d/b/a MyFamilyMD), and Stuart Ditchek, A. David Fishman, and Granton Marketing Nederland BV. (Incorporated by reference to Exhibit 10.7 to I-trax, Inc.'s Registration Statement on Form S-4, Registration No. 333-48862.)

         10.8 Side Letter Agreement dated September 22, 2000 to the Contribution and Exchange Agreement dated as of September 22, 2000 by and among I-Trax.com, Inc., I-trax, Inc., iSummit Partners, LLC (d/b/a MyFamilyMD), and Stuart Ditchek, A. David Fishman, and Granton Marketing Nederland BV. (Incorporated by reference to Exhibit 10.8 to I-trax, Inc.'s Registration Statement on Form S-4, Registration No. 333-48862.)

         10.9 Software License Agreement dated October 1, 1999, by and between Member-Link Systems, Inc. and Mobile Care Foundation. (Incorporated by reference to Exhibit 10.9 to I-Trax.com, Inc.'s Registration Statement on Form 10-SB, Registration No. 000-30275.)

         10.10 License Agreement dated November 9, 1999 between Member-Link Systems, Inc. and Mobile Care Foundation. (Incorporated by reference to Exhibit 10.10 to I-Trax.com, Inc.'s Registration Statement on Form 10-SB, Registration No. 000-30275.)

         10.11 Agreement dated December 1, 1999 between Member-Link Systems, Inc. and Phoenix Children's Hospital. (Incorporated by reference to Exhibit 10.11 to I-Trax.com, Inc.'s Registration Statement on Form 10-SB, Registration No. 000-30275.)

         10.12 Consulting Agreement effective as of January 1, 2000 between I-Trax.com, Inc. and Kenneth Jennings, Ph.D. (Incorporated by reference to Exhibit 10.12 to I-Trax.com, Inc.'s Registration Statement on Form 10-SB, Registration No. 000-30275.)

         10.13 Employment Agreement dated November 29, 1999 between I-Trax.com, Inc. and Michael O'Connell, M.D. (Incorporated by reference to Exhibit 10.13 to I-Trax.com, Inc.'s Registration Statement on Form 10-SB, Registration No. 000-30275.)

         10.14 Employment Agreement dated June 1, 1999 between Member-Link Systems, Inc. and Hans C. Kastensmith. (Incorporated by reference to Exhibit 10.14 to I-Trax.com, Inc.'s Registration Statement on Form 10-SB, Registration No. 000-30275.)

         10.15 Employment Agreement entered into on September 28, 2000, effective as of January 1, 2000 between I-Trax.com, Inc. and David C. McCormack. (Incorporated by reference to Exhibit
                  10.15 to I-trax, Inc.'s Registration Statement on Form S-4, Registration No. 333-48862.)

         10.16 I-Trax.com, Inc. 2000 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.16 to I-Trax.com's Registration Statement on Form 10-SB, Registration No. 000-30275.)

         10.17 Employment Agreement effective as of December 29, 2000 between I-Trax.com, Inc. and Frank A. Martin.

         10.18 Note and Pledge Agreement dated as of December 29, 2000 between I-Trax.com, Inc. and Frank A. Martin.

         10.19 Employment Agreement effective as of December 29, 2000 between I-Trax.com, Inc. and Gary Reiss.

         10.20 Note and Pledge Agreement dated as of December 29, 2000 between I-Trax.com, Inc. and Gary Reiss.

         10.21 Amended and Restated Amended and Restated Promissory Note and Warrant Purchase Agreement dated as of March 2, 2001 among I-trax, Inc. and the Lenders (as defined therein) including form of Stock Purchase Warrant issued to Lenders attached thereto as Exhibit A and form of Stock Purchase Warrant issued to Lenders attached thereto as Exhibit B.

         16.1 Letter dated November 3, 2000 from Massella, Tomaro & Co., LLP to Securities and Exchange Commission. (Incorporated by reference to Exhibit 15 to I-Trax.com, Inc.'s Current Report on Form 8-K filed on November 3, 2000.)

         21.1     Subsidiaries of I-Trax.com, Inc.

         99.1 Press Release, issued October 6, 2000. (Incorporated by reference to Exhibit 99 to I-Trax.com, Inc.'s Current Report on Form 8-K filed on October 6, 2000.)

(b)      Reports on Form 8-K

         I-Trax.com, Inc. filed a current report on Form 8-K with the Securities and Exchange Commission on October 6, 2000 to report the announcement of the signing of a definitive agreement to acquire iSummit Partners, LLC (d/b/a MyFamilyMD).

         I-Trax.com, Inc. filed a current report on Form 8-K with the Securities and Exchange Commission on November 3, 2000 to report the resignation of Massella, Tomaro & Co., LLP., and the appointment of PricewaterhouseCoopers, LLP, as I-Trax.com, Inc.'s independent auditors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 30, 2001.


                             I-TRAX.COM, INC.

                             By:   /s/ Frank A. Martin
                                 -------------------------------------
                                   Frank A. Martin, Chairman and
                                   Chief Executive Officer


                             By:   /s/ Anthony Tomaro
                                 --------------------------------------
                                   Anthony Tomaro, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                            Date
- --------------------------    ------------------------------   -----------------

/s/ Frank A. Martin           Chairman and Chief Executive     March 30, 2001
- --------------------------    Officer and Director
Frank A. Martin

/s/ Hans Kastensmith          President and Director           March 30, 2001
- --------------------------
Hans Kastensmith

/s/ David R. Bock.            Director                         March 30, 2001
- --------------------------
David R. Bock

                              Director                         March ___, 2001
- --------------------------
Philip D. Green

                              Director                         March ___, 2001
- --------------------------
Dr. Craig A. Jones

/s/ Michael M.E. Johns        Director                         March 30, 2001
- --------------------------
Dr. Michael M.E. Johns

/s/ John R. Palumbo           Director                         March 30, 2001
- --------------------------
John R. Palumbo

/s/ William S. Wheeler        Director                         March 30, 2001
- --------------------------
William S. Wheeler