Form 10QSB
period 2001-03-31
I TRAX INC
filed 2001-05-18
CIK 1110189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT


                         Commission File Number: 0-30275

                                  I-TRAX, INC.
                   ------------------------------------------
              (Exact name of small business issuer in its charter)

              Delaware                                   23-3057155
     --------------------------                  --------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

                One Logan Square, 130 N. 18th Street, Suite 2615
                        Philadelphia, Pennsylvania 19103
                           --------------------------
                    (Address of principal executive offices)

                                 (215) 557-7488
                           --------------------------
                           (Issuer's telephone number)

                 -----------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of May 10, 2001, the Registrant had 23,705,584 shares of its $0.001 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [X]

                                      INDEX

                                                                        Page No.

PART I.   FINANCIAL INFORMATION................................................3
       Item 1.  Financial Statements ..........................................3
       Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations.....................................13

PART II.   OTHER INFORMATION..................................................17
       Item 1.  Legal Proceedings.............................................17
       Item 2.  Changes in Securities.........................................17
       Item 3.  Defaults upon Senior Securities...............................18
       Item 4.  Submission of Matters to a Vote of Security Holders...........18
       Item 5.  Other Information.............................................18
       Item 6.  Exhibits and Reports on Form 8-K..............................18

                          PART I. FINANCIAL STATEMENTS

Item 1.           Financial Statements




                                  I-TRAX, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)






                                                                                               Page Number
Balance sheets at March 31, 2001 (unaudited) and December 31, 2000                                   4

Statements of operations for the three months ended March 31, 2001 and 2000 (unaudited)              5

Statement of stockholders'  equity (deficiency) for the three months ended March
31, 2001 (unaudited)                                                                                 6

Statements of cash flows for the three months ended March 31, 2001 and 2000 (unaudited)              7

Notes to financial statements (unaudited)                                                            8

                                           I-TRAX, INC. AND SUBSIDIARIES
                                                  BALANCE SHEETS

                                                      ASSETS
                                                                              March 31, 2001        December 31,
                                                                               (unaudited)              2000
                                                                              ---------------      ---------------
Current Assets:
     Cash                                                                          $  12,640            $ 132,806
     Accounts receivables, net                                                        46,652              217,145
     Prepaid expenses                                                                 22,287               36,706
     Other receivables, net of allowance for doubtful accounts
       of $73,534                                                                     16,009                4,581
     Note receivable                                                                 350,000                   --
                                                                              ---------------      ---------------
       Total current assets                                                          447,588              391,238
                                                                              ---------------      ---------------

Office equipment and furniture, net                                                  383,342              409,172
Note receivable                                                                           --              350,000
Deposit on acquisition of intellectual property                                      100,000                   --
Goodwill, net                                                                      3,488,041                   --
Security deposits                                                                    114,995              128,382
                                                                              ---------------      ---------------

       Total Assets                                                               $4,533,966           $1,278,792
                                                                              ===============      ===============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
     Accounts payable                                                              $ 542,046            $ 427,150
     Accrued expenses                                                                818,539              444,342
     Convertible note payable, net of discounts                                    1,550,458            1,284,540
     Due to officers                                                                 475,000                   --
     Capital lease payable                                                            31,183               39,240
     Deferred revenue                                                                187,092              375,234
                                                                              ---------------      ---------------
       Total current liabilities                                                   3,900,765            2,570,506
                                                                              ---------------      ---------------

Capital lease obligation, net of current portion                                      78,599               81,613
Promissory notes payable, net of discount                                            217,848                   --
                                                                              ---------------      ---------------

       Total liabilities                                                           3,900,765            2,652,119
                                                                              ---------------      ---------------


Commitments and contingencies (Note 9)

Stockholders' Equity
     Preferred stock - $.001 par value, 2,000,000 shares authorized,
       -0- issued and outstanding                                                         --                   --
     Common Stock - $.001 par value, 50,000,000 shares authorized,
       22,851,084 and 19,483,084 issued and outstanding, respectively                 22,851               19,483
     Additional paid in capital                                                   12,389,194            6,668,809
     Accumulated deficit                                                         (10,779,344)          (7,062,119)
     Notes receivable - officers                                                    (999,500)            (999,500)
                                                                              ---------------      ---------------
       Total stockholders' deficiency                                                633,201           (1,373,327)
                                                                              ---------------      ---------------

       Total Liabilities and Stockholders' Deficiency                            $ 5,105,642           $1,278,792
                                                                              ===============      ===============

                            See accompanying notes to financial statements (unaudited).


                                           I-TRAX, INC. AND SUBSIDIARIES
                                             STATEMENTS OF OPERATIONS
                                FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                                    (UNAUDITED)



                                                                               Three months         Three months
                                                                                  ended                ended
                                                                              March 31, 2001       March 31, 2000
                                                                               (unaudited)          (unaudited)
                                                                              ---------------      ---------------
Revenue                                                                           $  189,940             $     --
                                                                              ---------------      ---------------

Operating expenses:
     Cost of revenue                                                                  15,546                   --
     General and administrative                                                    1,605,273              616,571
     Acquired in progress research and development                                 1,642,860                   --
     Research and development                                                        227,264                  583
     Amortization of goodwill                                                        102,300                   --
     Marketing and advertising                                                        66,137               31,015
                                                                              ---------------      ---------------
Total operating expenses                                                           3,659,380              648,169
                                                                              ---------------      ---------------

Operating loss                                                                    (3,469,440)            (648,169)
                                                                              ---------------      ---------------

Other income (expenses):
     Miscellaneous income                                                              6,636               11,253
     Interest income                                                                   2,161                   --
     Interest expense                                                               (256,582)                 (24)
                                                                              ---------------      ---------------
Total other income (expenses)                                                       (247,785)              11,229
                                                                              ---------------      ---------------


(Loss) before provision for income taxes                                          (3,717,225)            (636,940)
                                                                              ---------------      ---------------

Provision for income taxes                                                                --                   --
                                                                              ---------------      ---------------

Net (loss)                                                                        (3,717,225)            (636,940)
                                                                              ---------------      ---------------

Basic:
     Net loss                                                                           (.17)                (.03)
                                                                              ===============      ===============

Weighted average number of shares outstanding                                     21,429,040           16,928,084
                                                                              ===============      ===============


                            See accompanying notes to financial statements (unaudited).

                                                   I-TRAX, INC. AND SUBSIDIARIES
                                           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                             FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                                            (UNAUDITED)


                                                                                                                        Total
                                            Common Stock            Additional                          Notes       Stockholders'
                                     ---------------------------      Paid-in         Accumulated    Receivable        Equity
                                        Shares        Amount          Capital           Deficit       Officers      (Deficiency)
                                     -------------  ------------   --------------    --------------  ------------   --------------
Balances at December 31, 2000          19,483,084      $ 19,483      $ 6,668,809      $ (7,062,119)   $ (999,500)     $(1,373,327)

Common Stock issued in
   connection with acquisition          3,368,000         3,368        5,250,712                --            --        5,254,080

Fair market value of detachable
   warrants issued in connection
   with amended and restated
   promissory notes                            --            --          410,072                --            --          410,072

Fair market value of detachable
   warrants issued in connection
   with convertible promissory notes           --            --           45,600                --            --           45,600


Grant of non-qualified and non-plan
    options to consultants as
    consideration for services
    rendered                                   --            --           14,001                --            --           14,001

Net loss for the three months ended
   March 31, 2001                              --            --               --        (3,717,225)           --       (3,717,225)
                                     -------------  ------------   --------------    --------------  ------------   --------------

Balances at March 31, 2001             22,851,084      $ 22,851       12,389,194      $(10,779,344)   $ (999,500)      $  633,201
                                     =============  ============   ==============    ==============  ============   ==============


















                                    See accompanying notes to financial statements (unaudited).

                                           I-TRAX, INC. AND SUBSIDIARIES
                                              STATEMENTS OF CASH FLOWS
                                 FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                                    (UNAUDITED)

                                                                               Three months         Three months
                                                                                  ended                ended
                                                                              March 31, 2001       March 31, 2000
                                                                               (unaudited)          (unaudited)
                                                                              ---------------      ---------------
Operating activities:
     Net loss                                                                    $(3,717,225)          $ (636,940)
     Adjustments to reconcile net loss to net
       cash used for operating activities:
         Accretion of discount on notes payable charged to interest                  210,331
expense
         Depreciation and amortization                                               140,307                7,204
         Issuance of various securities for consideration of services                 14,001              112,500
         Write-off of in progress research and development acquired
            in MyFamilyMD acquisition                                              1,642,860                   --
     Decrease (increase) in:
       Accounts receivable                                                           170,493              198,855
       Prepaid expenses                                                               14,419             (144,754)
       Other current receivables                                                     (11,428)                  --
       Security deposits                                                                  --               (9,500)
     (Decrease) increase in:
       Accounts payable                                                              114,896              (27,713)
       Accrued expenses                                                              374,197              (20,000)
       Deferred revenue                                                             (188,142)                  --
                                                                              ---------------      ---------------
Net cash used for operating activities                                            (1,235,291)            (520,348)
                                                                              ---------------      ---------------

Investing activities:
     Deposit on acquisition of intellectual property                                (100,000)                  --
     Proceeds from partial release of security deposit                                13,387                   --
     Purchase of office equipment and furniture                                           --              (27,213)
                                                                              ---------------      ---------------
Net cash used for investing activities                                               (86,613)             (27,213)
                                                                              ---------------      ---------------

Financing activities:
     Repayment of notes payable                                                           --              (37,500)
     Repayments to related parties                                                        --              (18,000)
     Principal payments on capital leases                                            (11,071)                  --
     Proceeds from issuance of promissory notes payable                              617,809                   --
     Proceeds from officers                                                          475,000                   --
     Proceeds from sale of common stock                                                   --            1,794,880
     Proceeds from issuance of convertible promissory notes                          120,000
                                                                              ---------------      ---------------

Net cash provided by financing activities                                          1,201,738            1,739,380
                                                                              ---------------      ---------------

Net (decrease) increase in cash                                                     (120,166)           1,191,819

Cash and cash equivalents at beginning of period                                     132,806              195,728
                                                                              ---------------      ---------------

Cash and cash equivalents at end of period                                            12,640            1,387,547
                                                                              ===============      ===============

Supplemental  disclosure  of  non-cash  flow  information:
    Cash paid during the period for:
       Interest                                                                     $     --             $     24
                                                                              ===============      ===============

       Income taxes                                                                 $     --             $     --
                                                                              ===============      ===============
Schedule of non-cash investing activities:
     Issuance of 3,368,000 shares of Common Stock in connection
       with acquisition of MyFamilyMD                                             $5,254,080             $     --
                                                                              ===============      ===============


                            See accompanying notes to financial statements (unaudited).

                          I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--ORGANIZATION

I-trax, Inc. (the "Company") was incorporated in the State of Delaware on September 15, 2000. On February 5, 2001, the Company and I-trax Health Management Solutions, Inc. (formerly known as I-Trax.com, Inc.) ("Health Management") completed a holding company reorganization. The holding company reorganization was accomplished through a merger under Delaware law. At the effective time of the reorganization, all of the stockholders of Health Management became the stockholders of the Company and Health Management became a wholly owned subsidiary of the Company. The holding company reorganization was described in greater detail in the Company's registration statement on Form S-4 (Registration Number 333-48862). Effective February 5, 2001, all outstanding shares of Health Management were converted into shares of the Company, in a non-taxable transaction. Health Management no longer files reports with the Securities and Exchange Commission, and the price for its common stock is no longer quoted on the Over-the-Counter Bulletin Board. However, the Company does file reports with the Securities and Exchange Commission, and the price for its Common Stock is quoted on the Over-the-Counter Bulletin Board under the symbol "IMTX". The shares of the Company are represented by the same stock certificates that represented shares of Health Management prior to the holding company reorganization.


NOTE 2--INTERIM RESULTS AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2001, the Company's accumulated deficit amounted to $10,779,344. Additionally, as of March 31, 2001, the Company had a working capital deficiency of $3,156,730.

Beginning in the fourth quarter of 2000 and continuing through this date, in an effort to conserve its available cash, the Company established a salary deferment program whereby certain executive officers and certain other employees agreed to defer all or a portion of their salaries until the Company reaches positive cash flows or secures financing either from equity or debt instruments. As consideration for such deferrals, the Company agreed to pay interest at the rate of 8% per annum on the deferred salary. Furthermore, at the time the Company is in a position to repay such accrued salary, the participating employees will receive an option to receive all or a portion of the accrued pay in cash or the Company's Common Stock. Additionally, at the completion of the salary deferment program, the Company agreed to grant such employees warrants to purchase the Company's Common Stock. The conversion factor for converting all accrued salary into Common Stock and the exercise price on the warrants are determined on the same basis as the conversion price and the exercise price on the securities issued in the note and warrants offering described in Note 6 below.

Despite its negative cash flows, the Company has been able to secure financing to support its operations to date. Such support has been received primarily from its Chief Executive and Operating Officers. Going forward, significant amounts of cash will be needed to enable the Company to finish the development of its core products, liquidate its short-term liabilities and implement its revised marketing strategy.

Additionally, during the quarter the Company engaged an investment banker in order to seek up to $5,000,000 of financing either through issuance of securities or via a debt instrument with potential conversion features into the Company's Common Stock. The Company has estimated that these funds will be sufficient to finish the development of its core products and initiate its marketing campaign.

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

                          I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2--INTERIM RESULTS AND BASIS OF PRESENTATION (Cont'd)

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2001 and the results of the operations and cash flows for the three month periods ended March 31, 2001 and 2000. The results for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

It is suggested that these unaudited financial statements be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2000 as included in the Company's report on Form 10-KSB for the fiscal year ended December 31, 2000 filed on April 2, 2001.


NOTE 3--NOTE RECEIVABLE

Pursuant to a promissory note and a security agreement dated December 19, 2000, the Company loaned Diabetex Corporation ("Diabetex"), a Maryland corporation in the business of managing the healthcare of diabetes patients, $350,000 with a maturity date of February 19, 2002 or within 60 days of termination of merger discussions, bearing interest at 8% per annum. In March 2001, the parties terminated the merger discussions. Further, on April 30, 2001, the Company demanded that, pursuant to the terms of the promissory note, Diabetex repay the principal amount of the promissory note and all accrued interest thereon on or before June 29, 2001.


NOTE 4--DEPOSIT ON ACQUISITION OF INTELLECTUAL PROPERTY

On March 9, 2001 the Company entered into an intellectual property letter of intent with Disease Management Holdings, Inc., doing business as CardioContinuum ("CardioContinuum"), a company in the business of providing disease management services to patients suffering from cardiac disease. Among other things, the letter of intent contemplates a license by CardioContinuum to the Company of certain protocols and work flows that facilitate efficient treatment of patients suffering from cardiac disease. The letter of intent also contemplates that a promissory note in the principal amount of $100,000, and all accrued but unpaid interest thereunder, issued by CardioContinuum to the Company on January 8, 2001 would be surrendered by the Company to CardioContinuum for cancellation as an up front license fee for the intellectual property license. The Company and CardioContinuum are continuing to negotiate a binding license agreement. The Company has recorded the principal amount of the promissory note as a deposit for the intellectual property that will be the subject of a binding license agreement.

                          I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5--ACQUISITION OF ISUMMIT PARTNERS, LLC

Effective  as of February 7, 2001,  the Company  completed  the  acquisition  of
iSummit Partners, LLC, doing business as MyFamilyMD ("iSummit Partners"), as stipulated in the Contribution and Exchange Agreement dated as of September 22, 2000, as amended, by issuing a total of 4,222,500 shares of its Common Stock to the owners of iSummit Partners in exchange for the assignment by the owners to the Company of all of the issued and outstanding limited liability company membership interests of iSummit Partners. For accounting purposes, of the total 4,222,500 shares, the Company recorded 3,368,000 shares as immediate consideration in the merger. Furthermore, of the total 4,222,500 shares, 854,500 shares will be released to the former owners of iSummit Partners, and recorded as an expense for accounting purposes, only if and when the Company meets agreed upon revenue targets generated by MyFamilyMD's products. Contemporaneously with recording 3,368,000 shares, the Company recorded goodwill of $3,590,341, after allocating $1,642,860 to in-progress research and development and 20,879 to tangible assets. The allocation of purchase price was prepared on a preliminary basis pending the completion of a formal valuation.

The Company is amortizing the goodwill over a five-year period on a straight line basis. Accordingly, for the period beginning on February 7, 2001 and ending on March 31, 2001, the Company recorded an amortization expense of $102,300.


NOTE 6--CONVERTIBLE PROMISSORY NOTES PAYABLE

From November 2000 through January 2001, the Company issued several Convertible Promissory Notes ("Promissory Notes") with an aggregate face amount of $2,050,000. Of such total, $500,000 represented bridge financing provided to the Company by its Chief Executive Officer and Chief Operating Officer in October 2000. The principal amount of the Promissory Notes and accrued and unpaid interest thereon are convertible into the Company's Common Stock at an initial conversion price of $2 per share. The Promissory Notes mature one year from the date of issuance and bear interest at 8% per annum or 12% per annum in an event of default.

Concurrently with the sale of the Promissory Notes, the Company issued to the holders of the Promissory Notes detachable warrants to purchase an additional 2,050,000 shares of the Company's Common Stock at an initial exercise price of $2 per share. As of March 31, 2001, the proceeds allocated to the detachable purchase warrants amounted to $788,650, which was valued using the Black-Sholes pricing model. Such amount was recorded as a discount to the Promissory Notes. The discount is being accreted as expense over the life of the underlying Promissory Notes. For the three months ended March 31, 2001, the Company recorded $191,518 of the discount accreted to interest expense. In addition, as of March 31, 2001, the Company has accrued $60,099 of interest on the outstanding Promissory Notes.

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

                          I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7--PROMISSORY NOTES PAYABLE

In December 2000, the Company entered into non-binding letters of intent to acquire two related corporations known as XL Health--CardioContinuum and Diabetex. CardioContinuum and Diabetex are engaged in the business of providing disease management services to cardiac and diabetes patients, respectively. Further, the Company announced that the preferred stockholders of CardioContinuum led by Psilos Group Partners, L.P. and its affiliates (the "C2 Investor Group") had agreed to loan the Company up to $1,000,000 to facilitate the transactions. Upon further due diligence, the Company elected not to acquire CardioContinnum. Instead, on March 2, 2001 the Company entered into an Amended and Restated Promissory Note and Warrant Purchase Agreement with the C2 Investor Group pursuant to which the C2 Investor Group agreed to loan the Company up to $1,000,000 and granted the Company a one year option to acquire all CardioContinuum preferred stock and debt held by the C2 Investor Group for a nominal consideration. As consideration, the Company granted the C2 Investor Group detachable warrants to acquire 2.632 shares of its Common Stock at $.10 per share for each $1 of the face amount of the loan. The loan bears interest at 8% per annum, with a default rate of 12% per annum, and is due five years from original date of issuance. As of March 31, 2001, the C2 Investor Group funded $617,809 of the $1,000,000 and had received warrants to purchase 1,626,074 shares of the Company's Common Stock.

The Company valued the detachable warrants issued to the C2 Investor Group at $410,072 using the Black-Scholes pricing model and after allocating a portion of the proceeds from the debt to the warrants utilizing the relevant fair value of the debt and warrants to the actual proceeds from the debt. This amount was recorded as a discount to the related promissory notes, which discount has been netted against the related debt. Furthermore, the discount is being accreted to interest expenses over the life of the underlying promissory notes, which is five years. For the quarter ended March 31, 2001, $10,111 of such discount was accreted to interest expense.


NOTE 8--ADVANCES FROM OFFICERS

During the quarter ended March 31, 2001, the Company's Chief Executive Officer and Chief Operating Officer advanced an aggregate of $475,000 to the Company for working capital. In addition, subsequent the March 31, 2001, the Company's Chief Executive Officer and Chief Operating Officer advanced an additional $305,000 to the Company for working capital. The Company and the above officers are currently negotiating repayment terms.


NOTE 9--COMMITMENTS AND CONTINGENCIES

Nature of Business

The Company is subject to risks and uncertainties common to growing technology-based companies, including rapid technological developments, reliance on continued development and acceptance of the Internet, intense competition and a limited operating history.

Significant customers and vendors

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable. For the three months ended March 31, 2001, the Company had one unrelated customer, which accounted for 100% of total revenues. As of March 31, 2001, the Company had two unrelated customers, which accounted for 98% of accounts receivables.

                          I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 9--COMMITMENTS AND CONTINGENCIES (Cont'd)

Threatened Litigation

In 1998, a former Chief Executive Officer, stockholder and creditor of Health Management (the "Plaintiff") commenced an action in New Jersey state court against, among others, Health Management and its present Chief Executive Officer alleging breach of contract, breach of fiduciary duty, breach of the covenant of good faith and fair dealing, securities fraud, common law fraud, negligent misrepresentation and racketeering activity. The allegations in this action reference circumstances relating to Health Management's prior line of business of physician practice management. In 1999, the court entered two orders dismissing the action "without prejudice" for procedural reasons. Furthermore, in 1999 the Plaintiff filed for bankruptcy protection. As part of the bankruptcy proceedings, the Plaintiff and Health Management entered into a stipulation limiting the period within which the Plaintiff can bring a new action alleging Plaintiff's claims. Plaintiff sought to reactivate his prior state court action in January 2001 (within the stipulated period), rather than instituting a new action. The court has not thus far permitted reactivation of the suit, and Plaintiff has not commenced a new suit. The stipulated time period for reinstating the action has now expired. Although to date the Plaintiff has not successfully reinstated the action, there is no assurance that he will not be able to do so. Furthermore, although Health Management believes that it has adequate defenses against all of the Plaintiff's claims, including pursuant to a settlement agreement entered into by the Plaintiff, Health Management and certain others in 1997, there is no assurance that these defenses will prevail. In the event the action is reinstated and in the event Health Management cannot assert successfully its defenses, it is possible that the court may compel Health Management to repay an alleged loan in an amount of $825,000 and that the outcome of the action would have a material adverse effect on Health Management and the Company and the Company's financial condition. As of March 31, 2001, the Company made no accrual since the probability and an estimate of the outcome could not be determined based on the current facts.

NOTE 10--STOCKHOLDERS' EQUITY (DEFICIENCY)

2001 Equity Compensation Plan

On March 20, 2001, the Company's Board of Directors adopted the 2001 Equity Compensation Plan (the "2001 Plan"). The Board of Directors amended the 2001 Plan on April 10, 2001. Four separate types of equity compensation may be issued under the 2001 Plan. First, stock options may be granted to eligible individuals, including employees, consultants, advisors and non-employee members of the Board of Directors. Stock options give optionees the right to purchase shares of Common Stock at an exercise price determined at the time the option is granted. Second, a salary investment option grant program may be implemented under the 2001 Plan. The salary investment option grant program permits eligible employees to reduce their salary voluntarily as payment of two-thirds of the fair market value of the underlying stock subject to the option, with the remaining one-third of the fair market value payable as the exercise price for the option. Third, direct issuances of stock may be made to eligible persons under the 2001 Plan. Persons receiving direct issuances of restricted stock may purchase shares of Common Stock at a price less than, equal to or greater than the fair market value of the Common Stock or may receive such shares of Common Stock for past services rendered or as a bonus for the performance of services. In addition, if specifically implemented, the Plan permits non-employee members of the Board of Directors to automatically receive options to purchase shares of Common Stock at periodic intervals.

The number of shares of Common Stock that may be currently issued under the 2001 Plan shall not exceed 5,000,000. The number of available shares subject to the 2001 Plan is increased automatically on the first day of each calendar year beginning with the year 2002 by an amount equal to the lesser of (i) three percent (3%) of the shares of Common Stock then outstanding and (ii) 1,000,000 shares. No one person participating in the 2001 Plan may receive options for more than 400,000 shares of Common Stock per calendar year.

As of March 31, 2001, the Company has not granted any option or issued any restricted stock pursuant to the 2001 Plan.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         The following discussion of the financial condition and related results of operations of I-trax, Inc. (the "Company") and its subsidiaries should be reviewed in conjunction with the financial statements of the Company and related notes appearing on the preceding pages as well as the audited financial statement of I-trax Health Management Solutions, Inc. (formerly known as I-Trax.com, Inc.) ("Health Management"), the Company's wholly-owned operating subsidiary, for the fiscal year ended December 31, 2000, incorporated into Health Management's Form 10-KSB, filed on April 2, 2001.

         Unaudited results of operations for the three month period ended March 31, 2001 are compared to the unaudited results of operations for the comparable period ended March 31, 2000. Such information is based upon the historical financial information available as of the dates indicated. Results of operations for the three month period ended March 31, 2001 are not necessarily indicative of results to be attained for any other period.

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

Introduction

         On September 13, 2000, the Board of Directors of Health Management directed the formation of the Company to facilitate the formation of a holding company structure pursuant to Section 251(g) of the Delaware General Corporation Law. The reorganization was consummated on February 5, 2001 pursuant to an Agreement and Plan of Merger dated as of September 22, 2000 among the Company, Health Management and I-Trax.com Acquisition Co., a special purpose subsidiary of the Company. The holding company reorganization was described in greater detail in the Company's registration statement on Form S-4 (Registration Number 333-48862). At the effective time of the reorganization, all of the stockholders of Health Management became the stockholders of the Company and Health
Management became a wholly owned subsidiary of the Company. Further, all outstanding shares of Health Management were converted into shares of the Company, in a non-taxable transaction. Health Management no longer files reports with the Securities and Exchange Commission, and the price for its common stock is no longer quoted on the Over-the-Counter Bulletin Board. However, the Company does file reports with the Securities and Exchange Commission, and the price for its Common Stock is quoted on the Over-the-Counter Bulletin Board under the symbol "IMTX". The shares of the Company are represented by the same stock certificates that represented shares of Health Management prior to the holding company reorganization.

         We expect that the holding company structure will allow us greater flexibility in our operations and expansion and diversification plans. As an example, the holding company structure facilitated the acquisition of iSummit Partners, LLC, doing business as "MyFamilyMD" ("MyFamilyMD"), on February 7, 2001.

         The Company's current operating business is a combination of businesses of two predecessors--Member-Link Systems, Inc. ("Member-Link") and MyFamilyMD. Health Management acquired Member-Link effective as of December 30, 1999 in a merger transaction pursuant to a Merger Agreement dated as of December 14, 1999. In the merger, each of the 1,809,686 outstanding shares of Member-Link common stock was converted into a right to receive 4.4207 shares of Health Management's common stock. Accordingly, an aggregate of 8,000,082 shares of Health Management's common stock were issued in the merger.

         The Company acquired MyFamilyMD effective February 7, 2001 in an exchange transaction pursuant to a Contribution and Exchange Agreement dated as of September 22, 2000, as amended. In the contribution and exchange the Company issued a total of 4,222,500 shares of its Common Stock to the owners of MyFamilyMD and the owners contributed to the Company all of the issued and outstanding ownership interest in MyFamilyMD. At closing, of the total 4,222,500 shares 2,086,250 shares were delivered to the owners of MyFamilyMD and 2,136,250 shares were deposited with an escrow agent. The shares held in escrow will be released in part upon the Company receiving assurances that none of the representations in the Contribution and Exchange Agreement were breached and in part upon the Company achieving certain agreed upon revenue targets for MyFamilyMD's products.

         Of the total 4,222,500 issued shares issued, for accounting purposes the Company recorded 3,368,000 shares as immediate consideration. Furthermore, an additional 854,500 shares will be released to the former owners of MyFamilyMD, and recorded as an expense for accounting purposes, only if and when the Company meets certain agreed upon revenue targets generated by MyFamilyMD's products. Contemporaneously with recording 3,368,000 shares, the Company recorded goodwill of $3,590,341, after allocating $1,642,860 to in-progress research and development and 20,879 to tangible assets. The Company is amortizing the goodwill over a five-year period on a straight-line basis. Accordingly, for the period beginning on February 7, 2001 and ending on March 31, 2001, the Company recorded amortization expense of $102,300.

         Since February 7, 2001, MyFamilyMD has been a passive wholly owned entity of the Company with certain intellectual property as its only assets.

         The merger of Member-Link into Health Management and the acquisition of MyFamilyMD have and will have a substantial impact on the Company's current and future operating results. The Company's operating results have been negatively affected for the three month period ended March 31, 2001 as to profitability and will continue to be affected negatively through the balance of calendar year 2001 since the Company has devoted substantial sums to develop current and new products, expand sales and marketing resources necessary for a rapid rollout of such products into additional markets, and attract and retain additional management personnel. Although the development and enhancements of products is an ongoing process, the Company expects to release several of its core products, including eCareCoordinator(TM) and MyFamilyMD(TM)'s MedWizards(TM), in the second quarter of 2001.

Overview

         The Company has historically developed enterprise or client server applications for collecting disease specific data at the point of care. In the first fiscal quarter of 2000, the Company began to develop its Internet applications. We have just recently begun to deploy such Internet applications. The Company intends to continue to increase its expenditures primarily in the areas of product development, client services, business development, and sales and marketing. As a result, we expect to continue to incur substantial operating losses through the fourth quarter of 2001.

Results of Operations

         Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

         Total revenues for the three months ended March 31, 2001 amounted to $189,940 whereas total revenues for the three months ended March 31, 2000 amounted to $0. This increase was directly attributable to the Company fulfilling a portion of a contract with Walter Reed Army Medical Center for implementation of C-Trax Cardiovascular tracking system. In the future, the Company expects to generate a significant portion of its revenues from subscriptions to the Company's products delivered over the Internet.

         The product development costs amounted to $227,264 for the three months ended March 31, 2001 as compared to $583 for the three months ended March 31, 2000. This increase in spending was required to support the migration of the Company's products to an Internet model and expanding the Company's disease management services. All product development costs in 1999 and 2000 and through March 31, 2001 were expensed.

         Selling, general and administrative expenses increased materially to $1,605,273 for the three months ended March 31, 2001 as compared to $616,571 for the three months ended March 31, 2000. The significant increase, which amounted to $988,702 net of a decrease for consulting expense amounting to $155,990, is composed primarily of increased salaries and related benefits amounting to $867,322. The increase is directly associated with the Company building a strong management, sales, and software development team. Other major components of expenses representing the remaining increase in general and administrative expenses  were:  recruiting  expenses,
representing a $43,831 increase; travel expenses, representing a $86,156 increase; and rent expense, representing a $36,358 increase. The remainder of the increase in the first quarter of 2001 over the first quarter of 2000 of approximately $111,000 is due to increased general corporate overhead, including office supplies, insurance expense, telephone, filing fees and depreciation expense.

         For the quarters ended March 31, 2001 and 2000, the Company generated losses amounting to $3,737,185 and $636,940, respectively. The increase in losses is directly attributable to the Company's increased general and administrative expenses, the expensed portion of acquired in-progress research and development associated with the acquisition of MyFamilyMD of $1,642,860 and amortization of goodwill of $102,300 resulting from such acquisition.

Liquidity and Capital Resources

         Working Capital Deficiency

         The Company's financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2001, the Company's accumulated deficit amounted to $10,779,344 of which $3,737,185 was from its current quarter's losses, inclusive of a purchased in-progress research and development of $1,642,860. For the three months ended March 31, 2001, the Company generated a net loss of $3,717,225, which included a charge to purchased research and development amounting to $ 1,642,860. Additionally, as of March 31, 2001, the Company has a working capital deficiency amounting to $3,156,730.

         Future Capital Requirements

         The  Company  does not  believe  that its cash on hand as of March  31,
2001, together with additional funds received from collection of accounts receivables, will be sufficient to meet the Company's immediate cash requirements. The Company is currently seeking additional capital, but there can be no assurance that such financing will be available timely and on acceptable terms, if at all.

         During the fiscal quarter ended March 31, 2001, the Company entered into a letter of intent with an investment banker to secure up to $5,000,000 of financing either through issuance of equity, debt or a combination. The Company has estimated that these funds will be sufficient to finish the development of its products and initiate its marketing campaign.

         Despite its negative cash flows for the fiscal year ended December 31, 2000 and the fiscal quarter ended March 31, 2001, the Company has been able to secure financing to support its operations to date. Such support has been received primarily from its Chief Executive and Chief Operating Officers. Going forward, significant amounts of cash will be needed to enable the Company to finish the development of its products, liquidate its short-term liabilities and implement its revised marketing strategy.

         For the three months ended March 31, 2001 and 2000, the Company used $1,235,291 and $520,348, respectively, in cash for operating activities funded by advances from officers and issuance of promissory notes amounting to $1,212,809 in the quarter ended March 31, 2001 and by proceeds from sale of Common Stock of $1,794,880 in the quarter ended March 31, 2000.

         With regards to investing activities, the Company, for three months ended March 31, 2001, advanced $100,000 to an entity as an advance payment for the eventual acquisition of intellectual property.

         Employee Salary Deferment Program

         In an effort to conserve cash, in the third quarter of 2000, the Company began a salary deferment program, whereby key officers and certain other key employees of the Company agreed to defer all or a portion of their salary until the Company reached positive cash flow or secured an equity or debt financing. As consideration for such deferrals, the Company agreed to pay such employees interest at the rate of 8% per annum on all deferred salary. Furthermore, at the time the Company is in the position to repay such accrued salary, the participating employees will receive an option to receive all or a portion of the accrued pay in cash or the Company's Common Stock. The conversion feature of the salary deferment is contingent on compliance with all state and Federal securities laws. Additionally, at the completion of the salary deferment program, the Company agreed to grant such employees warrants to purchase the Company's Common Stock, again subject to compliance with all applicable state and Federal securities laws. The conversion factor for converting all accrued salary into Common Stock and the exercise price on the warrants are determined on the same basis as the conversion price and the exercise price on the securities issued in the note and warrants offering described below. The Company has continued the salary deferment program through the first quarter of 2001, and beyond. As of March 31, 2001, the Company has accrued approximately $583,000 on account of such deferred salaries.

         Convertible Promissory Notes

         On November 13, 2000, the Company initiated an offering of convertible promissory notes and stock purchase warrants to accredited investors. The convertible promissory notes have a maturity date of one year from the date of issue and accrue interest at 8% per annum with a default rate of 12% per annum. The principal amount of, and accrued and unpaid interest under, the convertible promissory notes is convertible into shares of the Company's Common Stock. The stock purchase warrants grant holders a right to purchase one shares of the Company's Common Stock for each $1 in original principal amount of convertible promissory notes. The initial conversion price of the convertible promissory notes and the exercise price of the stock purchase warrants are $2 per share, subject, in each case, to full-ratchet anti-dilution adjustment in the event of a subsequent offering with an effective per share price of less than $2. An individual and an affiliated fund, which collectively purchased convertible promissory notes with an aggregate principal amount of $1,000,000, led this private placement. In addition, an aggregate of $500,000 advanced to the Company by its Chief Executive Officer and Chief Operating Officer in October 2000 were converted into this offering. Through March 31, 2001, the Company raised $2,050,000 pursuant to this offering.

         Loans by Officers

         At March 31, 2001, the Company had $12,640 in cash. To allow the Company to meet its monthly operating expenses, the Company's Chief Executive Officer and Chief Operating Officer advanced to the Company, an aggregate of $475,000 as of March 31, 2001 and an additional $305,000 through May 10, 2001.

         XL Health and Related Transactions

         In December 2000, the Company entered into non-binding letters of intent to acquire two related corporations known as XL Health--Disease Management Holdings, Inc., doing business as CardioContinuum ("CardioContinuum"), and Diabetex Corporation ("Diabetex"). CardioContinuum and Diabetex are engaged in the business of providing disease management services to cardiac and diabetes patients, respectively. Further, the Company announced that the preferred stockholders of CardioContinuum led by Psilos Group Partners, L.P. and its affiliates (the "C2 Investor Group") had agreed to loan the Company up to $1,000,000 to facilitate the transactions. Upon further due diligence, the Company elected not to acquire CardioContinnum. Instead, on March 2, 2001 the Company entered into an Amended and Restated Promissory Note and Warrant Purchase Agreement with the C2 Investor Group pursuant to which the C2 Investor Group agreed to loan the Company up to $1,000,000 and granted the Company a one year option to acquire all CardioContinuum preferred stock and debt held by the C2 Investor Group for a nominal consideration. As consideration, the Company granted the C2 Investor Group detachable warrants to acquire 2.632 shares of its Common Stock at $.10 per share for each $1 of the face amount of the loan. The loan bears interest at 8% per annum, with a default rate of 12% per annum, and is due five years from original date of issuance. As of March 31, 2001, the C2 Investor Group funded $618,000 of the $1,000,000 and had received warrants to purchase 1,626,074 shares of the Company's Common Stock.

Pursuant to a promissory note and a security agreement dated December 19, 2000, the Company loaned Diabetex $350,000 with a maturity date of February 19, 2002 or within 60 days of termination of merger discussions, bearing interest at 8% per annum. In March 2001, the parties terminated the merger discussions. Further, on April 30, 2001, the Company demanded that, pursuant to the terms of the promissory note, Diabetex repay the principal amount of the promissory note and all accrued interest thereon on or before June 29, 2001.

Factors Affecting the Company's Business and Prospects

         We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside of our control. These issues are discussed more fully in the section titled "Risk Factors" in Health Management's Form 10-KSB, filed on April 2, 2001.

The Company is susceptible to additional risk because each of its few customers accounts for a large percentage of revenues. For the three months ended March 31, 2001, the Company had one unrelated customers that accounted for 100% of total revenues. As of March 31, 2001, the Company had two unrelated customers that accounted for 98% of accounts receivables.

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


                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

         The Company is not a party to any material pending legal proceeding. Litigation threatened against Health Management is described in Note
9--Commitments and Contingencies to the Company's Consolidated Financial Statements above.

Item 2.           Changes in Securities

         Effective as of November 13, 2000, we initiated an offering of convertible promissory notes and stock purchase warrants to accredited investors. In undertaking this offering, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder. The convertible promissory notes have a maturity date of one year from the date of issue and accrue interest at 8% per annum with a default rate of 12% per annum. The principal amount of, and accrued and unpaid interest under, the convertible promissory notes are convertible into shares of the Company's Common Stock. The stock purchase warrants grant holders a right to purchase 2 shares of the Company's Common Stock for each $1 in original principal amount of convertible promissory notes. The initial conversion price of the convertible promissory notes and the exercise price of the stock purchase warrants are $2 per share, subject, in each case, to full-ratchet anti-dilution adjustment in the event of a subsequent offering with an effective per share price of less than $2. An individual and an affiliated fund, which collectively purchased convertible promissory notes with an aggregate principal amount of $1,000,000, led this private placement. In addition, an aggregate of $500,000 advanced to us by our Chief Executive Officer and Chief Operating Officer in October 2000 were converted into this offering. As of the December 31, 2000 we raised $1,930,000 pursuant to this offering. During the quarter ended March 31, 2001, we raised $120,000 pursuant to this offering. We filed with the Securities and Exchange Commission a Form D in connection with the issuance the convertible promissory notes and stock purchase warrants.

         On March 2, 2001 the Company entered into an Amended and Restated Promissory Note and Warrant Purchase Agreement with the C2 Investor Group pursuant to which the C2 Investor Group agreed, among other things, to loan the Company up to $1,000,000. As consideration, the Company granted the C2 Investor Group detachable warrants to acquire 2.632 shares of its Common Stock at $.10 per share for each $1 of the face amount of the loan. The loan bears interest at 8% per annum, with a default rate of 12% per annum, and is due five years from original date of issuance. As of March 31, 2001, the C2 Investor Group funded $618,000 of the $1,000,000 and had received warrants to purchase 1,626,074 shares of the Company's Common Stock. In undertaking this offering, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder.

Item 3.           Defaults upon Senior Securities

         The Company did not default upon any senior securities during the quarter ended March 31, 2001.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of our stockholders during the quarter ended March 31, 2001.

Item 5.           Other Information

         None.

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1 I-trax, Inc. 2001 Equity Compensation Plan. (Incorporated by reference to Attachment A to I-trax, Inc.'s Preliminary Proxy Statement filed on April 20, 2001.)


(b)      Reports on Form 8-K

         The Company filed a current report on Form 8-K with the Securities and Exchange Commission on February 22, 2001 to report the closing of the acquisition iSummit Partners, LLC (d/b/a MyFamilyMD) effective as of February 7, 2001.

                                    SIGNATURE

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         I-TRAX, INC.

Date: May 18, 2001                       By: /s/  Frank A. Martin
                                             --------------------------------
                                              Name:   Frank A. Martin
                                              Title:  Chief Executive Officer