Form 10QSB/A
period 2001-03-31
I TRAX INC
filed 2001-05-25
CIK 1110189

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

                                      INDEX

                                                                        Page No.

PART I.  FINANCIAL INFORMATION.................................................3
         Item 1. Financial Statements .........................................3
         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....................................13

PART II. OTHER INFORMATION....................................................17
         Item 1. Legal Proceedings............................................17
         Item 2. Changes in Securities........................................17
         Item 3. Defaults upon Senior Securities..............................18
         Item 4. Submission of Matters to a Vote of Security Holders..........18
         Item 5. Other Information............................................18
         Item 6. Exhibits and Reports on Form 8-K.............................18

                                           PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements




                                                   I-TRAX, INC.
                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   (UNAUDITED)





                                                                                                     Page Number
Balance sheets at March 31, 2001 (un-audited) and December 31, 2000                                       4

Statements of operations for the three months ended March 31, 2001 and 2000 (un-audited)                  5

Statement of stockholders' equity (deficiency) for the three months ended March 31, 2001 (un-audited)     6

Statements of cash flows for the three months ended March 31, 2001 and 2000 (un-audited)                  7

Notes to financial statements (un-audited)                                                                8

                                          I-TRAX, INC. AND SUBSIDIARIES
                                                  BALANCE SHEETS

                                                      ASSETS

                                                                              March 31, 2001        December 31,
                                                                               (unaudited)              2000
                                                                              ---------------      ---------------
Current Assets:
     Cash                                                                          $  12,640            $ 132,806
     Accounts receivables, net                                                        46,652              217,145
     Prepaid expenses                                                                 22,287               36,706
     Other receivables, net of allowance for doubtful accounts
       of $73,534                                                                     16,009                4,581
     Note receivable                                                                 350,000                   --
                                                                              ---------------      ---------------
       Total current assets                                                          447,588              391,238
                                                                              ---------------      ---------------

Office equipment and furniture, net                                                  383,342              409,172
Note receivable                                                                           --              350,000
Deposit on acquisition of intellectual property                                      100,000                   --
Goodwill and intangibles                                                           3,488,041                   --
Security deposits                                                                    114,995              128,382
                                                                              ---------------      ---------------

       Total Assets                                                               $4,533,966           $1,278,792
                                                                              ===============      ===============

                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
     Accounts payable                                                              $ 542,046            $ 427,150
     Accrued expenses                                                                818,539              444,342
     Convertible note payable, net of discounts                                    1,550,458            1,284,540
     Due to officers                                                                 475,000                   --
     Capital lease payable                                                            31,183               39,240
     Deferred revenue                                                                187,092              375,234
                                                                              ---------------      ---------------
       Total current liabilities                                                   3,604,318            2,570,506
                                                                              ---------------      ---------------

Capital lease obligation, net of current portion                                      78,599               81,613
Promissory notes payable, net of discount                                            217,848                   --
                                                                              ---------------      ---------------

       Total liabilities                                                           3,900,765            2,652,119
                                                                              ---------------      ---------------


Commitments and contingencies (Note 9)

Stockholders' Equity (Deficiency)
     Preferred stock - $.001 par value, 2,000,000 shares authorized,
       -0- issued and outstanding                                                         --                   --
     Common Stock - $.001 par value, 50,000,000 shares authorized,
       22,851,084 and 19,483,084 issued and outstanding, respectively                 22,851               19,483
     Additional paid in capital                                                   12,389,194            6,668,809
     Accumulated deficit                                                         (10,779,344)          (7,062,119)
     Notes receivable - officers                                                    (999,500)            (999,500)
                                                                              ---------------      ---------------
       Total stockholders' equity (deficiency)                                       633,201           (1,373,327)
                                                                              ---------------      ---------------

       Total Liabilities and Stockholders' Equity (Deficiency)                   $ 4,533,966           $1,278,792
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

                                          I-TRAX, INC. AND SUBSIDIARIES
                                             STATEMENTS OF OPERATIONS
                                FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                                   (UNAUDITED)



                                                                               Three months         Three months
                                                                                  ended                ended
                                                                              March 31, 2001       March 31, 2000
                                                                               (unaudited)          (unaudited)
                                                                              ---------------      ---------------
Revenue                                                                           $  189,940             $     --
                                                                              ---------------      ---------------

Operating expenses:
     Cost of revenue                                                                  15,546                   --
     General and administrative                                                    1,605,273              616,571
     Acquired in progress research and development                                 1,642,860                   --
     Research and development                                                        227,264                  583
     Amortization of goodwill                                                        102,300                   --
     Marketing and advertising                                                        66,137               31,015
                                                                              ---------------      ---------------
Total operating expenses                                                           3,659,380              648,169
                                                                              ---------------      ---------------

Operating loss                                                                    (3,469,440)            (648,169)
                                                                              ---------------      ---------------

Other income (expenses):
     Miscellaneous income                                                              6,636               11,253
     Interest income                                                                   2,161                   --
     Interest expense                                                               (256,582)                 (24)
                                                                              ---------------      ---------------
Total other income (expenses)                                                       (247,785)              11,229
                                                                              ---------------      ---------------


(Loss) before provision for income taxes                                          (3,717,225)            (636,940)
                                                                              ---------------      ---------------

Provision for income taxes                                                                --                   --
                                                                              ---------------      ---------------

Net (loss)                                                                        (3,717,225)            (636,940)
                                                                              ===============      ===============


Loss per common share:

Basic and Diluted                                                                       (.17)                (.03)
                                                                              ===============      ===============

Weighted average number of shares outstanding:                                    21,429,040           16,928,084
                                                                              ===============      ===============


                           See accompanying notes to financial statements (un-audited).

                                                   I-TRAX, INC. AND SUBSIDIARIES
                                           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                             FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                                            (UNAUDITED)


                                                                                                                        Total
                                                                    Additional                          Notes       Stockholders'
                                            Common Stock              Paid-in         Accumulated    Receivable        Equity
                                     ---------------------------
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







                                    See accompanying notes to financial statements (un-audited).

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
                                                                              ===============      ===============


                            See accompanying notes to financial statements (un-audited).

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

Net loss per share is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Basic net loss per share is computed by dividing net loss per share by the weighted average number of shares outstanding. Diluted loss per share is computed based on the assumption that all of the convertible debt and related warrants are converted in common stock. For the three months ended March 31, 2001, the Company's basic and diluted earnings per share were the same.

It is suggested that these un-audited financial statements be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2000 as included in the Company's report on Form 10-KSB for the fiscal year ended December 31, 2000 filed on April 2, 2001.


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

                          I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5--ACQUISITION OF ISUMMIT PARTNERS, LLC

Effective  as of February 7, 2001,  the Company  completed  the  acquisition  of
iSummit Partners, LLC, doing business as MyFamilyMD ("iSummit Partners"), as stipulated in the Contribution and Exchange Agreement dated as of September 22, 2000, as amended, by issuing a total of 4,222,500 shares of its Common Stock to the owners of iSummit Partners in exchange for the assignment by the owners to the Company of all of the issued and outstanding limited liability company membership interests of iSummit Partners. For accounting purposes, of the total 4,222,500 shares, the Company recorded 3,368,000 shares (which have been valued at $5,254,080) as immediate consideration in the merger. Furthermore, of the total 4,222,500 shares, 854,500 shares will be released to the former owners of iSummit Partners, and recorded as an expense for accounting purposes, only if and when the Company meets agreed upon revenue targets generated by MyFamilyMD's products. Contemporaneously with recording 3,368,000 shares, the Company recorded goodwill and intangibles of $3,590,341, after allocating $1,642,860 to in-progress research and development and 20,879 to tangible assets. The allocation of purchase price was prepared on a preliminary basis pending the completion of a formal valuation.

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

         Un-audited results of operations for the three month period ended March 31, 2001 are compared to the un-audited results of operations for the comparable period ended March 31, 2000. Such information is based upon the historical financial information available as of the dates indicated. Results of operations for the three month period ended March 31, 2001 are not necessarily indicative of results to be attained for any other period.

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

         Of the total 4,222,500 shares issued, for accounting purposes the Company recorded 3,368,000 shares as immediate consideration. Furthermore, an additional 854,500 shares will be released to the former owners of MyFamilyMD, and recorded as an expense for accounting purposes, only if and when the Company meets certain agreed upon revenue targets generated by MyFamilyMD's products. Contemporaneously with recording 3,368,000 shares, the Company recorded goodwill of $3,590,341, after allocating $1,642,860 to in-progress research and development and 20,879 to tangible assets. The Company is amortizing the goodwill over a five-year period on a straight-line basis. Accordingly, for the period beginning on February 7, 2001 and ending on March 31, 2001, the Company recorded amortization expense of $102,300.

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

         For the quarters ended March 31, 2001 and 2000, the Company generated losses amounting to $3,737,185 and $636,940, respectively. The increase in losses is directly attributable to the Company's increased general and administrative expenses, the expensed portion of acquired in-progress research and development associated with the acquisition of MyFamilyMD of $1,642,860, amortization of goodwill of $102,300 resulting from such acquisition and a increase in interest expense of $256,558 which is directly attributable to the Company's borrowings pursuant to the promissory notes which bear interest at 8% in addition to accreting the discount to interest expense as a result of the Company issuing warrants with such promissory notes .

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


                                         I-TRAX, INC.

Date: May 23, 2001                       By: /s/  Frank A. Martin
                                             --------------------------------
                                              Name:   Frank A. Martin
                                              Title:  Chief Executive Officer