Form 10QSB
period 2001-06-30
I TRAX INC
filed 2001-08-14
CIK 1110189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of August 6, 2001, the Registrant had 30,543,222 shares of its $0.001 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  [   ]    No [X]

                                      INDEX

                                                                        Page No.

PART I.  FINANCIAL INFORMATION.................................................3
         Item 1.   Financial Statements .......................................3
         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations........................18

PART II. OTHER INFORMATION....................................................23
         Item 1.   Legal Proceedings..........................................23
         Item 2.   Changes in Securities......................................24
         Item 3.   Defaults upon Senior Securities............................25
         Item 4.   Submission of Matters to a Vote of Security Holders........25
         Item 5.   Other Information..........................................25
         Item 6.   Exhibits and Reports on Form 8-K...........................26

                          PART I. FINANCIAL STATEMENTS

Item 1.           Financial Statements




                                  I-TRAX, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                                                               Page Number
                                                                                               -----------

Balance sheets at June 30, 2001 (unaudited) and December 31, 2000 (audited)                           4

Statements of operations for the three months ended June 30, 2001 and 2000 (unaudited)                5

Statements of operations for the six months ended June 30, 2001 and 2000 (unaudited)                  6

Statement of stockholders' equity (deficiency) for the six months ended June 30, 2001 (unaudited)     7

Statements of cash flows for the six months ended June 30, 2001 and 2000 (unaudited)                 8-9

Notes to financial statements (unaudited)                                                            10

                          I-TRAX, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS

                                     ASSETS

                                                                             June 30, 2001         December 31,
                                                                              (unaudited)         2000 (audited)
                                                                             ------------         ------------
Current Assets:
     Cash                                                                    $     66,647         $    132,806
     Accounts receivables, net                                                    147,831              217,145
     Prepaid expenses                                                              15,668               36,706
     Other receivables, net of allowance for doubtful accounts
       of $73,534                                                                      --                4,581
     Note receivable                                                              364,729                   --
                                                                             ------------         ------------
       Total current assets                                                       594,875              391,238
                                                                             ------------         ------------

Office equipment and furniture, net                                               344,908              409,172
Note receivable                                                                        --              350,000
Deposit on acquisition of intellectual property                                   100,000                   --
Goodwill and intangibles, net                                                   3,308,524                   --
Security deposits                                                                  74,994              128,382
                                                                             ------------         ------------

       Total Assets                                                          $  4,423,301         $  1,278,792
                                                                             ============         ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
     Accounts payable                                                        $    634,177         $    427,150
     Accrued expenses                                                             924,405              444,342
     Convertible notes payable, net of discounts                                       --            1,284,540
     Due to officers                                                              100,000                   --
     Capital lease payable                                                         25,135               39,240
     Deferred revenue                                                             186,312              375,234
                                                                             ------------         ------------
       Total current liabilities                                                1,870,029            2,570,506
                                                                             ------------         ------------

Capital lease obligation, net of current portion                                   78,598               81,613
Promissory notes payable, net of discount                                         263,289                   --
                                                                             ------------         ------------

       Total liabilities                                                        2,211,916            2,652,119
                                                                             ------------         ------------


Commitments and contingencies (Note 9)                                                 --                   --

Stockholders' Equity (Deficiency)
     Preferred stock - $.001 par value, 2,000,000 shares authorized,
       -0- issued and outstanding                                                      --                   --
     Common Stock - $.001 par value, 100,000,000 shares authorized,
       29,688,722 and 19,483,084 issued and outstanding, respectively              29,689               19,483
     Additional paid in capital                                                15,570,374            6,668,809
     Accumulated deficit                                                      (13,388,678)          (7,062,119)
     Notes receivable - officers                                                       --             (999,500)
                                                                             ------------         ------------
       Total stockholders' equity (deficiency)                                  2,211,385           (1,373,327)
                                                                             ------------         ------------

       Total Liabilities and Stockholders' Equity (Deficiency)               $  4,423,301         $  1,278,792
                                                                             ============         ============

           See accompanying notes to financial statements (unaudited).

                          I-TRAX, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)



                                                       Three months         Three months
                                                          ended                ended
                                                         June 30,             June 30,
                                                           2001                 2000
                                                       (unaudited)          (unaudited)
                                                      ------------         ------------

Revenue                                               $    270,470         $     64,227
                                                      ------------         ------------

Operating expenses:
     Cost of revenue                                        20,578               45,513
     General and administrative                          1,516,827            1,143,983
     Research and development                              123,059                   --
     Amortization of goodwill                              179,517                   --
     Marketing and advertising                              39,229               78,295
                                                      ------------         ------------
Total operating expenses                                 1,879,210            1,267,791
                                                      ------------         ------------

Operating loss                                          (1,608,740)          (1,203,564)
                                                      ------------         ------------

Other income (expenses):
     Provision for contingent liabilities                       --             (176,500)
     Debt conversion costs                                (869,168)                  --
     Miscellaneous income                                       --               46,107
     Interest income                                        15,322                   --
     Interest expense                                     (146,748)              (1,651)
                                                      ------------         ------------
Total other income (expenses)                           (1,000,594)            (132,044)
                                                      ------------         ------------


(Loss) before provision for income taxes                (2,609,334)          (1,335,608)
                                                      ------------         ------------

Provision for income taxes                                      --                   --
                                                      ------------         ------------

Net (loss)                                              (2,609,334)          (1,335,608)
                                                      ------------         ------------

Loss per common share:

Basic and diluted                                             (.11)                (.08)
                                                      ============         ============

Weighted average number of shares outstanding:          23,821,568           16,928,084
                                                      ============         ============

           See accompanying notes to financial statements (unaudited).

                          I-TRAX, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)



                                                            Six months          Six months
                                                              ended               ended
                                                             June 30,            June 30,
                                                               2001                2000
                                                           (unaudited)          (unaudited)
                                                          ------------         ------------

Revenue                                                   $    460,410         $     64,227
                                                          ------------         ------------

Operating expenses:
     Cost of revenue                                            36,124               45,513
     General and administrative                              3,095,749            1,748,295
     Acquired in progress research and development           1,642,860                   --
     Research and development                                  350,323                   --
     Amortization of goodwill                                  281,817                   --
     Marketing and advertising                                 105,366              122,152
                                                          ------------         ------------
Total operating expenses                                     5,512,239            1,915,960
                                                          ------------         ------------

Operating loss                                              (5,051,829)          (1,851,733)
                                                          ------------         ------------

Other income (expenses):
     Provision for contingent liabilities                           --             (176,500)
     Debt conversion costs                                    (869,168)                  --
     Miscellaneous income                                        6,636               57,360
     Interest income                                            17,483                   --
     Interest expense                                         (429,681)              (1,675)
                                                          ------------         ------------
Total other income (expenses)                               (1,274,730)            (120,815)
                                                          ------------         ------------

(Loss) before provision for income taxes                    (6,326,559)          (1,972,548)
                                                          ------------         ------------

Provision for income taxes                                          --                   --
                                                          ------------         ------------

Net (loss)                                                $ (6,326,559)        $ (1,972,548)
                                                          ============         ============

Loss per common share:

Basic and diluted                                                 (.28)                (.11)
                                                          ============         ============

Weighted average number of shares outstanding:              22,609,279           17,378,084
                                                          ============         ============


           See accompanying notes to financial statements (unaudited).

                          I-TRAX, INC. AND SUBSIDIARIES
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)

                                                                                                                           Total
                                                 Common Stock            Additional                        Notes       Stockholders'
                                         --------------------------       Paid-in       Accumulated     Receivable         Equity
                                           Shares         Amount          Capital         Deficit        Officers       (Deficiency)
                                         ----------    ------------    ------------    ------------    ------------    -------------

Balances at December 31, 2000            19,483,084    $     19,483    $  6,668,809    $ (7,062,119)   $   (999,500)   $ (1,373,327)

Common Stock issued in
   connection with acquisition            3,368,000           3,368       5,250,712              --              --       5,254,080

Fair market value of detachable
   warrants issued in connection
   with amended and restated
   promissory notes                              --              --         459,854              --              --         459,854

Fair market value of detachable
   warrants issued in connection
   with convertible promissory notes             --              --          45,600              --              --          45,600

Grant of non-qualified and non-plan
    options to consultants as
    consideration for services
    rendered                                     --              --          29,741              --              --          29,741

Cancellation of Note and
   Pledge Agreements                       (500,000)           (500)       (999,500)             --         999,500            (500)

Issuance of Common Stock in
   connection with conversion
   of convertible promissory notes        4,560,314           4,560       2,547,224              --              --       2,551,784

Issuance of Common Stock in
   connection with conversion
   of advances from officer                 568,324             569         415,543              --              --         416,112

Sale of Common Stock                      2,200,000           2,200       1,097,800              --              --       1,100,000

Issuance of Common Stock
   and warrants for services                  9,000               9          54,591              --              --          54,600

Net loss for the six months ended
   June 30, 2001                                 --              --              --      (6,326,559)             --      (6,326,559)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balances at June 30, 2001                29,688,722    $     29,689      15,570,374    $(13,388,678)   $         --    $  2,211,385
                                         ==========    ============      ==========    ============    ============    ============

           See accompanying notes to financial statements (unaudited).

                          I-TRAX, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                 Six months      Six months
                                                                                   ended           ended
                                                                               June 30, 2001   June 30, 2000
                                                                                (unaudited)      (unaudited)
                                                                                -----------      -----------
Operating activities:
     Net loss                                                                   $(6,326,559)     $(1,972,548)
     Adjustments to reconcile net loss to net
       cash used for operating activities:
         Accretion of discount on notes payable charged to interest expense         384,696
         Depreciation and amortization                                              358,257           15,062
         Provision for contingent liabilities                                            --          164,000
         Issuance of various securities on conversions and services                 907,409          240,000
         Write-off of in progress research and development acquired
            in MyFamilyMD acquisition                                             1,642,860               --
     Decrease (increase) in:
       Accounts receivable                                                           69,314          158,421
       Prepaid expenses                                                              21,038           (5,612)
       Other current receivables                                                      4,581          (61,960)
       Security deposits                                                                 --          (88,000)
     (Decrease) increase in:
       Accounts payable                                                             207,027          107,502
       Accrued expenses                                                             480,063          (20,000)
       Deferred revenue                                                            (188,922)              --
                                                                                -----------      -----------
Net cash used for operating activities                                           (2,440,236)      (1,463,135)
                                                                                -----------      -----------

Investing activities:
     Deposit on acquisition of intellectual property                               (100,000)              --
     Proceeds from partial release of security deposit                               53,388               --
     Purchase of office equipment and furniture                                          --         (387,275)
                                                                                -----------      -----------
Net cash used for investing activities                                              (46,612)        (387,275)
                                                                                -----------      -----------

Financing activities:
     Repayment of notes payable                                                          --          (37,500)
     Repayments to related parties                                                       --          (18,000)
     Principal payments on capital leases                                           (17,120)              --
     Proceeds from issuance of promissory notes payable                             692,809               --
     Proceeds from officers                                                         855,000               --
     Repayments to officers                                                        (480,000)              --
     Proceeds from sale of Common Stock                                           1,100,000        1,794,881
     Proceeds from issuance of convertible promissory notes                         270,000               --
                                                                                -----------      -----------

Net cash provided by financing activities                                         2,420,689        1,739,381
                                                                                -----------      -----------

Net (decrease) in cash                                                              (66,159)        (111,029)

Cash and cash equivalents at beginning of period                                    132,806          195,728
                                                                                -----------      -----------

Cash and cash equivalents at end of period                                           66,647           84,699
                                                                                ===========      ===========
Supplemental disclosure of non-cash flow information:
     Cash paid during the period for:
       Interest                                                                 $     3,908      $     1,675
                                                                                ===========      ===========
       Income taxes                                                             $        --      $        --
                                                                                ===========      ===========
Schedule of non-cash investing activities:
     Issuance of 3,368,000 shares of Common Stock in connection
       with acquisition of MyFamilyMD                                           $ 5,254,080      $        --
                                                                                ===========      ===========

Acquisition of office equipment in connection
     with capital lease obligation                                              $        --      $    34,290
                                                                                ===========      ===========

                                  --continued--

                          I-TRAX, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
                         (CONTINUED FROM PREVIOUS PAGE)




                                                                                 Six months       Six months
                                                                                   ended            ended
                                                                               June 30, 2001    June 30, 2000
                                                                                (unaudited)      (unaudited)
                                                                                ----------       ----------

Schedule of non-cash financing activities:
     Issuance of Common Stock in connection
       with conversion of convertible promissory notes                          $2,551,784       $       --
                                                                                ----------       ----------

     Issuance of Common Stock in connection
       with conversion of advances from officer                                 $  416,112       $       --
                                                                                ==========       ==========


           See accompanying notes to financial statements (unaudited).

                          I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1--ORGANIZATION

I-trax, Inc. (the "Company") was incorporated in the State of Delaware on September 15, 2000. On February 5, 2001, the Company and I-trax Health Management Solutions, Inc. (formerly known as I-Trax.com, Inc.) ("Health Management") completed a holding company reorganization. The holding company reorganization was accomplished through a merger under Delaware law. At the effective time of the reorganization, all of the stockholders of Health Management became the stockholders of the Company and Health Management became a wholly owned subsidiary of the Company. The holding company reorganization was described in greater detail in the Company's registration statement on Form S-4 (Registration Number 333-48862). Effective February 5, 2001, all outstanding shares of Health Management were converted into shares of the Company in a non-taxable transaction. Health Management no longer files reports with the Securities and Exchange Commission, and the price for its common stock is no longer quoted on the Over-the-Counter Bulletin Board. However, the Company does file reports with the Securities and Exchange Commission, and the price for its Common Stock is quoted on the Over-the-Counter Bulletin Board under the symbol "IMTX". The shares of the Company are represented by the same stock certificates that represented shares of Health Management prior to the holding company reorganization.


NOTE 2--INTERIM RESULTS AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2001, the Company's accumulated deficit amounted to $13,388,678. Additionally, as of June 30, 2001, the Company had a working capital deficiency of $1,275,154.

Beginning in the fourth quarter of 2000, in an effort to conserve its available cash, the Company established a salary deferment program whereby certain executive officers and certain other senior level employees agreed to defer all or a portion of their salaries until the Company reaches positive cash flows or secures significant financing either from equity or debt instruments. The program remains in effect as of the date of this report. As consideration for such deferrals, the Company agreed to pay interest at the rate of 8% per annum on the deferred salary. The Company intends to repay such accrued salary when its cash flow, either from operations or financing activities, permits the Company to do so. Certain participating officers and employees have elected to surrender all or a portion of the accrued salary in exchange for the Company's Common Stock at such time as the Company deems it advisable to effect such an exchange. Finally, the Company agreed to grant all officers and employees participating in the deferment program warrants to purchase the Company's Common Stock at a price to be determined by agreement among the Company and such officers and employees as consideration for participating in this program.

The Company has been able to secure financing to support its operations to date. Such support has been received from unrelated parties and its Chief Executive and Operating Officers. Going forward, significant amounts of cash will be needed to enable the Company to finish the development of its core products, liquidate its short-term liabilities and continue to implement its marketing strategy.

During the first quarter, the Company engaged an investment banker to assist in raising up to $5,000,000 of financing either through issuance of securities or via a debt instrument with potential conversion features into the Company's Common Stock.

Additionally, in July 2001, the Company renewed an agreement with a financial advisor to assist the Company in raising capital and provide investor relation services.

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2001 and the results of the operations and cash flows for the three and six month periods ended June 30, 2001 and 2000. The results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

Net loss per share is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Basic net loss per share is computed by dividing net loss per share by the weighted average number of shares outstanding. Diluted loss per share is computed based on the assumption that all of the convertible debt and related warrants are converted in to Common Stock. For the three and six months ended June 30, 2001, the Company's basic and diluted earnings per share were the same.

These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2000 as included in the Health Management's report on Form 10-KSB for the fiscal year ended December 31, 2000 filed on April 2, 2001.

NOTE 3--NOTE RECEIVABLE

Pursuant to a promissory note and a security agreement dated December 19, 2000, the Company loaned Diabetex Corporation ("Diabetex"), a Maryland corporation in the business of managing the healthcare of diabetes patients, $350,000 with a maturity date of February 19, 2002 or within 60 days of termination of merger discussions, bearing interest at 8% per annum. In March 2001, the parties terminated the merger discussions. Further, on April 30, 2001, the Company demanded that, pursuant to the terms of the promissory note, Diabetex repay the principal amount of the promissory note and all accrued interest thereon on or before June 29, 2001. As of June 30, 2001, no repayment has been made; however, arrangements were made whereby the Company received $187,500 on August 9, 2001 with the remaining balance to be received within 30 days.

                          I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4--DEPOSIT ON ACQUISITION OF INTELLECTUAL PROPERTY

On March 9, 2001 the Company entered into an intellectual property letter of intent with Disease Management Holdings, Inc., doing business as CardioContinuum ("CardioContinuum"), a company in the business of providing disease management services to patients suffering from cardiac disease. Among other things, the letter of intent contemplates a license by CardioContinuum to the Company of certain protocols and workflows that facilitate efficient treatment of patients suffering from cardiac disease. The letter of intent also contemplates that a promissory note in the principal amount of $100,000, and all accrued but unpaid interest thereunder, issued by CardioContinuum to the Company on January 8, 2001 would be surrendered by the Company to CardioContinuum for cancellation as an up front license fee for the intellectual property license. The Company and CardioContinuum are continuing to negotiate a binding license agreement. The Company has recorded the principal amount of the promissory note as a deposit for the intellectual property that will be the subject of a binding license agreement.


NOTE 5--ACQUISITION OF ISUMMIT PARTNERS, LLC

Effective  as of February 7, 2001,  the Company  completed  the  acquisition  of
iSummit Partners, LLC, doing business as MyFamilyMD ("iSummit Partners"), as stipulated in the Contribution and Exchange Agreement dated as of September 22, 2000, as amended, by issuing a total of 4,222,500 shares of its Common Stock to the owners of iSummit Partners in exchange for the assignment by the owners to the Company of all of the issued and outstanding limited liability company membership interests of iSummit Partners. For accounting purposes, of the total 4,222,500 shares, the Company recorded 3,368,000 shares (which have been valued at $5,254,080) as immediate consideration. Furthermore, of the total 4,222,500 shares, 854,500 shares will be released to the former owners of iSummit Partners, and recorded as an expense for accounting purposes, only if and when the Company meets agreed upon revenue targets generated by MyFamilyMD's products. Contemporaneously with recording 3,368,000 shares, the Company recorded goodwill and intangibles of $3,590,341 after allocating $1,642,860 to in-progress research and development (representing undeveloped software) and $20,879 to tangible assets. The allocation of purchase price was prepared based on a preliminary basis pending the completion of a formal valuation.

The  Company  is  amortizing   the  goodwill  over  a  five-year   period  on  a
straight-line basis. Accordingly, from February 7, 2001 (date of acquisition) through June 30, 2001, the Company recorded amortization expense of $281,817.

The following summarized table sets forth the proforma statements of operations as if the acquisition was consummated at the beginning of the year for each of the respective periods.

                         Three months ended                  Six months ended
                              June 30,                          June 30,
                       2001             2000             2001             2000
                   -----------      -----------      -----------      -----------

Total revenue      $   270,470      $    64,227      $   460,410      $    64,227
                   ===========      ===========      ===========      ===========

Total expenses     $ 2,879,804      $ 1,579,352      $ 6,861,047      $ 3,040,008
                   ===========      ===========      ===========      ===========

Net Loss           $(2,609,334)     $(1,515,125)     $(6,400,637)     $(2,975,781)
                   ===========      ===========      ===========      ===========

                          I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6--CONVERTIBLE PROMISSORY NOTES PAYABLE

From November 2000 through May 2001, the Company issued several Convertible Promissory Notes ("Promissory Notes") with an aggregate face amount of $2,200,000. Of such total, $500,000 represented bridge financing provided to the Company by its Chief Executive Officer and Chief Operating Officer in October 2000. The principal amount of the Promissory Notes and accrued and unpaid interest thereon were convertible into Common Stock at $2.00 per share. The Promissory Notes were to mature one year from the date of issuance and bore interest at 8% per annum or 12% per annum in an event of default. Furthermore, the Company issued to the holders of the Promissory Notes detachable warrants to purchase an additional 2,200,000 shares of the Company's Common Stock at an exercise price of $2.00. The conversion price of the Promissory Notes and the exercise price of the detachable purchase warrants were adjustable downward in the event the Company raised more than $3,000,000 from the sale of its Common Stock or securities convertible into Common Stock at a effective per share price of less than $2.00.

The proceeds allocated to the detachable purchase warrants amounted to $845,650, which was arrived at using the Black-Scholes pricing model. Such amount was recorded as a discount to the Promissory Notes. The discount has been accreted as interest expense over the life of the underlying Promissory Notes. As of May 15, 2001, the date the holders of the Promissory Notes and the Company entered in to the Exchange Agreement discussed below, the Company accreted $384,179 of the discount to interest expense.

At the request of the Company and pursuant to an Exchange Agreement dated May 14, 2001 between the Company and the holders of the Promissory Notes, the holders agreed to exchange $2,200,000, the principal amount of the Promissory Notes, and $80,157, the interest accrued thereon through May 15, 2001, into Common Stock at the exchange price of $.50 per share. In addition, as consideration for the exchange, the Company reset the exercise price of the warrants to $.50 per share. Accordingly, the Company issued a total of 4,560,314 shares of the Company's Common Stock in the exchange. For accounting purposes, the Company recorded the conversion at $2,133,784 (net of discount) into paid par value and paid in capital. In connection with the Company reducing the conversion price from $2 to $.50, it recorded debt conversion costs amounting to $691,619, which represented the difference between the adjusted conversion price and the fair market value of its securities on the date of conversion.


NOTE 7--PROMISSORY NOTES PAYABLE

In December 2000, the Company entered into non-binding letters of intent to acquire two corporations known as XL Health--CardioContinuum and Diabetex. CardioContinuum and Diabetex are engaged in the business of providing disease management services to cardiac and diabetes patients, respectively. Further, the Company announced that the preferred stockholders of CardioContinuum led by Psilos Group Partners, L.P. and its affiliates (the "C2 Investor Group") had agreed to loan the Company up to $1,000,000 to facilitate the transactions. Upon further due diligence, the Company elected not to acquire CardioContinuum. Instead, on March 2, 2001 the Company entered into an Amended and Restated Promissory Note and Warrant Purchase Agreement with the C2 Investor Group pursuant to which the C2 Investor Group agreed to loan the Company up to
$1,000,000 and granted the Company a one year option to acquire all CardioContinuum preferred stock and debt held by the C2 Investor Group for a nominal consideration. As consideration, the Company granted the C2 Investor Group detachable warrants to acquire 2.632 shares of the Company's Common Stock at $.10 per share for each $1 of the face amount of the loan. The loan bears interest at 8% per annum, with a default rate of 12% per annum, and is due five years from original date of issuance. As of June 30, 2001, the C2 Investor Group (which includes a venture fund managed by the Company's Chief Executive Officer) funded an aggregate of $692,809 of the $1,000,000 and has received warrants to purchase 1,823,473 shares of the Company's Common Stock.

                          I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 7--PROMISSORY NOTES PAYABLE (Cont'd)

The Company valued the detachable warrants issued to the C2 Investor Group at $459,854 using the Black-Scholes pricing model, thereby allocating a portion of the proceeds from the debt to the warrants utilizing the relevant fair value of the debt and warrants to the actual proceeds from the debt. This amount was recorded as a discount to the related promissory notes and netted against the related debt. Furthermore, the discount is being accreted to interest expenses over the five years term of the underlying promissory notes. Through June 30, 2001, $30,334 of such discount was accreted to interest expense.


NOTE 8--ADVANCES FROM OFFICERS

During the six months ended June 30, 2001, the Company's Chief Executive Officer and Chief Operating Officer have periodically advanced funds to the Company for working capital. As of June 30, 2001, the Company was advanced a net of $100,000 after certain repayments and the conversion of a $275,000 loan to the Company by the Company's Chief Executive Officer into Common Stock.


NOTE 9--COMMITMENTS AND CONTINGENCIES

Nature of Business

The Company is subject to risks and uncertainties common to growing technology companies, including rapid technological developments, reliance on continued development and acceptance of the Internet, intense competition and a limited operating history.

Significant customers and vendors

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable. For the three months ended June 30, 2001, the Company had one unrelated customer, which accounted for 99% of total revenues. As of June 30, 2001, the Company had one unrelated customer, which accounted for 85% of accounts receivables.

                          I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 9--COMMITMENTS AND CONTINGENCIES (Cont'd)

Threatened Litigation

In 1998, a former Chief Executive Officer, stockholder and creditor of Health Management (the "Plaintiff") commenced an action in New Jersey state court against, among others, Health Management and its present Chief Executive Officer alleging breach of contract, breach of fiduciary duty, breach of the covenant of good faith and fair dealing, securities fraud, common law fraud, negligent misrepresentation and racketeering activity. The allegations in this action reference circumstances relating to Health Management's prior line of business of physician practice management. In 1999, the court entered two orders dismissing the action "without prejudice" for procedural reasons. Furthermore, in 1999 the Plaintiff filed for bankruptcy protection. As part of the bankruptcy proceedings, the Plaintiff and Health Management entered into a stipulation limiting the period within which the Plaintiff can bring a new action alleging Plaintiff's claims. Plaintiff sought to reactivate his prior state court action in January 2001 (within the stipulated period), rather than commending a new action. The court has not thus far permitted reactivation of the suit, and Plaintiff has not commenced a new action. The stipulated time period for commencing a new action has now expired. Although to date the Plaintiff has not successfully reactivate the prior state court action, there is no assurance that he will not be able to do so. Furthermore, although Health Management believes that it has adequate defenses against all of the Plaintiff's claims, including pursuant to a settlement agreement entered into by the Plaintiff, Health Management and certain others in 1997, there is no assurance that these defenses will prevail. In the event the prior state court action is reinstated and in the event Health Management cannot assert successfully its defenses, it is possible that the court may compel Health Management to repay an alleged loan in an amount of $825,000 and that the outcome of the action would have a material adverse effect on Health Management and the Company and the Company's financial condition. As of June 30, 2001, the Company made no accrual since it was not deemed probable nor could an estimate of the outcome be determined based on the current facts.


NOTE 10--STOCKHOLDERS' EQUITY (DEFICIENCY)

Amendment of the Company's Certificate of Incorporation

At the Company's 2000 Annual Meeting of Stockholders held on May 21, 2001, the holders of the majority of the Company's then outstanding shares of Common Stock approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock from 50,000,000 to 100,000,000 shares. The Board of Directors of the Company approved this amendment on March 20, 2001.

                          I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 10--STOCKHOLDERS' EQUITY (DEFICIENCY) (Cont'd)

2001 Equity Compensation Plan

On March 20, 2001, the Company's Board of Directors adopted the 2001 Equity Compensation Plan (the "2001 Plan"). The Board of Directors amended the 2001 Plan on April 10, 2001 and the Company's stockholders adopted the 2001 Plan on May 21, 2001. Four separate types of equity compensation may be issued under the 2001 Plan. First, stock options may be granted to eligible individuals, including employees, consultants, advisors and non-employee members of the Board of Directors. Stock options give optionees the right to purchase shares of Common Stock at an exercise price determined at the time the option is granted. Second, a salary investment option grant program may be implemented under the 2001 Plan. The salary investment option grant program permits eligible employees to reduce their salary voluntarily as payment of two-thirds of the fair market value of the underlying stock subject to the option, with the remaining one-third of the fair market value payable as the exercise price for the option. Third, direct issuances of stock may be made to eligible persons under the 2001 Plan. Persons receiving direct issuances of restricted stock may purchase shares of Common Stock at a price less than, equal to or greater than the fair market value of the Common Stock or may receive such shares of Common Stock for past services rendered or as a bonus for the performance of services. In addition, if specifically implemented, the Plan permits non-employee members of the Board of Directors to automatically receive options to purchase shares of Common Stock at periodic intervals.

The number of shares of Common Stock that may be currently issued under the 2001 Plan shall not exceed 5,000,000. The number of available shares subject to the 2001 Plan will increase automatically on the first day of each calendar year beginning with the year 2002 by an amount equal to the lesser of (i) three percent (3%) of the shares of Common Stock then outstanding and (ii) 1,000,000 shares. No one person participating in the 2001 Plan may receive options for more than 400,000 shares of Common Stock per calendar year.

As of June 30, 2001, the Company has granted an aggregate of 3,286,264 options with an exercise price of $.55 pursuant to the 2001 Plan.

Issuance of Common Stock and Warrants

Effective as of June 25, 2001 and pursuant to an Exchange Agreement dated as of May 14, 2001 between the Company and the holders of the Promissory Notes, the holders agreed to exchange $2,200,000, the principal amount of the Promissory Notes, and $80,157, the interest accrued thereon effective as of May 15, 2001, into Common Stock at the exchange price of $.50 per share. The Company issued a total of 4,560,314 shares of the Company's Common Stock in the exchange. In addition, as consideration for the exchange, the Company reset the exercise price of 2,200,000 warrants previously issued to such holders to $.50 per share from $2.00. For accounting purposes, the Company recorded the conversion at $2,133,784 (net of discount) into paid par value and paid in capital. In connection with the Company reducing the conversion price from $2 to $.50, it recorded debt conversion costs amounting to $273,619, which represented the difference between the adjusted conversion price and the fair market value of its securities on the date of conversion.

                          I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 10--STOCKHOLDERS' EQUITY (DEFICIENCY) (Cont'd)

In several installments in February, March and April 2001, the Company's Chief Executive Officer lent the Company an aggregate of $515,000 for working capital purposes. Of such aggregate amount, the Company repaid the Chief Executive Officer $240,000 on June 1, 2001 and, effective as of June 25, 2001, the Chief Executive Officer exchanged the balance, $275,000, and interest thereon in the amount of $9,163, into Common Stock at the exchange price of $.50 per share. The Company issued an aggregate of 568,324 shares of its Common Stock in this exchange. In addition, as consideration for the loans, the Company issued to the Chief Executive Officer detachable stock purchase warrants to acquire 515,000 shares of Common Stock at an exercise price of $.50 per share. In connection with the Company reducing the conversion price from $2 to $.50, it recorded debt conversion costs amounting to $131,949, which represents the difference between the adjusted conversion price and the fair market value of its securities on the date of conversion.

In several installments in March and April 2001, the Company's Chief Operating Officer lent the Company an aggregate of $240,000 for working capital purposes. The Company repaid the Chief Operating Officer the $240,000 on June 1, 2001. As consideration for the loan, on June 25, 2001 the Company issued to the Chief Operating Officer detachable stock purchase warrants to acquire 240,000 shares of Common Stock at an exercise price of $.50 per share. In connection with this transaction, the company recognized $45,600 of costs representing the fair value of the warrants.

Effective as of June 25, 2001, the Company completed a private placement of 2,200,000 shares of its Common Stock at $.50, yielding to the Company a total of $1,100,000. As consideration for completing the private placement, the Company issued to the participating investors detachable stock purchase warrants to acquire a total of 550,000 shares of Common Stock at an exercise price of $1.00 per share.

In May 2001 the Company issued 9,000 shares of its Common Stock to an investment banker, representing a portion of such banker's fees.


NOTE 11--NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivatives Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivatives Instruments and Certain Hedging Activities." The standards require an entity to recognize all derivatives as either assets or liabilities measured at fair value. The accounting for the changes in fair value of a derivative depends on the use of the derivative. The Company does not have any derivatives subject to these pronouncements at this time.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, "Business Combinations." Changes made by SFAS No. 141 include
(1) requiring the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and (2) established specific criteria for the recognition of intangible assets separately from goodwill. These provisions are effective for business combinations for which the date of acquisition is subsequent to June 30, 2001. SFAS No. 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions for SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. We are currently evaluating the impact, these statements will have on our financial position or results of operations.

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

         Unaudited results of operations for the three and six month periods ended June 30, 2001 are compared to the unaudited results of operations for the comparable periods ended June 30, 2000. Such information is based upon the historical financial information available as of the dates indicated. Results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of results to be attained for any other period.

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

Introduction

         On September 13, 2000, the Board of Directors of Health Management directed the formation of the Company to facilitate the formation of a holding company structure pursuant to Section 251(g) of the Delaware General Corporation Law. The reorganization was consummated on February 5, 2001 pursuant to an Agreement and Plan of Merger dated as of September 22, 2000 among the Company, Health Management and I-Trax.com Acquisition Co., a special purpose subsidiary of the Company. The holding company reorganization was described in greater detail in the Company's registration statement on Form S-4 (Registration Number 333-48862). At the effective time of the reorganization, all of the stockholders of Health Management became the stockholders of the Company and Health
Management became a wholly owned subsidiary of the Company. Further, all outstanding shares of Health Management were converted into shares of the Company in a non-taxable transaction. Health Management no longer files reports with the Securities and Exchange Commission, and the price for its common stock is no longer quoted on the Over-the-Counter Bulletin Board. However, the Company does file reports with the Securities and Exchange Commission, and the price for its Common Stock is quoted on the Over-the-Counter Bulletin Board under the symbol "IMTX". The shares of the Company are represented by the same stock certificates that represented shares of Health Management prior to the holding company reorganization.

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

         The Company acquired MyFamilyMD effective as of February 7, 2001 in an exchange transaction pursuant to a Contribution and Exchange Agreement dated as of September 22, 2000, as amended. In the contribution and exchange the Company issued a total of 4,222,500 shares of its Common Stock to the owners of MyFamilyMD and the owners contributed to the Company all of the issued and outstanding ownership interest in MyFamilyMD. At closing, of the total 4,222,500 shares 2,086,250 shares were delivered to the owners of MyFamilyMD and 2,136,250 shares were deposited with an escrow agent. The shares held in escrow will be released in part upon the Company receiving assurances that none of the representations in the Contribution and Exchange Agreement were breached and in part upon the Company achieving certain agreed upon revenue targets for MyFamilyMD's products.

         Of the total 4,222,500 issued shares, for accounting purposes the Company recorded 3,368,000 shares as immediate consideration. Furthermore, an additional 854,500 shares will be released to the former owners of MyFamilyMD, and recorded as an expense for accounting purposes, only if and when the Company meets certain agreed upon revenue targets generated by MyFamilyMD's products. Contemporaneously with recording 3,368,000 shares, the Company recorded goodwill of $3,590,341, after allocating $1,642,860 to in-progress research and development and $20,879 to tangible assets. The Company is amortizing the goodwill over a five-year period on a straight-line basis. Accordingly, for the period beginning on February 7, 2001 and ending on June 30, 2001, the Company recorded amortization expense of $281,817.

         Since February 7, 2001, MyFamilyMD has been a passive wholly owned entity of the Company with certain intellectual property as its only assets.

         The merger of Member-Link into Health Management and the acquisition of MyFamilyMD have and will have a substantial impact on the Company's current and future operating results. The Company's operating results have been negatively affected for the three and six month periods ended June 30, 2001 as to profitability and will continue to be affected negatively through the balance of calendar year 2001 since the Company has devoted substantial sums to develop current and new products, expand sales and marketing resources necessary for a rapid rollout of such products into additional markets, and attract and retain additional management personnel.

Business Overview

         The Company has historically developed enterprise or client server applications for collecting disease specific data at the point of care for several large hospitals and medical centers. In response to demand in the marketplace, the Company restructured its business model in the first and second quarter of 2001. The Company now offers technology-enabled population health management services. Our mission is to provide disease management services supported by our interactive, real-time software system solutions. Our solutions are available as client-managed integrated applications or as outsourced services through the Company.

         We believe that our disease management services enable providers, health plans and employers to lower medical costs, reduce practice variances, improve operating efficiencies and improve the quality of care provided to their members. The Company's integrated system solutions provide real-time and appropriate health information and knowledge to the consumer, physician and care manager/caregiver, and management information to executives.

         Our advanced software solutions are designed to bridge the worlds of disease management, population health management and technology. They are designed to assist physicians, patients and the entire healthcare community in assessing, preventing and managing all stages of disease and wellness. Currently, our solutions include two web portals: MyFamilyMD(TM) for consumers and CarePrime(TM) for physicians; and four clinical applications:
AsthmaWatch(R), eCareCoordinator(TM) care coordination tool, C-trax(TM) cardiovascular care tool and eImmune(TM) immunization management system.

         All of our systems solutions are built on a common platform--Medicive(TM) Medical Enterprise Data System--our proprietary, intelligent software architecture. Medicive(TM) is a proprietary database developed to collect, store, retrieve and analyze a broad range of information used in the healthcare industry. In fact, Medicive(TM) is capable of handling all data necessary to operate one or many medical treatment facilities. Medicive(TM) is designed to receive information for both the most complex and the simplest tasks encountered in a medical setting. It currently accommodates over 1,000 standard data elements containing in excess of 4,000 data sub-elements. We believe that it provides the platform for development of unlimited healthcare applications. A key feature of Medicive(TM) is its open architecture, which permits it to accept new data elements, which is important for an industry experiencing rapid advances in clinical and laboratory research, as well as changes in treatment protocols.

         The Company released the initial version of MyFamilyMD(TM) and CarePrime(TM) on June 25, 2001. MyFamilyMD(TM), accessible at www.MyFamilyMD.com, allows users to chronicle their daily health progress, medications, allergies, exercise and health goals and communicate with their physician via secure messaging. Users can also interact with MyFamilyMD(TM) assessment tools, called MedWizards(TM), to determine their level of risk for certain conditions, and receive guidelines on early risk prevention. We believe that MyFamilyMD empowers users to monitor and control their health by reviewing trends in their healthcare regimen. This is accomplished by using dynamic and easy-to-use graphs and reports.

         Consumers are also able to communicate via secure messaging with their physicians and caregivers about their daily health management by connecting with CarePrime(TM), the physician interface to MyFamilyMD(TM). Users can request prescription refills, schedule appointments and attach health assessments on line. Using CarePrime(TM), physicians can access their patients' Personal Health Records, thereby automating data transfer tasks that previously were performed manually.

         The development and enhancements of the Company's products for delivery of disease management services is an ongoing process. Accordingly, we are still dependant for revenues from our traditional customers and will continue to increase our expenditures in the areas of development of disease management products, as well as client services, business development, and sales and marketing. As a result, we expect to continue to incur substantial operating losses through the fourth quarter of 2001.

Results of Operations

         Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

         Total revenues for the three months ended June 30, 2001 amounted to $270,470 whereas total revenues for the three months ended June 30, 2000 amounted to $64,227. This increase was directly attributable to the Company fulfilling a portion of a contract with Walter Reed Army Medical Center for implementation of C-Trax Cardiovascular tracking system and for implementation of a $250,000 contract for eImmune(TM), the Company's web enabled immunization management system. In the future, the Company expects to generate a significant portion of its revenues from licensing and subscriptions to the Company's products delivered over the Internet.

         The product development costs amounted to $123,059 for the three months ended June 30, 2001 as compared to $0 for the three months ended June 30, 2000. This increase in spending was required to support the Company's continued efforts to web-enable its software products and expand its disease management services. All product development costs in 1999 and 2000 and through June 30, 2001 were expensed.

         Selling, general and administrative expenses increased materially to $1,516,827 for the three months ended June 30, 2001 as compared to $1,143,983 for the three months ended June 30, 2000. The significant increase, which amounted to $372,844, is composed primarily of increased salaries and related benefits. The increase is directly associated with the Company's continued effort to build a strong sales, marketing and software development teams.

         For the quarters ended June 30, 2001 and 2000, the Company generated losses amounting to $2,609,334 and $1,335,608, respectively. The increase in losses (net of increase in revenue) is directly attributable to the Company's increased general and administrative expenses amounting to $372,844, research and development expenses amounting to $123,059, amortization of goodwill of $179,517, interest expense of $146,748, which is directly attributable to the Company's borrowings pursuant to the promissory notes which bear interest at 8%, in addition to accreting the discount to interest expense as a result of the Company issuing warrants with such promissory notes and debt conversion costs of $869,168 resulting from the reduction in exercise price in order to induce the debt holders to convert.

         Six Months  Ended June 30, 2001  Compared to Six Months  Ended June 30,
         2000

         Total revenues for the six months ended June 30, 2001 amounted to $460,410 whereas total revenues for the six months ended June 30, 2000 amounted to $64,227. This increase was directly attributable to the Company fulfilling a portion of a contract with Walter Reed Army Medical Center for implementation of C-Trax Cardiovascular tracking system and for implementation of a $250,000 contract for eImmune(TM), the Company's web enabled immunization management system. In the future, the Company expects to generate a significant portion of its revenues from the licensing and subscriptions to the Company's products delivered over the Internet.

         The product development costs amounted to $350,323 for the six months ended June 30, 2001 as compared to $0 for the six months ended June 30, 2000. This increase in spending was required to support the Company's continued efforts to web-enable its software products and expand its disease management services. All product development costs in 1999, 2000 and through June 30, 2001 were expensed.

         Selling, general and administrative expenses increased materially to $3,095,749 for the six months ended June 30, 2001 as compared to $1,748,295 for the six months ended June 30, 2000. The significant increase, which amounted to $1,347,454, is composed primarily of increased salaries and related benefits amounting to $1,188,286. The increase is directly associated with the Company's continued effort to build a strong management, sales, marketing and software development teams. Other components of expenses representing the remaining increase in general and administrative expenses were: marketing, professional and consulting fees.

         For the six months ended June 30, 2001 and 2000, the Company generated losses amounting to $6,326,559 and $1,972,548, respectively. The increase in losses (net of increase in revenue) is directly attributable to the Company's increased general and administrative expenses, the expensed portion of acquired in-progress research and development associated with the acquisition of MyFamilyMD of $1,642,860, research and development expenses amounting to $350,323, amortization of goodwill of $281,817 resulting from such acquisition, interest expense of $429,681, which is directly attributable to the Company's borrowings pursuant to the promissory notes which bear interest at 8% in addition to accreting the discount to interest expense as a result of the Company issuing warrants with such promissory notes, and debt conversion costs of $869,168 resulting from the reduction in exercise price in order to induce the debt holders to convert

Liquidity and Capital Resources

         Working Capital Deficiency

         The Company's financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2001, the Company's accumulated deficit amounted to $13,388,678 of which $6,326,559 was from its first two quarters' losses, inclusive of a purchased in-progress research and development of $1,642,860. Additionally, as of June 30, 2001, the Company had a working capital deficiency amounting to $1,275,154.

         Capital Requirements

         The Company was able to meet its cash requirements from the beginning of the year through the current quarter from advances from its Chief Executive Officer and Chief Operating Officer, from the sale of 2,200,000 shares of its Common Stock to unrelated investors, which yielded to the Company $1,100,000, and from issuances of promissory notes. Going forward, significant amounts of cash will be needed to enable the Company to finish the development of its products, liquidate its short-term liabilities and implement its revised marketing strategy.

         The Company does not believe that its cash on hand as of June 30, 2001, together with additional funds received from collection of accounts receivables, will be sufficient to meet the Company's immediate cash requirements. The Company is currently seeking additional capital, but there can be no assurance that such financing will be available timely and on acceptable terms, if at all.

         During the fiscal quarter ended March 31, 2001, the Company engaged an investment banker to assist in raising up to $5,000,000 of financing either through issuance of equity, debt or a combination. The Company has estimated that these funds, if raised, will be sufficient to finish the development of its products and initiate its marketing campaign. Additionally, in July 2001, the Company renewed an agreement with a financial advisor who is also assisting the Company in raising capital.

         For the six months ended June 30, 2001 and 2000, the Company used $2,440,236 and $1,463,135, respectively, in cash for operating activities funded by advances from officers and sale of securities to unrelated parties amounting to $2,437,809 in the six months ended June 30, 2001, and by proceeds from sale of Common Stock of $1,794,880 in the six months ended June 30, 2000.

         Employee Salary Deferment Program

         Beginning in the fourth quarter of 2000, in an effort to conserve its available cash, the Company established a salary deferment program whereby certain executive officers and certain other senior level employees agreed to defer all or a portion of their salaries until the Company reaches positive cash flows or secures significant financing either from equity or debt instruments. The program remained in effect as of the date of this report. As consideration for such deferrals, the Company agreed to pay interest at the rate of 8% per annum on the deferred salary. The Company intends to repay such accrued salary when its cash flow, either from operations or financing activities, permits the Company to do so. Certain participating officers and employees have elected to surrender all or a portion of the accrued salary in exchange for the Company's Common Stock at such time as the Company deems it advisable to effect such an exchange. Finally, the Company agreed to grant all officers and employees participating in the program warrants to purchase the Company's Common Stock at a price to be determined by agreement among the Company and such officers and employees as consideration for participating in this program. The Company has continued the salary deferment program through the second quarter of 2001, and beyond. As of June 30, 2001, the Company had accrued approximately $759,000 on account of such deferred salaries.

         Convertible Promissory Notes

         From November 2000 through May 2001, the Company issued several Convertible Promissory Notes ("Promissory Notes") with an aggregate face amount of $2,200,000. Of such total, $500,000 represented bridge financing provided to the Company by its Chief Executive Officer and Chief Operating Officer in October 2000. The principal amount of the Promissory Notes and accrued and unpaid interest thereon were convertible into Common Stock at $2.00 per share. The Promissory Notes were to mature one year from the date of issuance and bore interest at 8% per annum or 12% per annum in an event of default. Furthermore, the Company issued to the holders of the Promissory Notes detachable warrants to purchase an additional 2,200,000 shares of the Company's Common Stock at an exercise price of $2.00. The conversion price of the Promissory Notes and the exercise price of the detachable purchase warrants were adjustable downward in the event the Company raised more than $3,000,000 from the sale of its Common Stock or securities convertible into Common Stock at a effective per share price of less than $2.00.

         At the request of the Company and pursuant to an Exchange Agreement dated May 14, 2001 between the Company and the holders of the Promissory Notes, the holders agreed to exchange $2,200,000, the principal amount of the Promissory Notes, and $80,157, the interest accrued thereon through May 15, 2001, into Common Stock at the exchange price of $.50 per share. In addition, as consideration for the exchange, the Company reset the exercise price of the warrants to $.50 per share. Accordingly, the Company issued a total of 4,560,314 shares of the Company's Common Stock in the exchange. In connection with the Company reducing the conversion price from $2 to $.50, it recorded debt conversion costs amounting to $691,619, which represents the difference between the adjusted conversion price and the fair market value of its securities on the date of conversion

         Loans by Officers

         During the six months ended June 30, 2001, the Company's Chief Executive Officer and Chief Operating Officer have periodically advanced funds to the Company for working capital. As of June 30, 2001, the Company was advanced a net of $100,000 after certain repayments and the conversion of a $275,000 loan to the Company by the Company's Chief Executive Officer into Common Stock.

         XL Health and Related Transactions

         In December 2000, the Company entered into non-binding letters of intent to acquire two corporations known as XL Health--Disease Management Holdings, Inc., doing business as CardioContinuum, and Diabetex Corporation ("Diabetex"), two companies engaged in the business of providing disease management services to cardiac and diabetes patients, respectively. Further, the Company announced that the preferred stockholders of CardioContinuum led by Psilos Group Partners, L.P. and its affiliates (the "C2 Investor Group") had agreed to loan the Company up to $1,000,000 to facilitate the transactions. Upon further due diligence, the Company elected not to acquire CardioContinuum. Instead, on March 2, 2001 the Company entered into an Amended and Restated Promissory Note and Warrant Purchase Agreement with the C2 Investor Group pursuant to which the C2 Investor Group agreed to loan the Company up to $1,000,000 and granted the Company a one year option to acquire all CardioContinuum preferred stock and debt held by the C2 Investor Group for a nominal consideration. As consideration, the Company granted the C2 Investor Group detachable warrants to acquire 2.632 shares of its Common Stock at $.10 per share for each $1 of the face amount of the loan. The loan bears interest at 8% per annum, with a default rate of 12% per annum, and is due five years from original date of issuance. As of June 30, 2001, the C2 Investor Group (which includes a venture fund managed by the Company's Chief Executive Officer) funded an aggregate of $692,809 of the $1,000,000 and has received warrants to purchase 1,823,473 shares of the Company's Common Stock.

Pursuant to a promissory note and a security agreement dated December 19, 2000, the Company loaned Diabetex, $350,000 with a maturity date of February 19, 2002 or within 60 days of termination of merger discussions, bearing interest at 8% per annum. In March 2001, the parties terminated the merger discussions. Further, on April 30, 2001, the Company demanded that, pursuant to the terms of the promissory note, Diabetex repay the principal amount of the promissory note and all accrued interest thereon on or before June 29, 2001. As of June 30, 2001, no repayment has been made; however, arrangements were made whereby the Company received $187,500 on August 9, 2001 and the remaining balance within 30 days.

Factors Affecting the Company's Business and Prospects

         We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside of our control. These issues are discussed more fully in the section titled "Risk Factors" in Health Management's Form 10-KSB, filed on April 2, 2001.

         The Company is susceptible to additional risk because each of its few customers accounts for a large percentage of revenues. For the three months ended June 30, 2001, the Company had one unrelated customer that accounted for 99% of total revenues. As of June 30, 2001, the Company had one unrelated customers that accounted for 85% of accounts receivables.

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

Item 2.  Changes in Securities

         Effective as of November 13, 2000 through May 2001, we completed an offering of convertible promissory notes and stock purchase warrants to accredited investors. In undertaking this offering, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder. The convertible promissory notes had a maturity date of one year from the date of issue and accrue interest at 8% per annum with a default rate of 12% per annum. The principal amount of, and accrued and unpaid interest under, the convertible promissory notes were convertible into shares of the Company's Common Stock. The stock purchase warrants granted holders a right to purchase 2 shares of the Company's Common Stock for each $1 in original principal amount of convertible promissory notes. The initial conversion price of the convertible promissory notes and the exercise price of the stock purchase warrants were $2 per share, subject, in each case, to full-ratchet anti-dilution adjustment in the event of a subsequent offering with an effective per share price of less than $2. An individual and an affiliated fund, which collectively purchased convertible promissory notes with an aggregate principal amount of $1,000,000, led this private placement. In addition, an aggregate of $500,000 advanced to us by our Chief Executive Officer and Chief Operating Officer in October 2000 were converted into this offering. As of March 31, 2001 we raised $2,050,000 pursuant to this offering. During the quarter ended June 30, 2001, we raised $150,000 pursuant to this offering. We filed with the Securities and Exchange Commission a Form D in connection with the issuance of the convertible promissory notes and stock purchase warrants.

         On June 25, 2001 and pursuant to an Exchange Agreement dated May 14, 2001, the holders of the Company's convertible promissory notes agreed to exchange the principal amount of such promissory notes and interest accrued thereon through May 15, 2001 in the aggregate amount of $2,280,157 for Common Stock at the exchange price of $.50 per share. In addition, as consideration for the exchange, the Company reset the exercise price of warrants to acquire 2,200,000 shares of Common Stock to $.50 per share. Accordingly, the Company issued a total of 4,560,314 shares of the Company's Common Stock in the exchange. In undertaking this exchange, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder.

         On March 2, 2001 the Company entered into an Amended and Restated Promissory Note and Warrant Purchase Agreement with the C2 Investor Group pursuant to which the C2 Investor Group agreed, among other things, to loan the Company up to $1,000,000. As consideration, the Company granted the C2 Investor Group detachable warrants to acquire 2.632 shares of its Common Stock at $.10 per share for each $1 of the face amount of the loan. The loan bears interest at 8% per annum, with a default rate of 12% per annum, and is due five years from original date of issuance. As of March 31, 2001, the C2 Investor Group funded $618,000 of the $1,000,000 and had received warrants to purchase 1,626,074 shares of the Company's Common Stock. In undertaking this offering, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder. All C2 Investors are accredited investors. During the quarter ended June 30, 2001, an additional member of the C2 Investor Group, and an affiliate of the Company's Chief Executive Officer, funded $75,000 of the loan and received warrants to purchase 197,400 shares of the Company's Common Stock.

         On June 25, 2001 and pursuant to an Exchange Agreement, the Company's Chief Executive Officer exchanged a bridge loan in the amount of $275,000, and interest thereon in the amount of $9,163, into Common Stock at the exchange price of $.50 per share. The Company issued an aggregate of 568,324 shares of its Common Stock in this exchange. In addition, the company issued to the Chief Executive Officer stock purchase warrants to acquire 515,000 shares of Common Stock at an exercise price of $.50 per share as consideration for this and bridge financing. In undertaking this offering, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder.

         On June 25, 2001, as consideration for bridge financing, the Company issued to its Chief Operating Officer stock purchase warrants to acquire 240,000 shares of Common Stock at an exercise price of $.50 per share. In undertaking this offering, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder.

         Effective as of June 25, 2001, the Company completed a private placement of 2,200,000 shares of its Common Stock at $.50 to two accredited investors, yielding to the Company a total of $1,100,000. As consideration for completing the private placement, the Company issued to the participating investors detachable stock purchase warrants to acquire a total of 550,000 shares of Common Stock at an exercise price of $1.00 per share. Both participants in the private placement are accredited investors. In undertaking this offering, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder.

         In May 2001 the Company issued 9,000 shares of its Common Stock to an investment banker, representing a portion of such banker's fees. The investment banker is an accredited investor. In undertaking this offering, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder.

Item 3.  Defaults upon Senior Securities

         The Company did not default upon any senior securities during the quarter ended June 30, 2001.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders in Philadelphia, Pennsylvania on May 21, 2001. Of the 23,705,584 shares outstanding as of the record date, 17,077,976 shares were present or represented by proxy at the meeting. At these meetings the following actions were voted upon:

         (1) To elect the following directors to serve for a term ending upon the 2002 Annual Meeting of Stockholders or until their successors are elected and qualified:


                                                     For           Against
                                               -------------------------------
         David R. Bock                           15,761,207           0
         Philip D. Green                         15,755,207           0
         Michael M.E. Johns, M.D.                15,761,207           0
         Craig Jones, M.D.                       15,761,207           0
         Hans C. Kastensmith                     15,761,207           0
         Frank A. Martin                         15,761,207           0
         John R. Palumbo                         15,761,207           0
         William S. Wheeler                      15,761,207           0

         (2)  To  approve  the  amendment  to  the  Company's   Certificate   of
Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 100,000,000:

                       For                  Against               Abstain
               -----------------------------------------------------------------
                    16,947,805                416                 129,755

         (3) To adopt the Company's 2001 Equity Compensation Plan:

                       For                  Against               Abstain
               -----------------------------------------------------------------
                    16,093,859               27,820               226,264


         (4) To ratify the appointment of PricewaterhouseCoopers, LLP as the Company's independent auditors for the fiscal year ending December 31, 2001:

                       For                  Against               Abstain
               -----------------------------------------------------------------
                    16,947,806                415                 129,755

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None.

(b)      Reports on Form 8-K

         None.

                                    SIGNATURE

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          I-TRAX, INC.

Date: August 13, 2001                     By: /s/  Frank A. Martin
                                              --------------------------------
                                               Name:   Frank A. Martin
                                               Title:  Chief Executive Officer