Form 10QSB
period 2001-09-30
I TRAX INC
filed 2001-11-14
CIK 1110189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of November 6, 2001, the Registrant had 30,661,755 shares of its $0.001 par value Common Stock outstanding.

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

PART II. OTHER INFORMATION....................................................25
         Item 1.   Legal Proceedings..........................................25
         Item 2.   Changes in Securities......................................25
         Item 3.   Defaults upon Senior Securities............................25
         Item 4.   Submission of Matters to a Vote of Security Holders........25
         Item 5.   Other Information..........................................25
         Item 6.   Exhibits and Reports on Form 8-K...........................25

                       PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements




                                  I-TRAX, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                                                                     Page Number

Balance sheets at September 30, 2001 and
     December 31, 2000                                                   4

Statements of operations for the three months ended
     September 30, 2001 and 2000                                         5

Statements of operations for the nine months ended
     September 30, 2001 and 2000                                         6

Statement of stockholders' equity (deficiency) for the
     nine months ended September 30, 2001                                7

Statements of cash flows for the nine months ended
     September 30, 2001 and 2000                                        8-9

Notes to financial statements                                           10

                                               I-TRAX, INC. AND SUBSIDIARIES
                                                       BALANCE SHEETS
                                                        (UNAUDITED)

                                     ASSETS
                                                                                      September 30,          December 31,
                                                                                          2001                  2000
                                                                                     ---------------       ---------------
Current Assets:
     Cash                                                                                   $     --             $ 132,806
     Accounts receivables, net                                                                81,074               217,145
     Prepaid expenses                                                                         22,020                36,706
     Other receivables, net of allowance for doubtful accounts
       of $73,534 as of September 30 and December 31, respectively                               530                 4,581
     Note receivable                                                                         107,225                    --
                                                                                     ---------------       ---------------
       Total current assets                                                                  210,849               391,238
                                                                                     ---------------       ---------------

Office equipment and furniture, net                                                          308,466               409,172
Note receivable                                                                                   --               350,000
Deposit on acquisition of intellectual property                                              100,000                    --
Deferred consulting costs                                                                     68,400                    --
Goodwill and intangibles, net                                                              3,129,007                    --
Security deposits                                                                             74,994               128,382
                                                                                     ---------------       ---------------

       Total Assets                                                                       $3,891,716            $1,278,792
                                                                                     ===============       ===============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
     Accounts payable, including cash overdraft of $27,214 as of September 30              $ 733,464             $ 427,150
     Accrued expenses                                                                      1,084,196               444,342
     Convertible notes payable, net of discounts                                                  --             1,284,540
     Due to officers                                                                         881,039                    --
     Capital lease payable                                                                    28,943                39,240
     Deferred revenue                                                                        112,860               375,234
                                                                                     ---------------       ---------------
       Total current liabilities                                                           2,840,502             2,570,506
                                                                                     ---------------       ---------------

Capital lease obligation, net of current portion                                              61,506                81,613
Promissory notes payable, net of discount                                                    283,512                    --
                                                                                     ---------------       ---------------

       Total liabilities                                                                   3,185,520             2,652,119
                                                                                     ---------------       ---------------


Commitments and contingencies (Note 9)                                                            --                    --

Stockholders' Equity (Deficiency)
     Preferred stock - $.001 par value, 2,000,000 shares authorized,
       -0- issued and outstanding                                                                 --                    --
     Common Stock - $.001 par value, 100,000,000 shares authorized,
       29,807,255 and 19,483,084 issued and outstanding, respectively                         29,807                19,483
     Additional paid in capital                                                           15,718,554             6,668,809
     Accumulated deficit                                                                 (15,042,165)           (7,062,119)
     Notes receivable - officers                                                                  --              (999,500)
                                                                                     ---------------       ---------------
       Total stockholders' equity (deficiency)                                               706,196            (1,373,327)
                                                                                     ---------------       ---------------

       Total Liabilities and Stockholders' Equity (Deficiency)                           $ 3,891,716            $1,278,792
                                                                                     ===============       ===============

                                See accompanying notes to financial statements (unaudited).

                                I-TRAX, INC. AND SUBSIDIARIES
                                   STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                         (UNAUDITED)



                                                          Three months          Three months
                                                              ended                ended
                                                          September 30,        September 30,
                                                              2001                  2000

                                                         --------------       ---------------
Revenue                                                       $ 127,726            $  212,936
                                                         --------------       ---------------

Operating expenses:
     Cost of revenue                                             46,107               117,610
     General and administrative                               1,356,426             1,325,457
     Research and development                                   115,831               269,000
     Amortization of goodwill                                   179,517                    --
     Marketing and advertising                                   35,229                38,686
                                                         --------------       ---------------
Total operating expenses                                      1,733,110             1,750,753
                                                         --------------       ---------------

Operating loss                                               (1,605,384)           (1,537,817)
                                                         --------------       ---------------

Other income (expenses):
     Miscellaneous income                                         2,168                11,718
     Interest income                                             13,766                 4,730
     Interest expense                                           (64,037)                 (944)
                                                         --------------       ---------------
Total other income (expenses)                                   (48,103)               15,504
                                                         --------------       ---------------


(Loss) before provision for income taxes                     (1,653,487)           (1,522,313)
                                                         --------------       ---------------

Provision for income taxes                                           --                    --
                                                         --------------       ---------------

Net (loss)                                                  $(1,653,487)          $(1,522,313)
                                                         ==============       ===============

Loss per common share:

Basic and diluted                                                  (.05)                 (.08)
                                                         ==============       ===============

Weighted average number of shares outstanding:               29,749,306            18,325,647
                                                         ==============       ===============


                 See accompanying notes to financial statements (unaudited).

                                    I-TRAX, INC. AND SUBSIDIARIES
                                       STATEMENTS OF OPERATIONS
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                             (UNAUDITED)



                                                                 Nine months           Nine months
                                                                    ended                 ended
                                                                September 30,         September 30,
                                                                    2001                   2000

                                                               --------------        ---------------

Revenue                                                            $  588,136             $  277,163
                                                               --------------        ---------------

Operating expenses:
     Cost of revenue                                                   82,231                163,123
     General and administrative                                     4,452,175              3,048,485
     Acquired in progress research and development                  1,642,860                     --
     Research and development                                         466,154                334,267
     Amortization of goodwill                                         461,334                     --
     Marketing and advertising                                        140,595                120,838
                                                               --------------        ---------------
Total operating expenses                                            7,245,349              3,666,713
                                                               --------------        ---------------

Operating loss                                                     (6,657,213)            (3,389,550)
                                                               --------------        ---------------

Other income (expenses):
     Provision for contingent liabilities                                  --               (176,500)
     Debt conversion costs                                           (869,168)                    --
     Miscellaneous income                                               8,804                 69,078
     Interest income                                                   31,249                  4,730
     Interest expense                                                (493,718)                (2,619)
                                                               --------------        ---------------
Total other income (expenses)                                      (1,322,833)              (105,311)
                                                               --------------        ---------------

(Loss) before provision for income taxes                           (7,980,046)            (3,494,861)
                                                               --------------        ---------------

Provision for income taxes                                                 --                     --
                                                               --------------        ---------------

Net (loss)                                                       $ (7,980,046)          $ (3,494,861)
                                                               ==============        ===============

Loss per common share:

Basic and diluted                                                        (.31)                  (.20)
                                                               ==============        ===============

Weighted average number of shares outstanding:                     25,049,685             17,767,904
                                                               ==============        ===============


                     See accompanying notes to financial statements (unaudited).

                          I-TRAX, INC. AND SUBSIDIARIES
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                                                                                                         Total
                                            Common Stock            Additional                          Notes        Stockholders'
                                     ---------------------------      Paid-in         Accumulated    Receivable         Equity
                                        Shares        Amount          Capital           Deficit       Officers       (Deficiency)
                                     -------------  ------------   --------------    --------------  ------------   --------------

Balances at December 31, 2000          19,483,084      $ 19,483      $ 6,668,809      $ (7,062,119)   $ (999,500)     $(1,373,327)

Common Stock issued in
   connection with acquisition          3,368,000         3,368        5,250,712                --            --        5,254,080

Fair market value of detachable
   warrants issued in connection
   with amended and restated
   promissory notes                            --            --          459,854                --            --          459,854

Fair market value of detachable
   warrants issued in connection
   with convertible promissory notes           --            --           45,600                --            --           45,600

Grant of non-qualified and non-plan
    options to consultants as
    consideration for services
    rendered                                   --            --           29,741                --            --           29,741

Cancellation of Note and
   Pledge Agreements                     (500,000)         (500)        (999,500)               --       999,500             (500)

Issuance of Common Stock in
   connection with conversion
   of convertible promissory notes      4,560,314         4,560        2,547,224                --            --        2,551,784

Issuance of Common Stock in
   connection with conversion
   of advances from officer               568,324           569          415,543                --            --          416,112

Sale of Common Stock                    2,200,000         2,200        1,097,800                --            --        1,100,000

Issuance of Common Stock
   and warrants for services and
   settlement of accounts payable         127,533           127          202,771                --            --          202,898

Net loss for the nine months ended
   September 30, 2001                          --            --               --        (7,980,046)           --       (7,980,046)
                                     ------------   -----------    -------------     -------------   -----------    -------------

Balances at September 30, 2001         29,807,255       $29,807      $15,718,554      $(15,042,165)      $    --        $ 706,196
                                     ============   ===========    =============     =============   ===========    =============



                                    See accompanying notes to financial statements (unaudited).

                          I-TRAX, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                Nine months          Nine months
                                                                                   ended                ended
                                                                               September 30,        September 30,
                                                                                    2001                 2000

                                                                               -------------        -------------
Operating activities:
     Net loss                                                                    $(7,980,046)         $(3,494,861)
     Adjustments to reconcile net loss to net
       cash used for operating activities:
         Accretion of discount on notes payable charged to interest expense          371,563                   --
         Depreciation and amortization                                               576,207               22,809
         Issuance of various securities on conversions and services                1,003,166              270,000
         Write-off of in progress research and development acquired
            in MyFamilyMD acquisition                                              1,642,860                   --
     Decrease (increase) in:
       Accounts receivable                                                           136,071               72,944
       Prepaid expenses                                                               14,686              (85,448)
       Other current receivables                                                       4,051              (75,414)
       Security deposits                                                                  --              (88,001)
     (Decrease) increase in:
       Accounts payable                                                              306,314              379,621
       Accrued expenses                                                              639,854             (123,246)
       Deferred revenue                                                             (262,374)             315,280
                                                                               -------------        -------------
Net cash used for operating activities                                            (3,547,648)          (2,806,316)
                                                                               -------------        -------------

Investing activities:
     Proceeds from partial repayment of note receivable                              275,000                   --
     Deposit on acquisition of intellectual property                                (100,000)                  --
     Proceeds from partial release of security deposit                                53,388                   --
     Increase in software development costs                                               --             (204,750)
     Purchase of office equipment and furniture                                       (1,990)            (279,661)
                                                                               -------------        -------------
Net cash used for investing activities                                               226,398             (484,411)
                                                                               -------------        -------------

Financing activities:
     Repayment of notes payable                                                           --              (37,500)
     Repayments to related parties                                                        --              (30,365)
     Principal payments on capital leases                                            (30,404)              (1,335)
     Proceeds from issuance of promissory notes payable                              692,809                   --
     Proceeds from officers                                                        1,636,039                   --
     Repayments to officers                                                         (480,000)                  --
     Proceeds from sale of Common Stock                                            1,100,000            3,475,380
     Proceeds from issuance of convertible promissory notes                          270,000                   --
                                                                               -------------        -------------

Net cash provided by financing activities                                          3,188,444            3,406,180
                                                                               -------------        -------------

Net (decrease) increase in cash                                                     (132,806)             115,453

Cash and cash equivalents at beginning of period                                     132,806              195,728
                                                                               -------------        -------------

Cash and cash equivalents at end of period                                                --              311,181
                                                                               =============        =============
Supplemental disclosure of non-cash flow information:
     Cash paid during the period for:
       Interest                                                                    $   7,783            $   2,619
                                                                               =============        =============
       Income taxes                                                                 $     --             $     --
                                                                               =============        =============
Schedule of non-cash investing activities:
     Issuance of 3,368,000 shares of Common Stock in connection
       with acquisition of MyFamilyMD                                             $5,254,080             $     --
                                                                               =============        =============

                                                   --continued--



                                 I-TRAX, INC. AND SUBSIDIARIES
                                   STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                          (UNAUDITED)
                                (CONTINUED FROM PREVIOUS PAGE)




                                                          Nine months          Nine months
                                                             ended                ended
                                                         September 30,        September 30,
                                                              2001                 2000

                                                         ---------------      ---------------

Acquisition of office equipment in connection
     with capital lease obligation                             $     --            $  34,290
                                                          =============        =============

Schedule of non-cash financing activities:
     Issuance of Common Stock in connection
       with conversion of convertible promissory notes       $2,551,784           $  (35,000)
                                                          =============        =============

     Issuance of Common Stock in connection
       with conversion of advances from officer               $ 275,000             $     --
                                                          =============        =============

     Issuance of Common Stock in connection
       with conversion of accounts payable                     $ 76,798             $     --
                                                          =============        =============


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


NOTE 2--INTERIM RESULTS AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2001, the Company's accumulated deficit amounted to $15,042,165 of which approximately $2,100,000 is from purchased R&D and goodwill amortization from the MyFamilyMD acquisition. Additionally, as of September 30, 2001, the Company had a working capital deficiency of $2,629,653. As a result, the auditor's report on the December 31, 2000 financial statements included a paragraph indicating that there was substantial doubt about our ability to continue as a going concern.

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2001 and the results of the operations and cash flows for the three and nine month periods ended September 30, 2001 and 2000. The results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

Net loss per share is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Basic net loss per share is computed by dividing net loss per share by the weighted average number of shares outstanding. Diluted loss per share is computed based on the assumption that all of the convertible debt and related warrants are converted in to Common Stock. For the three and nine months ended September 30, 2001, the Company's basic and diluted earnings per share were the same.

These unaudited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2000 as included in the Health Management's report on Form 10-KSB for the fiscal year ended December 31, 2000 filed on April 2, 2001.


NOTE 3--NOTE RECEIVABLE

Pursuant to a promissory note and a security agreement dated December 19, 2000, the Company loaned Diabetex Corporation ("Diabetex"), a Maryland corporation in the business of managing the healthcare of diabetes patients, $350,000 with a maturity date of February 19, 2002 or within 60 days of termination of merger discussions, bearing interest at 8% per annum. In March 2001, the parties terminated the merger discussions. Further, on April 30, 2001, the Company demanded that, pursuant to the terms of the promissory note, Diabetex repay the principal amount of the promissory note and all accrued interest thereon on or before June 29, 2001. As of September 30, 2001, Diabetex and certain of its related parties have paid the Company a total of $275,000, which has been first applied to accrued interest and reimbursable expenses and the balance to principal. As of September 30, 2001, the principal outstanding under the promissory note equaled $107,225, of which $36,372 was paid on October 23, 2001. The parties anticipate that the outstanding balance along with all accrued interest will be repaid in the fourth quarter.

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


NOTE 5--ACQUISITION OF ISUMMIT PARTNERS, LLC

Effective  as of February 7, 2001,  the Company  completed  the  acquisition  of
iSummit Partners, LLC, doing business as MyFamilyMD ("MyFamilyMD"), as stipulated in the Contribution and Exchange Agreement dated as of September 22, 2000, as amended, by issuing a total of 4,222,500 shares of its Common Stock to the owners of MyFamilyMD in exchange for the assignment by the owners to the Company of all of the issued and outstanding limited liability company membership interests of MyFamilyMD. For accounting purposes, of the total 4,222,500 shares, the Company recorded 3,368,000 shares (which have been valued at $5,254,080) as immediate consideration. Furthermore, of the total 4,222,500 shares, 854,500 shares will be released to the former owners of iSummit Partners, and recorded as an expense for accounting purposes, only if and when the Company meets agreed upon revenue targets generated by MyFamilyMD's products. Contemporaneously with recording 3,368,000 shares, the Company recorded goodwill and intangibles of $3,590,341 after allocating $1,642,860 to in-progress research and development (representing undeveloped software) and $20,879 to tangible assets. The allocation of purchase price was prepared on a preliminary basis pending the completion of a formal valuation.

The Company is amortizing the goodwill and intangibles over a five-year period on a straight-line basis. Accordingly, from February 7, 2001 (date of acquisition) through September 30, 2001, the Company recorded amortization expense of $461,334.

The following summarized table sets forth the pro-forma statements of operations as if the acquisition was consummated at the beginning of the year for each of the respective periods.

                              Three months ended                     Nine months ended
                                September 30,                          September 30,
                             2001            2000                  2001             2000
                         -------------   -------------         -------------    --------------

Total revenue               $  127,726      $  212,936            $  588,136       $   277,163
                         =============   =============         =============    ==============

Total expenses              $1,781,213     $ 1,914,766           $ 8,642,260       $ 4,562,321
                         =============   =============         =============    ==============

Net Loss                  $ (1,653,487)    $(1,701,830)          $(8,054,124)      $(4,285,158)
                         =============   =============         =============    ==============

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

At the request of the Company and pursuant to an Exchange Agreement dated May 14, 2001 between the Company and the holders of the Promissory Notes, the holders agreed to exchange $2,200,000, the principal amount of the Promissory Notes, and $80,157, the interest accrued thereon through May 15, 2001, into Common Stock at the exchange price of $.50 per share. In addition, as consideration for the exchange, the Company reset the exercise price of the warrants to $.50 per share. Accordingly, on June 25, 2001 the Company issued a total of 4,560,314 shares of the Company's Common Stock in the exchange. For accounting purposes, the Company recorded the conversion at $2,133,784 (net of discount) into paid par value and paid in capital. In connection with the Company reducing the conversion price from $2 to $.50, during the second quarter the Company recorded debt conversion costs amounting to $691,619, which represents the difference between the adjusted conversion price and the fair market value of the Company's securities on the date of conversion.


NOTE 7--PROMISSORY NOTES PAYABLE

In December 2000, the Company entered into non-binding letters of intent to acquire two corporations known as XL Health--CardioContinuum and Diabetex. CardioContinuum and Diabetex are engaged in the business of providing disease management services to cardiac and diabetes patients, respectively. Further, the Company announced that the preferred stockholders of CardioContinuum led by Psilos Group Partners, L.P. and its affiliates (the "C2 Investor Group") had agreed to loan the Company up to $1,000,000 to facilitate the transactions. Upon further due diligence, the Company elected not to acquire CardioContinuum. Instead, on March 2, 2001 the Company entered into an Amended and Restated Promissory Note and Warrant Purchase Agreement with the C2 Investor Group pursuant to which the C2 Investor Group agreed to loan the Company up to
$1,000,000 and granted the Company a one year option to acquire all CardioContinuum preferred stock and debt held by the C2 Investor Group for a nominal consideration. As consideration, the Company granted the C2 Investor Group detachable warrants to acquire 2.632 shares of the Company's Common Stock at $.10 per share for each $1 of the face amount of the loan. The loan bears interest at 8% per annum, with a default rate of 12% per annum, and is due five years from original date of issuance. As of September 30, 2001, the C2 Investor Group (which includes a venture fund managed by the Company's Chief Executive Officer) funded an aggregate of $692,809 of the $1,000,000 and has received warrants to purchase 1,823,473 shares of the Company's Common Stock.

                          I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7--PROMISSORY NOTES PAYABLE (Cont'd)

The Company valued the detachable warrants issued to the C2 Investor Group at $459,854 using the Black-Scholes pricing model, thereby allocating a portion of the proceeds from the debt to the warrants utilizing the relevant fair value of the debt and warrants to the actual proceeds from the debt. This amount was recorded as a discount to the related promissory notes and netted against the related debt. Furthermore, the discount is being accreted to interest expenses over the five years term of the underlying promissory notes. Through September 30, 2001, $50,557 of such discount was accreted to interest expense.


NOTE 8--ADVANCES FROM OFFICERS

During the nine months ended September 30, 2001, the Company's Chief Executive Officer and Chief Operating Officer have periodically advanced funds to the Company for working capital. As of September 30, 2001, the Company was advanced a net of $881,000 after certain repayments and the conversion of a $275,000 loan to the Company by the Company's Chief Executive Officer into Common Stock.


NOTE 9--COMMITMENTS AND CONTINGENCIES

Nature of Business

The Company is subject to risks and uncertainties common to growing technology companies, including rapid technological developments, reliance on continued development and acceptance of the Internet and health care applications utilizing the Internet, intense competition and a limited operating history.

Significant customers and vendors

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable. For the three months ended September 30, 2001, the Company had one unrelated customer, which accounted for 80% of total revenues. As of September 30, 2001, the Company had one unrelated customer, which accounted for 76% of accounts receivables.

Threatened Litigation

In its Quarterly Report on Form 10-QSB for the calendar quarter ended June 30, 2001, the Company disclosed that a former Chief Executive Officer, stockholder and creditor of Health Management (the "Plaintiff") sought to reactivate a New Jersey civil action originally commenced against, among others, Health
Management and its present Chief Executive Officer. See Nazir Memon v. Frank Martin, et al, CAM-L-04026-98. In the civil action, Plaintiff alleges breach of contract, breach of fiduciary duty, breach of the covenant of good faith and fair dealing, securities fraud, common law fraud, negligent misrepresentation and racketeering activity. By Opinion-Letter/Order dated August 22, 2001, the New Jersey Superior Court, Civil Division, ruled that Plaintiff is barred from reactivating the civil action by a prior stipulation. The Plaintiff is appealing the Civil Division Opinion-Letter/Order. As of September 30, 2001, the Company made no accrual since it was not deemed probable nor could an estimate of the outcome be determined based on the current facts.

                          I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 10--STOCKHOLDERS' EQUITY (DEFICIENCY)

Amendment of the Company's Certificate of Incorporation

At the Company's 2001 Annual Meeting of Stockholders held on May 21, 2001, the holders of the majority of the Company's then outstanding shares of Common Stock approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock from 50,000,000 to 100,000,000 shares. The Board of Directors of the Company approved this amendment on March 20, 2001.

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

As of September 30, 2001, the Company has granted an aggregate of 2,334,132 options with an exercise price of $.55 pursuant to the 2001 Plan.

2000 Equity Compensation Plan

As of September 30, 2001, the Company has granted an aggregate of 2,614,223 options pursuant to the 2000 Equity Compensation Plan, of which 905,000 options have an exercise price of $1.00 per share and 1,709,223 options have an exercise price of $2.00 per share.

Non-Plan Stock Option Grants

As of September 30, 2001, the Company has granted an aggregate of 1,045,000 options outside of any stock option plan with exercise prices ranging from $0.55 to $2.00 per share.

                          I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 10--STOCKHOLDERS' EQUITY (DEFICIENCY) (Cont'd)

Issuance of Common Stock and Warrants

Effective as of June 25, 2001 and pursuant to an Exchange Agreement dated as of May 14, 2001 between the Company and the holders of the Promissory Notes, the holders agreed to exchange $2,200,000, the principal amount of the Promissory Notes, and $80,157, the interest accrued thereon effective as of May 15, 2001, into Common Stock at the exchange price of $.50 per share. During the second quarter, the Company issued a total of 4,560,314 shares of the Company's Common Stock in the exchange. In addition, as consideration for the exchange, the Company reset the exercise price of 2,200,000 warrants previously issued to such holders to $.50 per share from $2.00. For accounting purposes, the Company recorded the conversion at $2,133,784 (net of discount) into paid par value and paid in capital. In connection with the Company reducing the conversion price from $2 to $.50, it recorded debt conversion costs amounting to $691,619, which represents the difference between the adjusted conversion price and the fair market value of the Company's securities on the date of conversion.

In several installments in February, March and April 2001, the Company's Chief Executive Officer lent the Company an aggregate of $515,000 for working capital purposes. Of such aggregate amount, the Company repaid the Chief Executive Officer $240,000 on June 1, 2001 and, effective as of June 15, 2001, the Chief Executive Officer exchanged the balance, $275,000, and interest thereon in the amount of $9,163, into Common Stock at the exchange price of $.50 per share. The Company issued an aggregate of 568,324 shares of its Common Stock in this exchange. In addition, as consideration for the loans, the Company issued to the Chief Executive Officer detachable stock purchase warrants to acquire 515,000 shares of Common Stock at an exercise price of $.50 per share. In connection with the Company reducing the conversion price from $2 to $.50, it recorded debt conversion costs amounting to $131,949, which represents the difference between the adjusted conversion price and the fair market value of its securities on the date of conversion.

In several installments in March and April 2001, the Company's Chief Operating Officer lent the Company an aggregate of $240,000 for working capital purposes. The Company repaid the Chief Operating Officer the $240,000 on June 1, 2001. As consideration for the loan, on June 15, 2001 the Company issued to the Chief Operating Officer detachable stock purchase warrants to acquire 240,000 shares of Common Stock at an exercise price of $.50 per share. In connection with this transaction, the Company recognized $45,600 of costs representing the fair value of the warrants.

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

During the quarter ended September 30, 2001 and pursuant to an agreement, the Company issued 118,533 shares to an investment banker and a consultant in satisfaction of accrued consulting fees of $98,744. In addition, the Company granted the investment banker 180,000 five year warrants with an exercise price of $0.75 for future services. The Company valued such warrants using the Black-Sholes pricing model. The value of the warrant, amounting to $72,000, has been recorded as deferred consulting costs since it relates to future services. As of September 30, 2001, the Company has amortized $3,600 of such deferred consulting costs.

                          I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, "Business Combinations." Changes made by SFAS No. 141 include
(1) requiring the purchase method of accounting be used for all business combinations initiated after September 30, 2001, and (2) established specific criteria for the recognition of intangible assets separately from goodwill. These provisions are effective for business combinations for which the date of acquisition is subsequent to September 30, 2001. SFAS No. 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions for SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. We are currently evaluating the impact, these statements will have on our financial position or results of operations.

In October 2001, the FASB issued SFAF No. 144 " Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived assets to be Disposed Of". SFAS 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The adoption of SFAS 144 is not expected to have a material impact on the financial statements of the Company.
 .
NOTE 12--SUBSEQUENT EVENTS

During October 2001, the Company's Chief Executive Officer advanced the Company $175,000 for working capital. Additionally, during October 2001, a senior employee made a bridge loan to the Company in the amount of $100,000 for working capital, which is to be repaid during the fourth quarter.

In October 2001, the Company commenced a private offering of its Common Stock covering 2,000,000 shares or $1,000,000 at $.50 per share. As of November 7, 2001, the Company has raised a total $125,000 in this offering.

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

         Unaudited results of operations for the three and nine month periods ended September 30, 2001 are compared to the unaudited results of operations for the comparable periods ended September 30, 2000. Such information is based upon the historical financial information available as of the dates indicated. Results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of results to be attained for any other period.

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

         The Company's current operating business is a combination of businesses of two predecessors--Member-Link Systems, Inc. ("Member-Link") and MyFamilyMD. Health Management acquired Member-Link effective as of December 30, 1999 in a merger transaction pursuant to a Merger Agreement dated as of December 14, 1999. In the merger, each of the 1,809,686 outstanding shares of Member-Link common stock was converted into a right to receive 4.4207 shares of Health Management's common stock. Accordingly, an aggregate of 8,000,082 shares of Health Management's common stock were issued or reserved for issuance in the merger.

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

         Of the total 4,222,500 issued shares, for accounting purposes the Company recorded 3,368,000 shares as immediate consideration. Furthermore, an additional 854,500 shares will be released to the former owners of MyFamilyMD, and recorded as an expense for accounting purposes, only if and when the Company meets certain agreed upon revenue targets generated by MyFamilyMD's products. Contemporaneously with recording 3,368,000 shares, the Company recorded goodwill of $3,590,341, after allocating $1,642,860 to in-progress research and development and $20,879 to tangible and intangible assets. The Company is amortizing the goodwill over a five-year period on a straight-line basis. Accordingly, for the period beginning on February 7, 2001 and ending on September 30, 2001, the Company recorded amortization expense of $461,334.

         Since February 7, 2001, MyFamilyMD has been a passive wholly owned entity of the Company with certain intellectual property as its only assets.

         The merger of Member-Link into Health Management and the acquisition of MyFamilyMD have and will have a substantial impact on the Company's current and future operating results. The Company's operating results have been negatively affected for the three and nine month periods ended September 30, 2001 as to profitability and will continue to be affected negatively through the balance of calendar year 2001 since the Company has devoted substantial sums to develop current and new products, expand sales and marketing resources necessary for a rapid rollout of such products into additional markets, and attract and retain additional management personnel.

Business Overview

         The Company has historically developed enterprise or client server applications for collecting disease specific data at the point of care for several large hospitals and medical centers. In response to demand in the marketplace, the Company restructured its business model in the first and second quarters of 2001. The Company now offers technology-enabled population health management services. Our mission is to provide disease management services supported by our interactive, real-time software system solutions. Our solutions are available as client-managed integrated applications or as outsourced services through the Company.

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

         Our advanced software solutions are designed to bridge the worlds of disease management, population health management and technology. They are designed to assist physicians, patients and the entire healthcare community in assessing, preventing and managing all stages of disease and wellness. Currently, our solutions include two web portals: MyFamilyMD(TM) for consumers and CarePrime(TM) for physicians; and four clinical applications:
AsthmaWatch(R), Health-e-Coordinator(TM) care coordination tool, C-trax(TM) cardiovascular care tool and eImmune(TM) immunization management system.

         All of our systems solutions are built on a common platform--Medicive(TM) Medical Enterprise Data System--our proprietary, intelligent software architecture. Medicive(TM) is a proprietary system developed to collect, store, retrieve and analyze a broad range of information used in the healthcare industry. In fact, Medicive(TM) is capable of handling all data necessary to operate one or many medical treatment facilities. Medicive(TM) is designed to receive information for both the most complex and the simplest tasks encountered in a medical setting. It currently accommodates over 1,000 standard data elements containing in excess of 4,000 data sub-elements. We believe that it provides the platform for development of unlimited healthcare applications. A key feature of Medicive(TM) is its open architecture, which permits it to accept new data elements, which is important for an industry experiencing rapid advances in clinical and laboratory research, as well as changes in treatment protocols.

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

         The development and enhancements of the Company's products for delivery of disease management services is an ongoing process. Accordingly, we are still dependant for revenues from our traditional customers and will continue to increase our expenditures in the areas of development of disease management products, as well as client services, business development, and sales and marketing. As a result, we expect to continue to incur operating losses through the fourth quarter of 2001.

Results of Operations

         Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

         Total revenues for the three months ended September 30, 2001 amounted to $127,726 whereas total revenues for the three months ended September 30, 2000 amounted to $212,936. In the future, the Company expects to generate a significant portion of its revenues from licensing and subscriptions to the Company's products delivered over the Internet.

         The product development costs amounted to $115,831 for the three months ended September 30, 2001 as compared to $269,000 for the three months ended September 30, 2000. This decrease in spending was the result of the Company's increased utilization of its in-house developer rather than out-source its software development. The Company is continuing to devote internal efforts and resources to web-enable its software products and expand its disease management services. All product development costs in 1999 and 2000 and through September 30, 2001 were expensed.

         Selling, general and administrative expenses amounted to $1,356,426 for the three months ended September 30, 2001 as compared to $1,325,457 for the three months ended September 30, 2000.

         Cost of revenue amounted to $46,107 for the three months ended September 30, 2001 as compared to $117,610 for the three months ended September 30, 2000. This decrease amounting to $71,503 is purely associated with the Company's decrease sales and the components of each sale as certain sales may have a bigger hardware component than others.

         Marketing and advertising expenses amounted to $35,229 for the three months ended September 30, 2001 as compared to $38,686 for the three months ended September 30, 2000.

         For the three months ended  September  30, 2001,  the Company  recorded
amortization   of  goodwill   amounting  to  $179,517  in  connection  with  the
acquisition of MyFamilyMD during February 2001.

         For the quarters ended September 30, 2001 and 2000, the Company generated losses amounting to $1,653,487 and $1,522,313, respectively.

         Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

         Total revenues for the nine months ended September 30, 2001 amounted to $588,136 whereas total revenues for the nine months ended September 30, 2000 amounted to $277,163. This increase was directly attributable to the Company fulfilling a portion of a contract with Walter Reed Army Medical Center for implementation of C-Trax Cardiovascular tracking system and for implementation of a $250,000 contract for eImmune(TM), the Company's web enabled immunization management system. In the future, the Company expects to generate a significant portion of its revenues from the licensing and subscriptions to the Company's products delivered over the Internet.

         The product development costs amounted to $466,154 for the nine months ended September 30, 2001 as compared to $334,267 for the nine months ended September 30, 2000. This increase in spending was required to support the Company's continued efforts to web-enable its software products and expand its disease management services. All product development costs in 1999, 2000 and through September 30, 2001 were expensed.

         Selling, general and administrative expenses increased materially to $4,452,175 for the nine months ended September 30, 2001 as compared to $3,048,485 for the nine months ended September 30, 2000. The significant increase, which amounted to $1,403,690, is composed primarily of increased salaries and related benefits. The increase is directly associated with the Company's continued effort to build a strong management, sales, marketing and software development teams. Other smaller components of expenses representing increases in general and administrative expenses were: marketing, rent and travel costs for the sales force.

         Cost of revenue amounted to $82,231 for the nine months ended September 30, 2001 as compared to $163,123 for the nine months ended September 30, 2000. This decrease amounting to $80,892 is a direct result of the Company selling less hardware components in the current quarter, which carry a higher cost to the Company.

         Marketing and advertising expenses amounted to $141,595 for the nine months ended September 30, 2001 as compared to $120,838 for the nine months ended September 30, 2000.

         For the nine months  ended  September  30, 2001,  the Company  recorded
amortization   of  goodwill   amounting  to  $461,334  in  connection  with  the
acquisition of MyFamilyMD during February 2001

         For the nine months ended September 30, 2001 and 2000, the Company generated losses amounting to $7,980,046 and $3,494,861, respectively. The increase in losses (net of increase in revenue) is directly attributable to the Company's increased general and administrative expenses, the expensed portion of acquired in-progress research and development associated with the acquisition of MyFamilyMD of $1,642,860, increased research and development expenses amounting to $132,000, amortization of goodwill of $461,334 resulting from such acquisition, interest expense of $493,718, which is directly attributable to the Company's borrowings pursuant to the promissory notes which bear interest at 8% in addition to accreting the discount to interest expense as a result of the Company issuing warrants with such promissory notes, and debt conversion costs of $869,168 resulting from the reduction in exercise price in order to induce the debt holders to convert.

Liquidity and Capital Resources

         Working Capital Deficiency

         The Company's financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2001, the Company's accumulated deficit amounted to $15,042,165 of which $7,980,046 was generated during the first nine months of 2001, inclusive of purchased in-progress research and development of $1,642,860. Additionally, as of September 30, 2001, the Company had a working capital deficiency amounting to $2,629,653. Although management is optimistic that it will be able to raise additional capital, there can be no assurance that it will be able to do so. These facts raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

         During October 2001, the Company's Chief Executive Officer and a separate senior employee advanced to the Company an aggregate of $275,000 to provide working capital.

         In October 2001, the Company commenced a private offering of its Common Stock covering 2,000,000 shares or $1,000,000 at $.50 per share. As of November 7, 2001, the Company has raised a total $125,000 in this offering.

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

         The Company does not believe that its cash on hand as of September 30, 2001, together with additional funds received from collection of accounts receivables, will be sufficient to meet the Company's immediate cash requirements. The Company is currently seeking additional capital, but there can be no assurance that such financing will be available timely and on acceptable terms, if at all.

         The Company continues to actively seek additional funds either through the sale of equity or debt securities until the Company's pipeline can generate sufficient cash flow to support the Company's operations. The Company has retained various institutions to assist with these fund raising efforts and will continue to do so until it is self-sufficient.

         For the nine months ended September 30, 2001 and 2000, the Company used $3,547,648 and $2,806,316, respectively, in cash for operating activities funded by advances from officers and sale of securities to unrelated parties amounting to approximately $3,200,000 in the nine months ended September 30, 2001, and by proceeds from sale of Common Stock of approximately $3,475,000 in the nine months ended September 30, 2000.

         Employee Salary Deferment Program

         Beginning in the fourth quarter of 2000, in an effort to conserve its available cash, the Company established a salary deferment program whereby certain executive officers and certain other senior level employees agreed to defer all or a portion of their salaries until the Company reaches positive cash flows or secures significant financing either from equity or debt instruments. The program remained in effect as of the date of this report. As consideration for such deferrals, the Company agreed to pay interest at the rate of 8% per annum on the deferred salary. The Company intends to repay such accrued salary when its cash flow, either from operations or financing activities, permits the Company to do so. Certain participating officers and employees have elected to surrender all or a portion of the accrued salary in exchange for the Company's Common Stock at such time as the Company deems it advisable to effect such an exchange. Finally, the Company agreed to grant all officers and employees participating in the program warrants to purchase the Company's Common Stock at a price to be determined by agreement among the Company and such officers and employees as consideration for participating in this program. The Company has continued the salary deferment program through the third quarter of 2001, and beyond. As of September 30, 2001, the Company had accrued approximately $976,000 on account of such deferred salaries.

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


         Loans by Officers

         During the nine months ended September 30, 2001, the Company's Chief Executive Officer and Chief Operating Officer have periodically advanced funds to the Company for working capital. As of September 30, 2001, the Company was advanced a net of $881,000 after certain repayments and the conversion of a $275,000 loan to the Company by the Company's Chief Executive Officer into Common Stock. In addition, in October 2001, the Company's Chief Executive Officer advanced an additional $175,000 to provide the Company working capital.


         XL Health and Related Transactions

         In December 2000, the Company entered into non-binding letters of intent to acquire two corporations known as XL Health--Disease Management Holdings, Inc., doing business as CardioContinuum, and Diabetex Corporation ("Diabetex"), two companies engaged in the business of providing disease management services to cardiac and diabetes patients, respectively. Further, the Company announced that the preferred stockholders of CardioContinuum led by Psilos Group Partners, L.P. and its affiliates (the "C2 Investor Group") had agreed to loan the Company up to $1,000,000 to facilitate the transactions. Upon further due diligence, the Company elected not to acquire CardioContinuum. Instead, on March 2, 2001 the Company entered into an Amended and Restated Promissory Note and Warrant Purchase Agreement with the C2 Investor Group pursuant to which the C2 Investor Group agreed to loan the Company up to
$1,000,000 and granted the Company a one year option to acquire all CardioContinuum preferred stock and debt held by the C2 Investor Group for a nominal consideration. As consideration, the Company granted the C2 Investor Group detachable warrants to acquire 2.632 shares of its Common Stock at $.10 per share for each $1 of the face amount of the loan. The loan bears interest at 8% per annum, with a default rate of 12% per annum, and is due five years from original date of issuance. As of September 30, 2001, the C2 Investor Group (which includes a venture fund managed by the Company's Chief Executive Officer) funded an aggregate of $692,809 of the $1,000,000 and has received warrants to purchase 1,823,473 shares of the Company's Common Stock.

Pursuant to a promissory note and a security agreement dated December 19, 2000, the Company loaned Diabetex, $350,000 with a maturity date of February 19, 2002 or within 60 days of termination of merger discussions, bearing interest at 8% per annum. In March 2001, the parties terminated the merger discussions. Further, on April 30, 2001, the Company demanded that, pursuant to the terms of the promissory note, Diabetex repay the principal amount of the promissory note and all accrued interest thereon on or before June 29, 2001. As of September 30, 2001, Diabetex and certain of its related parties have paid the Company a total of $275,000, which has been first applied to accrued interest and reimbursable expenses and the balance to principal. As of September 30, 2001 the principal outstanding under the promissory note equaled $107,225, of which $36,372 was paid on October 23, 2001. The parties anticipate that the outstanding principal along with all accrued interest will be repaid in November 2001.

Factors Affecting the Company's Business and Prospects

         We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside of our control. These issues are discussed more fully in the section titled "Risk Factors" in Health Management's Form 10-KSB, filed on April 2, 2001.

         The Company is susceptible to additional risk because each of its few customers accounts for a large percentage of revenues. For the three months ended September 30, 2001, the Company had one unrelated customer that accounted for 80% of total revenues. As of September 30, 2001, the Company had one unrelated customers that accounted for 76% of accounts receivables.

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

Item 2.  Changes in Securities

         Effective as of July 13, 2001, the Company issued 107,560 shares of its Common Stock to an investment banker. These shares were issued in satisfaction of accrued consulting fees of $76,798. For purposes of this issuance, each shares of Common Stock was valued at $.71 per share. In addition, the Company granted the investment banker a five year warrant to purchase up to 180,000 shares of Common Stock at a per share price of $.75. The investment banker is an accredited investor. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder.

         Effective as of September 30, 2001, the Company issued 10,973 shares of its Common Stock to a consultant. These shares were issued in satisfaction of accrued consulting fees of $21,946. For purposes of this issuance, each shares of Common Stock was valued at $2.00 per share. The consultant is an accredited investor. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder.

Item 3.  Defaults upon Senior Securities

         The Company did not default upon any senior securities during the quarter ended September 30, 2001.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company did not submit any matters to a vote of its stockholders during the quarter ended September 30, 2001.

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


                                      I-TRAX, INC.

Date: November 13, 2001               By: /s/  Frank A. Martin
                                          ------------------------------------
                                          Name:   Frank A. Martin
                                          Title:     Chief Executive Officer