Form 10KSB
period 2001-12-31
I TRAX INC
filed 2002-04-04
CIK 1110189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                  For the fiscal year ended: December 31, 2001

[ ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission File Number: 0-30275

                                  I-TRAX, INC.
                   ------------------------------------------
                 (Name of small business issuer in its charter)

                 Delaware                                 23-3057155
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

             One Logan Square
      130 N. 18th Street, Suite 2615
        Philadelphia, Pennsylvania                               19103
 (Address of principal executive offices)                     (Zip Code)

                    Issuer's telephone number: (215) 557-7488

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock,
                                                                $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $ 613,070.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold on March 26, 2002 on the Over the Counter Bulletin Board was $23,597,341. As of March 26, 2002, the
number of shares outstanding of each class of common equity was 46,358,856 shares of Common Stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the issuer's definitive proxy statement for its 2002 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

Transitional Small Business Disclosure Format (Check one):  [   ] Yes  [X] No

                                                 I-TRAX, INC.

                                          FORM 10-KSB ANNUAL REPORT

                                     FOR THE YEAR ENDED DECEMBER 31, 2001

                                              TABLE OF CONTENTS
Item                                                                                                Page No.

                                                    PART I
1.   Description of Business............................................................................ 3
2.   Description of Properties..........................................................................21
3.   Legal Proceedings..................................................................................21
4.   Submissions of Matters to a Vote of Security Holders...............................................21

                                                   PART II

5.   Market for Common Equity and Related Stockholder Matters...........................................22
6.   Management's Discussion and Analysis of Financial Condition and Results of Operations..............25
7.   Financial Statements...............................................................................34
8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............60

                                                   PART III

9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with
     Section 16(a) of the Exchange Act .................................................................60
10.  Executive Compensation.............................................................................60
11.  Security Ownership of Certain Beneficial Owners and Management.....................................60
12.  Certain Relationships and Related Transactions.....................................................60
13.  Exhibits and Reports on Form 8-K...................................................................60
14.  Signatures.........................................................................................64

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

         This report includes and incorporates forward-looking statements. All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included or incorporated in this report, particularly under the heading "Risk Factors" beginning on page 14 that we believe could cause actual results or events to differ materially from the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

Business Overview

         I-trax, Inc. ("I-trax" or the "Company") has historically developed enterprise and client server applications for collecting disease specific data at the point-of-care for several large hospitals and medical centers. In 2001, the Company expanded its product lines by developing additional software applications, adding services and completing several strategic acquisitions. The Company now offers total population health management solutions. Our mission is to combine real time Internet-based software technology and targeted personal interventions by healthcare professionals to improve the quality of care, increase patient satisfaction, improve clinical outcomes, reduce practice variances, improve operating efficiencies and lower medical costs.

         Our products range from stand-alone software applications to total health management solutions. We believe that our software applications and total healthcare management solutions enable true coordination of care through utilization of shared records by all caregivers--specialists, primary care, critical care, nursing staff, diagnostic providers, pharmacy and, most importantly, patients. This is made possible by our flexible disease management engine and database architecture. We believe that our software is the key ingredient in effective population health management because we deliver the right information to the right person at the right time.

         Our stand-alone software applications assist physicians, patients and the entire healthcare community in assessing, preventing and managing all stages of disease and wellness. Currently, our stand-alone software applications include four clinical applications: AsthmaWatch(R), an asthma tracking tool, Health-e-Coordinator(TM), a disease management tool, C-trax(TM), a cardiovascular point-of-care tool, and eImmune(TM), an immunization management system; and two web portals: MyFamilyMD(TM) for consumers and CarePrime(TM) for physicians. We license our software applications as client-managed integrated applications or as an application service provider from our secure web hosting facility.

         Our population health management solutions assist public health agencies, hospitals, health plans, self-insured employers, and colleges and universities to manage the healthcare of their populations as outsourced services through I-trax. We deliver these service solutions by integrating Health-e-Coordinator(TM) disease management tool, our web portals Care Prime(TM) and MyFamilyMD(TM) and our patient contact center staffed by skilled nurses and other healthcare professionals 24 hours per day, 7 days per week. Our service solutions are flexible. Without significant modifications to our software applications, our solutions currently serve the diverse needs of university and college student health centers, indigent care coordination programs and disease management programs for acutely ill patient with co-morbidities.

         Our approach to the delivery of healthcare services is multi-disciplinary and promotes wellness, proactively identifies individuals at risk for or with a disease and empowers such individuals to become an integral part of their healthcare team. We believe that this approach supports the individual-physician relationship, emphasizes the importance of prevention of complications by utilizing evidence based practice guidelines and continuously evaluates clinical, behavioral and economic outcomes with the goal of improving health. We believe that we have particularly strong expertise in managing the care for individuals suffering from asthma, coronary artery disease, diabetes, heart failure, lower back pain and hypertension.

         All of our software applications and health management solutions are built on a common platform--Medicive(R) Medical Enterprise Data System--our proprietary, intelligent software architecture. Medicive(R) is a proprietary system developed to collect, store, retrieve and analyze a broad range of information used in the healthcare industry. Medicive(R) is capable of handling all data necessary to operate one or many medical treatment facilities. We believe that this software architecture provides the platform for development of many additional healthcare applications. Medicive(R) facilitates the real time delivery of the right information to the right person at the right time.

         We have identified three groups of users for our software applications and health management solutions: (1) Federal and state governments and quasi-governmental institutions; (2) managed care organizations, such as health plans, self-insured employers and insurers; and (3) colleges and universities. We are focusing our marketing and sales resources on these groups.

Corporate History

         I-trax, Inc.

         I-trax was incorporated in the State of Delaware on September 15, 2000 at the direction of the Board of Directors of I-trax Health Management Solutions, Inc. ("Health Management"), I-trax's then parent company. On February 5, 2001, I-trax became the holding company of Health Management at the closing of a reorganization pursuant to Section 251(g) of Delaware General Corporation Law. The holding company reorganization was described in greater detail in I-trax's registration statement on Form S-4 (Registration Number 333-48862). At the effective time of the reorganization, all of the stockholders of Health Management became the stockholders of I-trax and Health Management became a wholly owned subsidiary of I-trax. Further, all outstanding shares of Health Management were converted into shares of I-trax in a non-taxable transaction. Health Management no longer files reports with the Securities and Exchange Commission, and the price for its common stock is no longer quoted on the Over-the-Counter Bulletin Board. However, I-trax does file reports with the Securities and Exchange Commission, and the price for its Common Stock is quoted on the Over-the-Counter Bulletin Board under the symbol "IMTX." The shares of the Company are represented by the same stock certificates that represented shares of Health Management prior to the holding company reorganization.

         The holding company structure has allowed us greater flexibility in our operations and expansion and diversification plans, including in the acquisition of iSummit Partners, LLC, doing business as "MyFamilyMD" ("iSummit"), on February 7, 2001 and WellComm Group, Inc., an Illinois corporation ("WellComm"), on February 6, 2002.

         I-trax acquired iSummit effective as of February 7, 2001 in an exchange transaction pursuant to a Contribution and Exchange Agreement dated as of September 22, 2000, as amended. In the contribution and exchange, the Company issued a total of 4,222,500 shares of its Common Stock to the owners of iSummit and the owners contributed to the Company all of the issued and outstanding ownership interests in iSummit. At closing, of the total 4,222,500 shares I-trax agreed to issue, 2,086,250 shares were delivered to the owners of iSummit and 2,136,250 shares were deposited with an escrow agent. Effective as of December 31, 2001, a total of 1,289,184 shares held in escrow were returned to the Company and cancelled. Accordingly, the aggregate number of shares issued by I-trax to acquire iSummit has been reduced to 2,933,316 shares. This number may be further reduced by an additional 50,000 shares, as negotiations regarding such a further reduction are ongoing.

         I-trax Health Management Solutions, Inc.

         Health Management is a predecessor to I-trax. It was incorporated in the State of Delaware under the name of Marmac Corporation in May 1969. In December 1979, it changed its name to Ibex Industries International, Inc.

On April 1, 1996, Health Management purchased the assets of certain physician practices, changed its name to U.S. Medical Alliance, Inc., and commenced operations as a physician practice management company.

         As U.S. Medical Alliance, Health Management completed one additional physician practice acquisition. However, it did not have adequate liquidity or capital resources to withstand the downturn in the physician practice management industry, nor the ability to acquire profitable physician practices. In January 1997, the Board of Directors, in an effort to reorganize Health Management, elected Frank A. Martin as its President. Mr. Martin negotiated the return of the previously acquired physician practice assets to the physicians in exchange for the cancellation of any Health Management capital stock or notes associated with those acquisitions. Health Management changed its name to I-Trax.com, Inc. on August 27, 1999.

         On September 3, 1999, Health Management entered into a Software and Proprietary Product Corporate License Agreement with Member-Link Systems, Inc., a health information technology company. The license agreement gave Health Management the exclusive right to use certain software in an immunization tracking system (which we now call eImmune(TM)), and to develop an application allowing public and private health systems, among others, to track immunizations over the Internet. Concurrently with entering into the license agreement, the parties also entered into a technical services agreement, related to the technology licensed pursuant to the license agreement, and a management services agreement, related to the management and implementation of our business plan. As consideration for these agreements, Health Management issued 3,000,000 shares of Health Management common stock to Member-Link and 2,000,000 shares of Health Management common stock to certain executive officers of Member-Link.

         Effective as of December 30, 1999, Member-Link merged with and into Health Management pursuant to a Merger Agreement dated as of December 14, 1999. In the merger, Health Management issued an aggregate of 7,771,841 shares (as adjusted) of its common stock. The 3,000,000 shares of Health Management common stock held of record by Member-Link at the time of the merger were cancelled. Also, each of the license agreement, the technical services agreement and management services agreement were canceled.

         On February 7, 2001, Health Management and I-trax completed the previously described holding company reorganization. Health Management assumed its current name on March 21, 2001.

         WellComm Acquisition

         On February 6, 2002, I-trax acquired WellComm. WellComm is a healthcare services company that offers a broad array of expertise including a nurse contact center specializing in disease management, triage, health information survey, and research services for the healthcare industry.

         The WellComm acquisition was a two-step reorganization pursuant to a Merger Agreement dated as of January 28, 2002 (the "WellComm Merger Agreement") by and among I-trax, WC Acquisition, Inc., an Illinois corporation and a wholly-owned subsidiary of I-trax ("Acquisition"), WellComm, John Blazek and Carol Rehtmeyer. The initial step of the reorganization transaction involved a merger of Acquisition with and into WellComm, in which merger WellComm continued as the surviving corporation. The second step of the reorganization transaction involved a statutory merger of WellComm with and into I-trax, in which merger I-trax continued as the surviving corporation.

         At the closing of this merger, I-trax delivered to the WellComm stockholders $2,000,000 in cash and 7,440,000 shares of I-trax Common Stock and to each of Ms. Rehtmeyer and Jane Ludwig, both senior officers of WellComm prior to this merger, options to acquire 280,000 shares of I-trax Common Stock at an exercise price of $0.001 per share. I-trax also agreed to deliver to the WellComm stockholders additional contingent merger consideration either in cash or, at the election of John Blazek as a representative of the WellComm stockholders, in shares of I-trax Common Stock. The additional contingent merger consideration will be equal to 10% of revenues that may be generated by sales of new services to an existing WellComm client during a 12-month period beginning on the date such new services begin to be delivered. Such new services, however, must commence by February 5, 2003, but have not been commenced as of March 25, 2002. If the additional contingent merger consideration is paid in shares of I-trax Common Stock, the shares will valued at the lesser of $1.23 per share and the average of the closing price of I-trax Common Stock for twenty 20 consecutive trading days ending on the day prior to the day a contingent merger consideration payment is due.

         After the merger, each of Mr. Blazek and Ms. Rehtmeyer joined I-trax as a Managing Director and Ms. Ludwig joined I-trax as a Vice President pursuant to employment agreements with Health Management. In addition, Mr. Blazek and Ms. Rehtmeyer were elected to I-trax's Board of Directors.

         I-trax granted to the WellComm stockholders the following registration rights under the Securities Act of 1933, as amended, with respect to the shares of I-trax Common Stock issued in the merger: (i) two demand registration rights exercisable after February 5, 2005; and (ii) unlimited "piggy back" registration rights (subject to underwriter cut back) in the event I-trax registers I-trax Common Stock for its own account.

         I-trax funded the acquisition of WellComm by selling a 6% convertible senior debenture in the aggregate principal amount of $2,000,000 (the
"Debenture") to Palladin Opportunity Fund LLC ("Palladin") pursuant to a Purchase Agreement dated as of February 4, 2002 between I-trax and Palladin. Pursuant to the purchase agreement, I-trax also issued Palladin a warrant to purchase an aggregate of up to 1,538,461 shares of I-trax Common Stock at an exercise price of $1.10 per share (the "Warrant"). The outstanding principal and any interest under the Debenture are payable in full on or before February 3, 2004. Further, outstanding principal and any interest may be converted at any time at the election of Palladin into I-trax Common Stock at an initial conversion price of $1.00 per share. The initial conversion price is subject to "reset" as of the dates that are 12 months and 18 months after the issue date (each such date, a "Reset Date"). With respect to each Reset Date, the conversion price will only be reduced if the closing bid price for I-trax Common Stock, averaged during a period of 20 consecutive trading days ending on the date that immediately precedes the applicable Reset Date, is less than the then applicable conversion price, in which case, the reset conversion price is equal to such average.

         Pursuant to the Purchase Agreement, Palladin also received an option to purchase an additional 6% convertible senior debenture in the face amount of $1 million and received an additional warrant to purchase an aggregate of up to 769,230 shares of I-trax Common Stock. If issued, the terms of the optional debenture and warrant will be substantially similar to those of the Debenture and the Warrant. Finally, pursuant to a related registration rights agreement, I-trax agreed to register all of the shares of I-trax Common Stock underlying the Debenture and the Warrant on a registration statement on Form SB-2 or, if I-trax is then eligible, on a registration statement on Form S-3.

Our Products and Services - Technology Solutions

         Our software applications are both enterprise network and web-enabled. They provide a secure and confidential repository of clinical health information for public health agencies, private health organizations, health care providers, and the public at large. Our applications provide a platform for collecting certain disease-specific data at the point-of-care and offer a secure and confidential repository of clinical health information, which is fully accessible with proper authorization by any branch of the health care community. More specifically, our software applications can enable every individual or entity, such as the family physician, the specialist, the school nurse, the emergency room nurse or the pharmacist, who may be called upon to administer care to an individual, or the individual, with proper authorization, to enter data into or view such individual's medical records. As further described in Management's Discussion and Analysis, the Company did not generate significant sales of these products in 2001.

         Although each of our software applications is designed to manage a particular disease or clinical situation, all of our applications integrate with one another. Further, all of our software applications are built on a common platform--Medicive(R) Medical Enterprise Data System--our proprietary, intelligent software architecture.

         Medicive(R) Medical Enterprise Data System

         The Medicive(R) Medical Enterprise Data System is a proprietary software architecture developed to collect, store, retrieve and analyze a broad range of information used in the healthcare industry. This architecture was created from the Functional Area of Management for Data and Activity data model (FAM-D and FAM-A), originally designed under U.S. Government contract.

         Medicive(R) is capable of handling all data necessary to operate one or many medical treatment facilities. It is also designed to receive information for both the most complex and the simplest tasks encountered in a medical setting. It currently accommodates over 1,000 standard data elements containing in excess of 4,000 data sub-elements. We believe that this software architecture provides the platform for development of many additional healthcare applications. A key feature of Medicive(R) is its open architecture, which permits it to accept new data elements, and is an important feature for an industry experiencing rapid advances in clinical and laboratory research, as well as changes in treatment protocols.

         The flexibility of Medicive(R) Medical Enterprise Data System's construction is due primarily to the effort that went into its architecture design. Medicive(R) has been structured to capture information about the general health care process or activity and then to narrow the health care process or activity to the most specific level. Thus, the architecture permits new data to be added to the database because in the predominate majority of instances new data elements are extensions of data already addressed in the database. We believe that Medicive(R) Medical Enterprise Data System's flexibility in easily accommodating new health care processes or activities gives us an advantage over competitors which may need to spend far more time to modify their systems to accommodate new healthcare processes or activities. The Medicive(R) Medical Enterprise Data System contains and organizes several industry standard medical data elements and is capable of producing ICD9 diagnosis codes, CPT procedure codes, SNOMED, or Medcin coded medical data. These codes are commonly used in the medical profession to identify specific disease states.

         Medicive(R)'s schema is completely platform independent. Deployed systems have utilized Microsoft SQL Server 7.0. However, I-trax can create execution files to put Medicive(R) on any SQL platform available today, including, Oracle(R) 8i, Sybase(R) Adaptive Server, or IBM(R) DB2.

         eImmune(TM)

         eImmune(TM) is the first product we designed and built. It is a comprehensive immunization software product for processing, recording and tracking all immunizations and related adverse events. The application was developed in conjunction with Walter Reed Army Medical Center, Allergy and Immunology Department, in Washington, DC to maintain all military immunizations at that site. First installed at Walter Reed Medical Center in January 1998, it now handles medical records for over 2.5 million individuals, with over 2 million immunization entries. The Intranet and Internet enabled version of eImmune(TM) was released in August 2001 and has been updated regularly since then to add functionality. eImmune(TM) is designed for use by state registries, physician networks, managed care plans, school nurses and individual physicians. Further, public health agencies and private health organizations can use eImmune(TM) to create secure online immunization records that can be accessed over the Internet by parents, schools, primary care physicians, and other health providers. Finally, we believe that eImmune(TM) can also serve as a foundation for a bio-terrorism surveillance system as states begin to improve their healthcare applications.

         eImmune(TM) supports information flow required during the patient encounter and facilitates many aspects of the immunization process. eImmune(TM):

          o retrieves and records vital patient information such as medical history, medication history and allergies;

          o orders vaccines, tracks administration of vaccines, generates vaccination schedules and records adverse events;

          o allows for quick reminders and recall of patients who are behind on vaccinations;

          o captures standardized data that can be later used to generate outcome studies;

          o    generates  a record of all  immunizations,  makes  those  records
               permanently   available  and  thereby  avoids  lost  records  and
               consequent re-immunizations; and

          o Orders, records and tracks testing for Tuberculosis (PPD testing), including results and related reporting for Occupational Health to comply with Occupational Safety and Health Administration regulations.

         AsthmaWatch(R)

         AsthmaWatch(R) asthma and respiratory disease management system is the second application we designed and built. AsthmaWatch(R) was developed in conjunction with the University of Southern California Los Angeles County Medical Center and the Asthma and Allergy Foundation of America and is based on National Institute of Health guidelines. AsthmaWatch(R) is an information system developed to support community based asthma intervention programs. This information system models the flow of the health process so data is entered at time of the encounter, at point-of-care. AsthmaWatch(R):

          o captures complete medical and asthma history, including current and past medical conditions, medications and diagnostic results;

          o tracks disease related morbidity, asthma and allergy triggers, lung function testing and the relationship between health status and changes in therapy over time;

          o supports comprehensive staff assessments, including documentation of vital signs, medication, materials and device training and environmental assessment;

          o generates printed and electronic forms, including prescriptions, diagnostic tests, encounter reports, multi-lingual asthma action plans and patient education guidelines;

          o captures a comprehensive provider assessment which includes asthma activity, asthma severity, and upper airway disease assessment; records results of general medical exam and ICD9 and CPT coding; and orders skin tests and medications; and

          o    automates    development   of   personalized   care   plans   and
               pharmaceutical plans.

         This application facilitates team asthma care management by permitting specialists, nurses, care managers, acute and primary care providers and pharmacists up-to-the-minute access to disease and patient information. Because our software permits real-time access to each patient's complete history by logging into AsthmaWatch(R), none of the participants in the asthma care delivery process makes a decision in a vacuum. AsthmaWatch(R) delivers to all participating providers all data necessary to make the best patient care decision in real-time. Furthermore, AsthmaWatch(R) is designed to match the protocol expected to be followed by the applicable provider, thus preventing skipped steps.

         C-trax(TM)

         C-trax(TM) is a comprehensive client server software application designed to manage delivery of cardiovascular care and all related information at the point-of-care. C-trax(TM) was developed in conjunction with Walter Reed Army Medical Center. C-trax(TM) supports numerous clinical functions within a cardiology practice, which enables efficient collection and accurate reproduction of information and results in significant savings of time and clinical and administrative resources. The system can meet the needs of large and small hospitals as well as individual cardiology practices. C-trax(TM):

          o supports and properly documents patient encounters, diagnostic tests, patient-flow through the clinic, pharmacological therapy plans, exam orders, and lab results reviews;

          o provides the cardiologist with the ability to access digital imaging, echocardiography tests, electrophysiologic studies, and nuclear lab tests;

          o    completes   charts  and  notes,   generates   repots,   including
               longitudinal data graphing, and facilitates analysis of outcomes data; and

          o Documents risk for cardiac disease using a risk assessment tool based on the Framingham study.

         MyFamilyMD(TM)

         MyFamilyMD(TM) is a web-based software application that allows individuals to chronicle their daily health progress, medications, allergies, exercise and health goals and communicate with their physician or other health care provider via secure, private messaging. MyFamilyMD(TM)'s health assessment tools, called MedWizards(R), allow users to determine their level of risk for various health conditions and provide users with guidelines on early risk prevention. MyFamilyMD(TM) empowers users to monitor and control their health by reviewing trends in their healthcare regimen by using dynamic and easy-to-use graphs and reports. MyFamilyMD(TM):

          o provides each user a secure personal home page, inbox and personal health profile to record health interests, medical conditions, symptoms, medications, diet and exercise habits, immunizations and other health related issues;

          o helps users, utilizing interactive MedWizards(R), to monitor every area of users' health, including blood glucose, insulin dosing, blood pressure, weight, height, pulse, peak flow, lab values and other variables; users can design customized journals or daily diaries to keep track of symptoms and other healthcare issues;

          o supports secure messaging between users, I-trax's clinical staff and, if desired, the users' physicians or other care providers;

          o delivers to users daily personalized content about their medical concerns and health interests, alerts about medication and consumer product recalls and notifications and reminders about upcoming appointments, refills, prevention and screening tests; and

          o automatically completes health forms, including state mandated immunization forms.

         CarePrime(TM)

         CarePrime(TM) is a web-based software application that allows physicians and their staff to enhance relationships with, and improve the care of, their patients. CarePrime(TM) permits secure messaging between the physicians and their staff and patients, facilitates on-line appointment requests and referrals. In addition, CarePrime(TM) promotes informed and therefore better management of health activities by enabling providers, with patient authorization, to access patient's MyFamilyMD(TM) personal health profile and health tracking tools and streamline office procedures with automated forms and notifications. CarePrime(TM) and MyFamilyMD(TM) promote a partnership between patients and physicians. CarePrime(TM):

          o permits physicians and their staff to send patients secure individualized messages, group notices, messages and alerts and custom automated notifications, such as exam reminders, at specific times based on patient demographics, medical condition, or health concerns;

          o allows physicians and their staff to view and edit the patient's personal health profile and MedWizard(R) generated health assessment results, with the information entered by the patient and the physician easily distinguishable;

          o accepts electronic information contained on health forms and immunization records completed by patients using MyFamilyMD(TM), and, after physician's verification, adds such information to the patients' electronic medical record;

          o tracks vaccine dosing schedules and generates reports when patients are not compliant; and

          o tracks and reports easy-to-use vaccine recalls, adverse reactions and practice compliance.

         Health-e-Coordinator(TM)

         Health-e-Coordinator(TM) is a web-based software application designed to support the disease management process including referral, enrollment, assessment, documentation and care coordination, according to current published clinical guidelines. At this time, Health-e-Coordinator(TM) supports congestive heart failure ("CHF") and diabetes disease states. The application facilitates the recording of medications, immunizations, problem lists, diet and exercise histories, and disease-specific parameters, such as weight, New York Heart class (a common parameter for evaluating the patient's functional status), ejection fraction (a measurement of heart function), blood pressure, hemoglobin A1c (a blood test that reflects control of blood glucose levels), and lipid panel, during patient assessments. The recorded information can be viewed from a variety of screens. In addition, the application's patient snapshots and flow sheets allow users a quick look at the patient profile over time.

         Health-e-Coordinator(TM) serves as an over-arching application to view and manage all information that resides in our Medicive(R) Medical Enterprise Data System, irrespective of which of our other software applications was used to store the information. For example, one I-trax client uses a combination of Health-e-Coordinator(TM) and C-trax(TM) to manage CHF patients in a clinic setting to standardize the health assessment process, maximize data collection for outcomes reporting and optimal patient care.

         Health-e-Coordinator(TM) enables disease management by providing caregivers with assessment questions, printable education material, and recommendations for interventions to prevent morbidity and improve outcomes for patients with chronic illnesses such as CHF and diabetes. Health-e-Coordinator(TM) also supports workflow by incorporating a schedule task list to alert users to activities that are due for a given patient population based on the care plan for that disease management program. A client can customize activities such as follow up visits and educational interventions. The Resource Library included in Health-e-Coordinator is specific to each disease and can also be customized by each client. It provides clients with live links to on-line resources such as national guidelines, professional education, and consumer education. Health-e-Coordinator(TM):

          o allows the system to be tailored to the needs of individual healthcare systems, accepting customized protocols for referrals and supporting disease management programs for chronic illness such as asthma, cardiovascular care and eventually diabetes; and

          o when combined with the MyFamilyMD(TM), helps healthcare professionals to identify and assess health risks and if necessary enroll patients into health management program(s), thus providing for them the ability to observe the patient's progress and development.

Our Products and Services -- Service Solutions

         Health-e-Life   Program--Disease   and  Population   Health  Management
         Programs

         I-trax's health management solutions are total solutions. Through our Health-e-Life Program, we can:

          o using our existing software applications and data interfaces with third party applications, collect and aggregate raw healthcare data of a defined population, including hospital, emergency department, outpatient, pharmacy and similar data, into single data platform--Medicive(R) Medical Enterprise Data System;

          o    analyze aggregated data using proprietary and licensed electronic
               modeling  tools,   and  stratify  the  defined   population  into
               categories based on risk of certain health related conditions;

          o allow individuals using MyFamilyMD(TM), primary care physicians and their staff using CarePrime(TM) and specialists using our specialist applications including AsthmaWatch(R), C-trax(TM) and eImmune(TM), to access the aggregated data, supplement that data with current information, which may include current results, emerging health conditions and results self risk assessments and other data collected by our MedWizards(R);

          o    allow   individuals   using   MyFamilyMD(TM)   and  primary  care
               physicians and their staff using CarePrime(TM) to implement individual care initiatives using secure messaging and population health management using automatic group alerts and notifications;

          o allow individuals using MyFamilyMD(TM)to request prescription refills and make medical appointments;

          o allow I-trax's care management professionals, based on nationally recognized disease management protocols, to coordinate the care of any subgroup of a defined population utilizing Health-e-Coordinator(TM), telephonic interventions, audiofax, mail and other outreach programs, which may include health education about disease recognition and disease progression, with specific emphasis on asthma, coronary artery disease, diabetes, heart failure, low back pain and hypertension;

          o allow members of the defined population access to I-trax's care management professionals 24 hours per day, 7 days per week;

          o    provide triage service; and

          o integrate our program with electronic home monitoring devices and home visits as needed.

         We tailor our program to serve various segments of the healthcare community, including public health agencies, hospitals, health plans, self-insured employers and colleges and universities. We can scale our applications and operations to serve a broad range of needs.

         Student Health Solutions

         I-trax has adapted a combination of MyFamilyMD(TM) and CarePrime(TM) software applications to serve America's colleges and universities. The combination of the two products provides a powerful and valuable means for student health centers to execute their missions of education and outreach, prevention, and care management for their students. Our student health solutions provide a mechanism to streamline data management at student enrollment, improve communications between the health centers and students after they are enrolled, aggregate health information seamlessly and provide a secure, confidential and open communication channel between student health centers and students about their health. Our student health applications:

          o permit students to complete required immunization records and medical history forms online, replacing manual distribution of forms, handling their return, and manually inputting the data;

          o    provide private, secure electronic  communication for all student
               health  services  including  online   appointment   requests  and
               prescription refill requests;

          o automate routine student health service tasks, including intercollegiate athletic physical and re-certification forms, initial and annual women's health visit information requirements, routine pre-visit forms or related information requirements,

          o provide students with a home health web page with personal health record;

          o deliver news, articles, and health/wellness education based on demographic and health profile criteria, using students preferred mode of communication;

          o provide students online health risk assessments based on the American College Health Association- National College Health Assessment, Center for Disease Control-National College Health

               Risk Behavior Survey and, if necessary, the institutions specific needs, with aggregated outcomes reported to the student health services; and

          o if agreed upon, provide access to our other population health management solutions and software applications.

Our Market and Business Strategy

         We believe that the market for our population health management solutions is large and continues to grow. The Disease Management Purchasing Consortium & Advisory Council ("DMC2") estimates that in 1997, the disease management industry generated $77 million in contracted fees. DMC2 also estimates that in 2001, those contracted fees grew to $480 million. As the costs of medical care continue to grow and medical errors increase, there is a growing recognition throughout the healthcare community of the need for targeted, coordinated, and effective healthcare management solutions. Because our solution is scalable and can be tailored to fit into most healthcare organizations, we feel we have a competitive advantage. We have identified, and are targeting, the following segments of the healthcare industry as purchasers of our solutions:

          o Self-Insured Employers. As the ultimate payor for health related costs, self-insured employers have a significant stake in making sure that employees and their dependents are empowered with tools to make the best and most educated healthcare decisions. We believe that correct and informed decisions will not only reduce direct healthcare costs, but also reduce employee absenteeism and improve employee's focus at work. Where employees are older or retired and at risk for chronic diseases, the ability to do early risk identification and targeted interventions will not only help reduce costs, but improve quality of life as well.

          o Military and Government. eImmune(TM) is the first application we designed and built. It now serves as a repository of immunization records for 2 million individuals. With recent increased funding to state health programs, this application is now very expandable.

          o Public Health Agencies. Public health agencies are charged with coordinating care to a significant portion of America's uninsured population. Our care coordination tools and disease management programs are well suited to benefit this segment of the healthcare market. Furthermore, eImmune(TM) and our other software applications are ideally suited for aggregating and analyzing vast of amounts of data required to, among other things, track immunizations and detect trends that can provide important surveillance information in the event of an outbreak of infectious diseases associated with bio-terrorism.

          o Health Plans and Health Insurers. We believe that the era of Health Maintenance Organizations denying access to care as a measure to reduce costs is over. We believe that health plans and health insurers are under increasing pressure to revise their methods to reduce medical errors, coordinate care and implement technology enabled population health management solutions and disease management programs. We believe that denial of access was a short-term solution that is now causing escalated costs. Population health management is a long-term solution with proven return on investment.

          o Colleges and Universities. Students are the most Internet enabled segment of our population and America's colleges and universities have an increasing need to communicate with their students, streamline and automate the collection of medical histories during the enrollment process, and improve communication between the student and student health services in a secure, confidential manner.

         We make our services available to our clients on a periodic subscription basis or, for certain software applications, on a subscription or for a one-time license fee basis. Although we have historically licensed out software applications on a one-time licenses fee basis, we believe that the subscription sales will represent a more significant portion of our sales in the future. We typically price self-insured employer solutions on a per covered member per month basis. A single covered member typically includes an employee and the employee's dependents. The actual per covered person price typically reflects the level of services we are contracted to provide. Solutions offered to health plans and health insurers are priced on a per member per month basis. And college health services products are priced with reference to the number of enrolled students in a given semester. Finally, we seek to price products we offer to public health agencies and military and government installations with reference to the number of records that will be retained in the system.

Customer Service

         We obtain new business, in part, based upon referrals from satisfied customers, such as Walter Reed Army Medical Center and Los Angeles County. We have received referrals from Walter Reed Medical Center in two primary forms. First, the immunology department at Walter Reed has referred its own departments to us for possible product purchase. Second, Walter Reed has provided some of our prospective customers with positive information relating to our products and our commitment to customer service. In addition, customers, such as Walter Reed Army Medical Center, have returned to purchase some of our new products and upgrades on our existing products. We attribute this success, in part, on our high level of customer service. We intend to continue this high level of customer service, as we believe it is a key factor for its success in this market. Management has recently implemented a staffing plan in advance of growth to assure that premier standards in customer service are met.

Competition

         Numerous companies are operating in the disease management segment of the larger healthcare industry. Many of these companies are larger than we are and have greater resources, including access to capital. We believe, however, that our total population health management solutions are unique. We also believe that our software applications and our broad based expertise in designing and deploying scalable, military grade software applications allow us to compete effectively against these larger competitors. We consider the following types of companies to compete with us in providing a similar product:

          o Disease management and care enhancement companies, such as American Healthways, Lifemasters, Matira, Allere and McKesson HBOC.

          o Established providers of existing, healthcare information technology. These firms have competencies in hospital information systems but also offer general electronic medical records, practice management systems, clinical data repositories, hospital information systems, accounting systems. E.g. Cerner Corporation, Siemens, McKesson HBOC, GE Medical Systems, Philips, IDX and Epic.

          o Health-related, on-line services or websites targeted at consumers, such as careenhance.com, drweil.com,
               healthcentral.com,        healthgate.com,       intelihealth.com,
               mayoclinic.com, thriveonline.com, webmd.com and wellmed.

          o Established software and computer companies that have publicly expressed plans to develop medical information software, such as IBM, Oracle and Microsoft.

          o    Hospitals,   HMOs,   pharmaceutical   companies,   managed   care
               organizations, insurance companies, other healthcare providers and payors that offer disease management solutions.

         One or more of these companies could choose to expand their markets so as to compete more directly with us. Most of them are better capitalized than we are, and therefore such an entry into our niche would add to the competitive pressures of our business. Nonetheless, we believe we enjoy two primary competitive advantages. First, we have standing strategic relationships with two early adopters of our technology: Walter Reed Army Medical Center and LA County/USC Medical Center, two entities that have used our custom applications since 1995 and 1996, respectively. We believe the use of our software applications by these customers has proved that our products add value to the delivery of healthcare to patients with specific diseases. Second, we have a time advantage in software and database development over any new direct competitor.

Intellectual Property

         Our proprietary software applications are protected by United States copyright laws. We have registered the use of certain of our trade names and service names in the United States. We also have the rights to a number of Internet domain names, including I-trax.com and .net, MyFamilyMD.com and .net, eImmune.com and .net, AsthmaWatch.com and .net, CarePrime.com and .net and healthecoordinator.com. In addition, we continuing to explore potential availability of patent protection for our business processes and innovations.

Research and Development

         We conduct research and development on three levels on a continuing basis. First, we continually study the business process in the medical community. A pivotal part of the success of our products is understanding the exact needs of our customers, and applying that knowledge to the graphic user interface, thus allowing our systems to integrate into the user's workflow without disruption. The Company was founded on this principle. We are constantly studying the changing work environment and clinical landscape of our customers and the industry as a whole. New disease modules, such as a diabetes-tracking module, are under development and modifications and additional functionality will continue to be added to currently available software applications.

         Second, as a by-product of the business process study, the invention and development of unique problem solving tools embedded in our software applications make possible the process of entering and retrieving vast amounts of information in short periods of time. Constant development, re-engineering and implementation of these tools is a priority of the design and engineering staff and will continue to be our focus, allowing us to maintain a leading role in information systems development.

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

         We have spent approximately $ 1.4 million on research and development activities over the past two fiscal years, the majority of which was attributable to the build out of the MyFamilyMD(TM) health assessment tools called MedWizards(R), Health-e-Coordinator(TM) and CarePrime(TM). We expect to continue to spend funds on adding functionality to MyFamilyMD(TM) by adding MedWizards(R), on CarePrime(TM), which interacts with MyFamilyMD(TM) and its MedWizards(R), and on Health-e-Coordinator(TM) by adding additional disease capabilities.

Employees

         We believe our success depends to a significant extent on its ability to attract, motivate and retain highly skilled, vision-oriented management and employees. To this end, we focus on incentive programs for our employees and endeavor to create a corporate culture that is challenging, rewarding and fun. As of December 31, 2001, we had 31 full-time employees. Immediately following the closing of the WellComm transaction on February 6, 2002, we had 64 full-time and 42 part-time employees.

Risk Factors

         In addition to other information in this report, you should carefully consider the following risks and the other information in evaluating I-trax and its business. Our business, financial condition and results of operations could be materially and adversely affected by each of these risks. Such an adverse effect could cause the market price of our Common Stock to decline, and you could lose all or part of your investment.

         We May be Unable to Raise Necessary Capital to Continue As A Going Concern

         Additional funds are required to complete our planned product development efforts, expand our sales and marketing activities, and to cover cash shortfalls until our current and projected pipeline materializes. At present, we have funds to cover our operating expenses. However, we will probably need additional funds in the future. We are continuously seeking out investors who will provide additional funds, but there is no assurance that we will succeed in obtaining sufficient amounts of capital. In addition, we have incurred losses from operations and although we have stockholders' equity of approximately $1.7 million as of December 31, 2001, because our expenses continue to exceed our sales there is substantial doubt that we will be able to continue as a going concern.

         Our future capital requirements and the adequacy of available funds will depend on numerous factors, including:

          o    successful   commercialization   of  our  existing  services  and
               products,

          o    progress in our product development efforts,

          o    the  growth  and  success  of  effective   sales  and   marketing
               activities, and

          o    the  cost  of  filing,   prosecuting,   defending  and  enforcing
               intellectual property rights.

We will have to obtain such funds through an equity or debt financing, strategic alliances with corporate partners and others, or through other sources. We do not have any committed sources of additional financing, and we cannot provide assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may have to delay, scale-back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others. Moreover, if we continue to have operating losses and are unable to obtain capital to cover them, we may be unable to remain in business. These results, in turn, could cause the relinquishment of our rights to certain of our technologies, products or potential markets, dilution of your ownership in our business, or our loss of what we believe is a current competitive advantage in technology enabled population health management field. Therefore, the inability to obtain adequate funds could have a material adverse impact on our business, financial condition and results of operations.

         We Have a  History  of  Operating  Losses,  Anticipate  We  Will  Incur
         Continued   Operating  Losses  for  the  Following  Twelve  Months  and
         Therefore May Eventually be Unable to Continue Our Operations

         We have used substantial cash to fund our operating losses, and we have never earned a profit. Through December 31, 2001, we have used approximately $10 million of cash to fund our operating activities. Moreover, we expect to use additional cash to fund our operating losses for the reasonably foreseeable future. Our ability to achieve profitability will depend, in part, on:

          o    the market's accepting our service and software applications;

          o successful deployment and retention of our services and software applications by our customers; and

          o    our sales and marketing activities.

         The success of our business model depends on customers, such as public health agencies, hospitals, health plans, self insured employers, and colleges and universities being attracted to and using our population health management solutions. Although we believe that this business model will be successful, we cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. There is substantial uncertainty as to our ability to continue as a going concern due to our historical negative cash flow and because we may not have access to sufficient capital to meet our projected operating needs for at least the next twelve months.

         The Segment of the Healthcare Industry in Which We Operate is Relatively New and Our Sales Cycle Is Long and Complex

         Disease and population health management business, which is growing rapidly, is a relatively new segment of the overall healthcare industry and has many entrants which are marketing various services and products labeled as disease and population health management. Many companies use the generic label of "disease management" to characterize a wide range of activities from the sale of medical supplies and drugs to services aimed at managing demand for healthcare services. Because this segment of the industry is relatively new, potential purchasers take a long time to evaluate and purchase such services, lengthening our sales cycle. Further, the sales and implementation process for our services and software applications is lengthy, involves a significant technical evaluation and requires our customers to commit a great deal of time and money. Finally, the sale and implementation of our solutions are subject to delays due to our customers' internal budgets and procedures for approving large capital expenditures and deploying new services and software applications within their organizations. The sales cycle for our solutions, therefore, is unpredictable and has generally ranged from three to twenty-four months from initial contact to contract signing. The time it takes to implement our solutions is also difficult to predict and has lasted as long as eighteen months from contract execution to the commencement of live operation. During the sales cycle and the implementation period, we may expend substantial time, effort and money preparing contract proposals, negotiating the contract and implementing the solution without receiving any related revenue.

         Our Limited Operating Experience May Cause Us to Misjudge the Segment of the Healthcare Industry in Which We Are Operating

         We have only recently begun to design, build and offer technology enabled population health management solutions. Our enterprise software applications have been operational for less than three years, our web-based solutions have been operational for less than one year, and we have just begun to offer technology enabled population health management solutions. Accordingly, we have a limited operating history in our business. Furthermore, we are also facing other risks and challenges, including a lack of meaningful historical financial data upon which to plan future budgets, increasing competition, the need to develop strategic relationships, and other risks described below. We cannot guarantee that we will be able successfully to implement our business model. An investor in our Common Stock must consider the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. As a result of the absence of meaningful history and experience in our business, we may easily misjudge the nature or size of our perceived markets, or the amount of work or capital necessary to complete our pending products or implement our business plan.

         We May Be Unable to Implement Our Business Strategy, Which Requires Us to Deploy Our Products Effectively and Attract Customers

         Although we believe that there is significant demand for our services and products in the over all healthcare market, there are many reasons why we may be unable to execute on our business strategy, including our possible inability to:

          o    deploy our services and software applications on a large scale;

          o attract a sufficiently large number of public health agencies, hospitals, health plans, self-insured employers and colleges and universities to subscribe for our services and software applications;

          o    increase awareness of our brand;

          o    strengthen user loyalty;

          o    develop and improve our services and software applications;

          o continue to develop and upgrade our services and software applications; and

          o    attract, retain and motivate qualified personnel.

         The Healthcare Industry Is Subject to Cost Pressures And Government Regulation

         The healthcare industry is currently subject to significant cost reduction pressures as a result of constrained revenues from governmental and private revenue sources as well as from increasing underlying medical care costs. These pressures will continue and possibly intensify. Although we believe that our services and software applications assist public health agencies, hospitals, health plans and self-insured employers to control the high costs associated with the treatment of chronic diseases, the pressures to reduce costs immediately may have a negative effect in certain circumstances on our ability (or the length of time we require) to obtain new contracts. In addition, the focus on cost reduction may pressure our customers to restructure contracts and reduce our fees.

         Many of our existing and potential clients are subject to considerable state and Federal government regulation. Many of these regulations are vaguely written and subject to differing interpretations that may, in certain cases, result in unintended consequences that may affect our ability to effectively deliver our services. The current focus on regulatory and legislative efforts to protect the confidentiality of patient identifiable medical information, as evidenced by the Health Insurance Portability and Accountability Act of 1996
("HIPAA"), is one such example. While we believe that our ability to obtain patient identifiable medical information for disease management purposes from certain of our clients is protected in recently released Federal regulations governing medical record confidentiality, state legislation or regulations will preempt Federal legislation if it is more restrictive. Accordingly, new Federal or state legislation or regulations that restricts the availability of this information to us or leaves uncertain whether disease management is an allowable use of patient identifiable medical information would have a material negative effect on us.

         Government Regulation Could Adversely Affect Our Business

         Although we are not directly subject to many of the governmental and regulatory requirements affecting healthcare delivery, our clients, such as public health agencies, hospitals, health plans, and self-insured employers must comply with a variety of regulations including the licensing and reimbursement requirements of Federal, state and local agencies. Further, certain our professional healthcare employees, such as doctors and nurses, are subject to individual licensing requirements. All of our healthcare professionals who are subject to licensing requirements are licensed in the state in which they are physically present. Multiple state licensing requirements for healthcare professionals who provide services telephonically over state lines may require us to license some of our healthcare professionals in more than one state. We continually monitor the developments in telemedicine. There is no assurance, however, that new judicial decisions or Federal or state legislation or regulations would not increase the requirement for multi-state licensing of all central operating unit call center health professionals, which would significantly increase our administrative costs.

         We are indirectly affected by changes in the laws governing health plan, hospital and public health agency reimbursement under governmental programs such as Medicare and Medicaid. There are periodic legislative and regulatory initiatives to reduce the funding of the Medicare and Medicaid programs in an effort to curtail or reduce overall Federal healthcare spending. Federal legislation has and may continue to significantly reduce Medicare and Medicaid reimbursements to most hospitals. These reimbursement changes are negatively affecting hospital revenues and operations. There can be no assurance that such legislative initiatives or government regulations would not adversely affect our operations or reduce the demand for our services.

         Various Federal and state laws regulate the relationship among providers of healthcare services, other healthcare businesses and physicians. The "fraud and abuse" provisions of the Social Security Act provide civil and criminal penalties and potential exclusion from the Medicare and Medicaid programs for persons or businesses who offer, pay, solicit or receive remuneration in order to induce referrals of patients covered by Federal health care programs (which include Medicare, Medicaid, TriCare and other Federally funded health programs). Although we believe that our business arrangements with our clients are in compliance with these statutes, these fraud and abuse provisions are broadly written and the full extent of their application is not yet known. We are therefore unable to predict the effect, if any, of broad enforcement interpretation of these fraud and abuse provisions.

         Our Dependence on the Internet and Internet Related Technologies Subjects Us to Frequent Change and Risks

         Our web-based software applications depend on the continuous, reliable and secure operation of Internet servers and related hardware and software. In the past, several large Internet commerce companies have suffered highly publicized system failures, which resulted in adverse reactions in their stock prices, significant negative publicity and, in certain instances, litigation. It is possible that we may also suffer service outages from time to time. To the extent that our service is interrupted, our users will be inconvenienced and our reputation may be diminished. If access to our system becomes unavailable at a critical time, users could allege we are liable as a result. Some of these outcomes could directly result in a reduction in our stock price, significant negative publicity and litigation. Although our computer and communications hardware is protected by physical and software safeguards, they are still be vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. We will not have one hundred percent redundancy for all of our computer and telecommunications facilities. A catastrophic event could have a significant negative effect on our business, results of operations, and financial condition.

         We also depend on third parties to provide our certain of our clients with Internet and on-line services necessary for access to our servers. It is possible that our clients will experience difficulties with Internet and other on-line services due to system failures, including failures unrelated to our systems. Any sustained disruption in Internet access provided by third parties could have a material adverse effect on our business, results of operations and financial condition.

         Finally, we retain confidential healthcare information on our servers. It is, therefore, critical that our facilities and infrastructure remain secure and that our facilities and infrastructure are perceived by clients to be secure. Although we operate our software applications from a secure facility managed by a reputable third party, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors or similar disruptive problems. A material security breach could damage our reputation or result in liability to us.

         If Our Platform Infrastructure and its Scalability Cannot be Proven, Customers May Be Reluctant to Purchase our Products

         We are just beginning to implement our Internet based products. If the system is used by an increasing number of users, we will need to expand our network infrastructure from time to time. In addition, we will need to accommodate changing consumer and customer requirements. We are unable to project accurately the rate or timing of increases, if any, in the use of our website and may be unable to expand and upgrade our systems and infrastructure to accommodate such changes on a timely basis, at a commercially reasonable cost, or at all. Our systems may not accommodate increased use while maintaining acceptable overall performance. Service lapses could cause our users to instead use the on-line services of our competitors.

         We May be Sued by Our Users if We Provide Inaccurate Health Information
         on  Our  Website  or   Inadvertently   Disclose   Confidential   Health
         Information to Unauthorized Users

         Because users of our website will access health content and services relating to a medical condition they may have or may distribute our content to others, third parties may sue us for defamation, negligence, copyright or trademark infringement, personal injury or other matters. We could also become liable if confidential information is disclosed inappropriately. These types of claims have been brought, sometimes successfully, against on-line services in the past. Others could also sue us for the content and services that will be accessible from our website through links to other websites or through content and materials that may be posted by our users in chat rooms or bulletin boards. Any such liability will have a material adverse effect on our reputation and our business, results of operations or financial position.

         Our Business Will Be Adversely Affected If We Lose Key Employees or Fail to Recruit and Retain Other Skilled Employees

         Our Chairman, Frank A. Martin, is an integral part of our business and our future success greatly depends upon his retention. Similarly, other officers and directors provide us with key relationships, such as Dr. Michael O'Connell with Walter Reed Medical Center and Dr. Craig Jones with Breathmobile and the University of Southern California School of Medicine. Finally, our Chief Technology Officer, David C. McCormack is an essential part of our technology development efforts. Our failure to retain these individuals could have a significant adverse impact on our ability to compete and succeed in the future.

         Our future success also depends to a significant extent on our ability to attract, retain and motivate highly skilled employees. As we secure new contracts for our services and implement our products, we will need to hire additional personnel in all operational areas. We may be unable to attract, assimilate or retain such highly qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected.

         We May Be Unable to Compete Successfully Against Companies Offering Similar Products

         A large number of health care companies are offering disease management services and healthcare focused software solutions. Further, the number of Internet websites offering users health care content, products and services is vast. In addition, traditional health care providers compete for consumers' attention both through traditional means as well as through new Internet initiatives. Although we believe our technology enabled service solutions are unique and better than our competitors', we compete for customers with numerous other businesses.

         Many of these potential competitors are likely to enjoy substantial competitive advantages compared to us, including:

          o    greater  name  recognition  and  larger  marketing   budgets  and
               resources;

          o    larger customer and user bases;

          o    larger production and technical staffs;

          o    substantially  greater financial,  technical and other resources;
               and

          o the ability to offer a wider array of on-line products and services;

         To be competitive, we must continue to enhance our products and services, as well as our sales and marketing channels.

         We May be Exposed to Uninsured Liability Claims

         We maintain professional malpractice, errors and omissions and general liability insurance for all of our locations and operations. Although we believe that these insurance policies are adequate in amount and coverage for our current operations, there can be no assurance that coverage is sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost.

         Health Management, our operating subsidiary, had engaged in the physician practice management business. While we are no longer engaged in that business, Health Management may be subject to unknown liabilities arising from such prior business operations, which may have a material adverse effect on our business, operations, financial condition, or prospects.

         Prior to the merger with Health Management, Member-Link was engaged in the business of marketing, selling and installing eImmune(TM) and AsthmaWatch(R). Since beginning its operations in 1996 until March 15, 2000, Member-Link and Health Management did so without obtaining product or professional liability insurance. Accordingly, if any customer of Member-Link or Health Management should in the future claim that the software applications Member-Link and/or Health Management sold prior to obtaining insurance on March 15, 2000 was defective, we would not have the protection of insurance in satisfying or defending against such claims. At this time we are not aware of any such claims. Any such claims, however, could have a material adverse effect on our business, results of operations, financial condition and prospects.

         Our clients may sue us if any of our software applications or services is defective, fails to perform properly or injures the user. Even though we currently have insurance, claims could require us to spend significant time and money in litigation, to pay significant damages and to reserve for such liability on our financial statements. At this time we are not aware of any such claims. However, any such claims, whether or not successful, could seriously damage our reputation and our business, results of operations or financial position.

         If Our Intellectual Property Rights Are Undermined By Third Parties Our Business Will Suffer

         Our intellectual property is important to our business. We rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property. Our efforts to protect our intellectual property may not be adequate. Our competitors may independently develop similar technology or duplicate our products or services. Unauthorized parties may infringe upon or misappropriate our products, services or proprietary information. In addition, the laws of some foreign countries do not protect proprietary rights as well as the laws of the United States do, and the global nature of the Internet makes it difficult to control the ultimate destination of our products and services. In the future, litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation would probably be time-consuming and costly. We could be subject to intellectual property infringement claims as the number of our competitors grows and the content and functionality of software applications and services overlap with competitive offerings. Defending against these claims, even if not meritorious, could be expensive and divert our attention from operating our company. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial damage award and forced to develop noninfringing technology, obtain a license or cease selling the applications that contain the infringing technology. We may be unable to develop noninfringing technology or obtain a license on commercially reasonable terms, or at all. We also intend to rely on a variety of technologies that we will license from third parties, including any database and Internet server software, which will be used to operate our applications to perform key functions. These third-party licenses may not be available to us on commercially reasonable terms. The loss of or inability to obtain and maintain any of these licenses could delay the introduction of enhancements to our software applications, interactive tools and other features until equivalent technology could be licensed or developed. Any such delays could materially adversely affect our business, results of operations and financial condition.

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

         Our  Officers  Have   Effective   Control  of  the  Company  and  Other
         Stockholders May Have Little or No Voice in Corporate Management

         Our Chairman, Vice-Chairman, the venture capital firm with which our Chairman is affiliated, and three members of our Office of the President beneficially own, in the aggregate, approximately 32% of the outstanding shares of our Common Stock. As a result, these stockholders, acting together, effectively control the election of directors and matters requiring approval by our stockholders. Thus, they may be able to prevent corporate transactions such as future mergers that might be favorable from our standpoint or the standpoint of the other stockholders.

         The Loss of Any of Our Very Limited Number of Customers Will Have a Material Adverse Effect On Our Business

         Historically, a very limited number of customers has accounted for a significant percentage of our revenues. In 2000, our largest customers, Office of the Attending Physician and Walter Reed Army Medical Center, accounted for

55% and 25% of our revenues, respectively. In 2001, our largest customer, Walter Reed Army Medical Center, accounted for 84% of our revenues. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues of a small number of customers. Accordingly, if we were to lose the business of even a single customer, our results of operations would be materially and adversely affected.

         The Price of Our Common Stock Is Volatile

         Our stock price has been and we believe will continue to be volatile. The stock's volatility may be influenced by the market's perceptions of the healthcare sector in general, or other companies believed to be similar to us or by the market's perception of our operations and future prospects. Many of these perceptions are beyond our control. In addition, our stock is not heavily traded and therefore the ability to achieve relatively quick liquidity without a negative impact on our stock price is limited.


ITEM 2.  DESCRIPTION OF PROPERTIES

         Our executive, administrative and sales offices are located in Philadelphia, Pennsylvania, where we lease approximately 4,659 square feet of office space pursuant to a lease expiring in June 2005 at a current annual rate of $123,463. The property is in good condition.

         Our technology development offices are located in Reston, Virginia, where, effective as of February 2, 2002, we lease approximately 1,381 square feet of office space pursuant to a lease expiring in August 2003 at a current annual rate of $41,430. The property is in good condition.

         Our call center is located in Omaha, Nebraska, where, subsequent to the closing of the WellComm acquisition on February 6, 2002, we lease approximately 3,751 square feet of office space pursuant to a lease expiring in August 2003, at a current annual rate of $48,000. The property is in good condition.

         We do not invest in real estate, interest in real estate, real estate mortgages or in persons primarily engaged in real estate activities

ITEM 3.  LEGAL PROCEEDINGS

Threatened Litigation

         In 1998, a former Chief Executive Officer, stockholder and creditor of Health Management (the "Plaintiff") commenced an action in New Jersey state court against, among others, the present Chief Executive Officer of Health Management. Health Management is identified in the caption as a defendant. The complaint alleges breach of contract, breach of fiduciary duty, breach of the covenant of good faith and fair dealing, securities fraud, common law fraud, negligent misrepresentation and racketeering activity. See Nazir Memon v. Frank Martin, et al, CAM-L-04026-98. The allegations in this action reference circumstances relating to Health Management's prior line of business of physician practice management. In 1999, the court entered two orders dismissing the action "without prejudice" for procedural reasons. Furthermore, in 1999 the Plaintiff filed for bankruptcy protection. As part of the bankruptcy proceedings, the Plaintiff, the present Chief Executive Officer and Health Management entered into a stipulation limiting the period within which the Plaintiff can bring a new action alleging Plaintiff's claims. Plaintiff sought to reactivate his prior state court action in January 2001 (within the stipulated period), rather than commence a new action. The stipulated time period for commencing a new action has expired. By Opinion-Letter/Order dated August 22, 2001, the New Jersey Superior Court, Civil Division, ruled that Plaintiff is barred from reactivating the civil action by the bankruptcy stipulation. The Plaintiff is appealing the Civil Division Opinion-Letter/Order and the appeal is pending. As of December 31, 2001, the Company made no accrual for accounting purposes because the Plaintiff's success in this matter is not deemed probable nor could the Company reasonably estimate any adverse effect based on the current facts.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market and Stockholder Information

I-trax Common Stock is quoted on the OTC Bulletin Board under the symbol "IMTX." The following table sets forth the high and low closing bid information for the Common Stock for the periods indicated:

                                                        High           Low

          2002
           First Quarter (through March 25, 2002)      $1.4700       $1.0200

          2001
           Fourth Quarter                              $1.6500       $0.3600
           Third Quarter                                0.7000        0.3600
           Second Quarter                               0.7800        0.5500
           First Quarter                                1.7500        0.5625

          2000
           Fourth Quarter                              $3.0000       $1.7500
           Third Quarter                                5.0000        2.3770
           Second Quarter                               3.5000        1.2500
           First Quarter                                5.2500        1.2500

         The information presented above was supplied to I-trax by Nasdaq Trading and Market Services and reflects inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

         As of March 1, 2002, there were approximately 855 registered holders and approximately 527 "street name" holders of I-trax Common Stock. On March 26, 2002 the last reported sales price of I-trax Common Stock was $1.02.

         I-trax has never paid or declared any cash dividends on I-trax Common Stock or other securities and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

         From November 2000 through May 2001, the Company completed an offering of convertible promissory notes and stock purchase warrants to accredited investors. In undertaking this offering, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder. The convertible promissory notes had a maturity date of one year from the date of issue and accrue interest at 8% per annum with a default rate of 12% per annum. The principal amount of, and accrued and unpaid interest under, the convertible promissory notes were convertible into I-trax Common Stock. The stock purchase warrants grant holders a right to purchase 2 shares of I-trax Common Stock for each $1 in original principal amount of convertible promissory notes. The initial conversion price of the convertible promissory notes and the exercise price of the stock purchase warrants were $2 per share, subject, in each case, to full-ratchet anti-dilution adjustment in the event of a subsequent offering with an effective per share price of less than $2. An individual and an affiliated fund, which collectively purchased convertible promissory notes with an aggregate principal amount of $1,000,000, led this private placement. In addition, $250,000 previously advanced to us by Frank A. Martin, our Chief Executive Officer, and $250,000 previously advanced to us by Gary Reiss, our Chief Operating Officer, in each case in October 2000, was converted into this offering. As of June 30, 2001 the Company raised a total of $2,200,000 pursuant to this offering. The Company filed a Form D with the
Securities and Exchange Commission in connection with the issuance the convertible promissory notes and stock purchase warrants.

         I-trax acquired iSummit effective as of February 7, 2001 in an exchange transaction pursuant to a Contribution and Exchange Agreement dated as of September 22, 2000, as amended. The Company issued a total of 4,222,500 shares of its Common Stock to acquire iSummit. Effective as of December 31, 2001, this number of shares of I-trax Common Stock was reduced to 2,933,316 shares on account of post closing adjustments to the purchase price. In undertaking this offering, the Company relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder. All iSummit members are accredited investors. The Company filed a Form D with the Securities and Exchange Commission in connection with the issuance of its Common Stock in this transaction.

         On June 25, 2001 and pursuant to an Exchange Agreement dated May 14, 2001, the holders of the convertible promissory notes, including Mr. Martin, our Chief Executive Officer, and Mr. Reiss, our Chief Operating Officer, agreed to exchange the principal amount of such promissory notes and interest accrued thereon through May 15, 2001 in the aggregate amount of $2,280,157 for I-trax Common Stock at the exchange price of $.50 per share. As consideration for the exchange, the Company reset the exercise price of the warrants to acquire 2,200,000 shares of its Common Stock, originally issued together with the convertible promissory notes, to $.50 per share. Accordingly, the Company issued a total of 4,560,314 shares of I-trax Common Stock in the exchange. In undertaking this exchange, the Company relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder.

         During the first and second quarters of 2001, Mr. Martin, the Company's Chief Executive Officer, loaned the Company $515,000 to fund the Company's working capital deficiency. Of such amount, the Company repaid $240,000 in June 2001. On June 25, 2001, Mr. Martin exchanged the outstanding portion of the loan in the amount of $275,000, and interest thereon in the amount of $9,163, into I-trax Common Stock at the exchange price of $.50 per share. The Company issued an aggregate of 568,324 shares of its Common Stock in this exchange. In addition, the Company issued Mr. Martin a stock purchase warrants to acquire 515,000 shares of I-trax Common Stock at an exercise price of $.50 per share as consideration for this bridge financing. The terms of this exchange transaction and warrant issuance, including the exchange price and the calculation of the number of warrants granted, were intended to be identical to those applicable to the debt exchange transaction closed by the Company on June 25, 2001 and described above. In undertaking this offering, the Company relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder.

         During the first and second quarters of 2001, Mr. Reiss, the Company's Chief Operating Officer, loaned the Company $240,000 to fund the Company's working capital deficiency. The Company repaid this amount in June 2001. On June 25, 2001, as consideration for the loan, the Company issued Mr. Reiss stock purchase warrants to acquire 240,000 shares of I-trax Common Stock at an exercise price of $.50 per share. The terms of the warrant issuance, including the calculation of the number of warrants granted, were intended to be identical to those applicable to the debt exchange transaction closed by the Company on June 25, 2001 and described above. In undertaking this offering, the Company relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder.

         On March 2, 2001, the Company entered into an Amended and Restated Promissory Note and Warrant Purchase Agreement with a group of investors led by Psilos Group Partners, L.P. (collectively, the "Psilos Group") pursuant to which the Psilos Group agreed, among other things, to loan the Company up to
$1,000,000. The Psilos Group included Nantucket Healthcare Ventures I, L.P. ("Nantucket"), a venture fund managed by Mr. Martin, the Company's Chief Executive Officer. As consideration, the Company granted the Psilos Group warrants to acquire 2.632 shares of its Common Stock at $.10 per share for each $1 of the face amount of the loan. The loan bears interest at 8% per annum, with a default rate of 12% per annum, and is due five years from original date of issuance. The Psilos Group funded $692,809 of the $1,000,000 and received warrants to purchase 1,823,474 shares of I-trax Common Stock. Of such total amounts, Nantucket funded $75,000 and received warrants to purchase 197,400 shares of I-trax Common Stock. In undertaking this offering, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder. All Psilos Group investors are accredited investors. Effective as of January 4, 2002, all Psilos Group investors exercised their warrants using a cashless exercise feature and received an aggregate of 1,701,584 shares of I-trax Common Stock.

         In May 2001, the Company issued 9,000 shares of its Common Stock to an investment banker, representing a portion of such banker's fees. The investment banker is an accredited investor. In undertaking this offering, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder.

         Effective as of June 25, 2001, the Company completed a private placement of 2,200,000 shares of its Common Stock at $.50 to two investors, yielding to the Company a total of $1,100,000. As consideration for completing the private placement, the Company issued to the participating investors stock purchase warrants to purchase 1 one share of I-trax Common Stock for each $2 invested in this private placement at an exercise price of $1.00 per share. The Company, therefore, issued warrants to acquire a total of 550,000 shares of its Common Stock. Both participants in the private placement are accredited investors. In undertaking this offering, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder. The Company filed a Form D with the Securities and Exchange
Commission in connection with the issuance of its Common Stock in this transaction.

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

         Effective as of September 30, 2001, the Company issued 10,973 shares of its Common Stock to a consultant. These shares were issued in satisfaction of accrued consulting fees of $21,946. For purposes of this issuance, each share of Common Stock was valued at $2.00 per share. The consultant is an accredited investor. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder.

         In October 2001, the Company initiated a private placement of up to 6,000,000 shares of its Common Stock to accredited investors at $.50 per share, seeking to raise approximately $2,500,000 in cash and to convert into I-trax Common Stock approximately $500,000 accrued by the Company on account of services rendered to the Company by certain of its consultants and vendors. As of December 31, 2001, we sold an aggregate of 3,901,000 shares, yielding to us $1,950,500, issued an aggregate of 784,975 shares in exchange for previously rendered services and issued an aggregate of 669,000 in exchange for surrender of debt held by the Company's Chief Executive Officer and Chief Operating Officer. During the month of January 2002, we sold an additional 110,000 shares, yielding to us $55,000. We closed the private placement on January 31, 2002. The funds raised in this private placement, with the exception of a portion of the proceeds used to cover related expense, have been used to fund the Company's operations. In issuing shares in this private placement, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder. We filed with the Securities and Exchange Commission a Form D in connection with the issuance of our shares in this private placement.

         Beginning in November 2000, in an effort to conserve cash, the Company established a salary deferment program whereby certain executive officers, including Messrs. Martin and Reiss, and other employees agreed to defer all or a portion of their salaries. To induce employees to participate in the salary deferment program the Company agreed to pay interest at the rate of 8% per annum on the deferred salary. In addition, the Company promised participating employees that they would receive (i) an option to convert deferred salary into equity on the same basis as third-party investors in the Company and (ii) "coverage warrants" to the extent such were granted to third-party investors while participating employees were deferring pay. The Company ended the salary deferment program on December 31, 2001. As of December 31, 2001, the Company accrued $1,038,876 on account of deferred salaries and interest thereon. Certain participating employees, including Messrs. Martin and Reiss, agreed to exchange a total of $814,595 of accrued salary, together with interest thereon, for warrants to acquire 2,327,415 shares of Common Stock with an exercise price of $0.15 per share. The number of warrants issued to each employee electing to surrender accrued salary was calculated by dividing such employee's total accrued salary and interest thereon by $0.35. Accordingly, if an employee elected to exchange accrued salary for warrants and later exercised these warrants, the effective per share price for the shares of I-trax Common Stock that such employee would receive would be $.50. The price of $.50 per share was intended to equal the price per share paid by third-party investors purchasing I-trax Common Stock in several private placements completed by I-trax in 2001.

The Company also granted the participating employees warrants to acquire an aggregate of 710,983 shares of Common Stock at an exercise price of $.50 per share and warrants to acquire an aggregate of 102,073 shares of Common Stock at an aggregate of $1.00 per share. These extra warrants were issued to all employees that participated in the salary deferment program because similar warrants were issued by the Company to third-party investors in connection with the several private placement completed by the Company in 2001. In undertaking these private placements, the Company relied on an exemption from registration under Section 4(2) of the Securities Act.

         Effective as of December 31, 2001, Mr. Martin, the Company's Chief Executive Officer, exercised 470,066 warrants by surrendering to the Company for cancellation a portion of a loan in the amount of $70,510 payable by the Company to Mr. Martin. The Company issued the warrants to Mr. Martin as part of the Company's salary deferment program described above. In undertaking this issuance, the Company relied on an exemption from registration under Section 4(2) of the Securities Act.

         During the third and fourth quarters of 2001, Mr. Reiss, the Company's Chief Operating Officer, loaned the Company $296,000, Mr. Martin, the Company's Chief Executive Officer, loaned the Company $280,000 and Alan Sakal, the Company's Senior Vice President, loaned the Company $100,000, in each case, to fund the Company's working capital deficiency. The Company repaid Mr. Sakal's loan in January 2002. On December 20, 2001, as consideration for the loans, the Company issued Messrs. Reiss, Martin and Sakal stock purchase warrants to acquire 148,000 shares, 140,000 shares and 50,000 shares of I-trax Common Stock, respectively, at an exercise price of $1.00 per share. The terms of the warrant issuance, including the calculation of the number of warrants granted, were intended to be identical to those applicable to the warrants issued in connection with the Company's private placement of $1,100,000 of I-trax Common Stock and warrants on June 25, 2001 and described above. In undertaking this offering, the Company relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion and analysis together with our financial statements and the notes to our financial statements included elsewhere in this report.

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. In order for I-trax, Inc. (the "Company" or "I-trax") to utilize the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by important factors, which are set forth below and elsewhere in this report, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include the Company's ability to continue as a going concern and the Company's ability to execute contracts for disease management services and software technology.

         The Company's financial statements have been prepared assuming that it will continue as a going concern. As of December 31, 2001, the Company's working capital deficiency amounted to $624,863. During the past two years, cash flow deficits have amounted to approximately $400,000 per month on average. Through December 31, 2001 and the date of this report, the Company has been able to secure financing to fund these deficits. Most recently, the Company secured such funding from unrelated parties, and in the past, from its Chief Executive Officer, Chief Operating Officer and other employees of the Company. In the near future, additional cash will be required to enable the Company to finish the development of its core products, liquidate its short-term liabilities and continue to implement its marketing strategy. Management is optimistic that it will be able to raise additional capital to fund these initiatives and also to fund cash flow deficits; however, there can be no assurance that it will be able to do so.

         Further, during the fourth quarter of 2001 and immediately subsequent thereto, the Company executed several sales contracts and two joint marketing agreements with organizations that have the ability to market the Company's products and services to their existing clients. The Company expects that these key agreements will generate revenue in 2002 and that in the second half of 2002 the Company will have sufficient cash flow to fund its cash flow deficits.

Nonetheless, the Company may require additional funding to fund its cash flow deficits until then. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Corporate History Overview

         I-trax was incorporated in the State of Delaware on September 15, 2000 at the direction of the Board of Directors of I-trax Health Management Solutions, Inc. ("Health Management"), I-trax's then parent company. On February 5, 2001, I-trax became the holding company of Health Management at the closing of a reorganization pursuant to Section 251(g) of Delaware General Corporation Law. The holding company reorganization was described in greater detail in I-trax's registration statement on Form S-4 (Registration Number 333-48862). At the effective time of the reorganization, all of the stockholders of Health Management became the stockholders of I-trax and Health Management became a wholly owned subsidiary of I-trax. Further, all outstanding shares of Health Management were converted into shares of I-trax in a non-taxable transaction. Health Management no longer files reports with the Securities and Exchange Commission, and the price for its common stock is no longer quoted on the Over-the-Counter Bulletin Board. However, I-trax does file reports with the Securities and Exchange Commission, and the price for its Common Stock is quoted on the Over-the-Counter Bulletin Board under the symbol "IMTX." The shares of the Company are represented by the same stock certificates that represented shares of Health Management prior to the holding company reorganization.

         The holding company structure has allowed us greater flexibility in our operations and expansion and diversification plans, including in the acquisition of iSummit Partners, LLC, doing business as "MyFamilyMD" ("iSummit"), on February 7, 2001 and WellComm Group, Inc., an Illinois corporation ("WellComm"), on February 6, 2002.

         I-trax acquired iSummit effective as of February 7, 2001 in an exchange transaction pursuant to a Contribution and Exchange Agreement dated as of September 22, 2000, as amended. In the contribution and exchange, the Company issued a total of 4,222,500 shares of its Common Stock to the owners of iSummit and the owners contributed to the Company all of the issued and outstanding ownership interests in iSummit. At closing, of the total 4,222,500 shares I-trax agreed to issue, 2,086,250 shares were delivered to the owners of iSummit and 2,136,250 shares were deposited with an escrow agent. Effective as of December 31, 2001, a total of 1,289,184 shares held in escrow were returned to the Company and cancelled. Accordingly, the aggregate number of shares issued by I-trax to acquire iSummit has been reduced to 2,933,316 shares. This number may be further reduced by an additional 50,000 shares, as negotiations regarding such a further reduction are ongoing. Since February 7, 2001, iSummit has been a passive, wholly-owned entity of the Company with certain intellectual property as its only assets.

Business Overview

         I-trax has historically developed enterprise and client server applications for collecting disease specific data at the point-of-care for several large hospitals and medical centers. In 2001, the Company expanded its product lines by developing additional software applications, adding services and completing several strategic acquisitions. The Company now offers total population health management solutions. Our mission is to combine real time Internet-based software technology and targeted personal interventions by healthcare professionals to improve the quality of care, increase patient satisfaction, improve clinical outcomes, reduce practice variances, improve operating efficiencies and lower medical costs.

         Our products range from stand-alone software applications to total health management solutions. Our stand-alone software applications assist physicians, patients and the entire healthcare community in assessing, preventing and managing all stages of disease and wellness. Currently, our stand-alone software applications include four clinical applications:
AsthmaWatch(R), an asthma tracking tool, Health-e-Coordinator(TM), a disease management tool, C-trax(TM), a cardiovascular point-of-care tool, and eImmune(TM), an immunization management system; and two web portals:
MyFamilyMD(TM) for consumers and CarePrime(TM) for physicians. We license our software applications as client-managed integrated applications or as an application service provider from our secure web hosting facility.

         Our population health management solutions assist public health agencies, hospitals, health plans, self-insured employers, and colleges and universities to manage the healthcare of their populations as outsourced services through I-trax. We deliver these service solutions by integrating Health-e-Coordinator(TM) disease management tool, our web portals Care Prime(TM) and MyFamilyMD(TM) and our patient contact center staffed by skilled nurses and other healthcare professionals 24 hours per day, 7 days per week. Our service solutions are flexible and adoptable. Without significant modifications to our software applications, our solutions address the specific needs of several segments of the healthcare industry, including, as examples, university and college student health plans, indigent care coordination and disease management initiatives and disease management of acutely ill patient with co-morbidities.

Recent Developments

         Recent Acquisition

         On February 6, 2002, I-trax acquired WellComm. WellComm is a healthcare services company that offers a broad array of expertise including a nurse contact center specializing in disease management, triage, health information survey, and research services for the healthcare industry. For the fiscal year ended December 31, 2001, WellComm recognized revenue of $5,287,702 and earnings before provision for income taxes of $327,159. For the fiscal year ended December 31, 2000, WellComm recognized revenue of $979,142 and a loss of $ 119,954.

         The WellComm acquisition was a two-step reorganization pursuant to a Merger Agreement dated as of January 28, 2002 (the "WellComm Merger Agreement") by and among I-trax, WC Acquisition, Inc., an Illinois corporation and a wholly-owned subsidiary of I-trax ("Acquisition"), WellComm, John Blazek and Carol Rehtmeyer. The initial step of the reorganization transaction involved a merger of Acquisition with and into WellComm, in which merger WellComm continued as the surviving corporation. The second step of the reorganization transaction involved a statutory merger of WellComm with and into I-trax, in which merger I-trax continued as the surviving corporation. . The parties to the WellComm Merger Agreement intend to treat the initial step and the second step of the reorganization as part of an integrated plan, such that the two steps constitute a single transaction described in Rev. Rule 2001-46, 2001-42 Internal Revenue Bulletin 321 (Sep. 24, 2001), and thus a tax-free reorganization pursuant to
Section 368 of the Internal Revenue Code of 1986, as amended.

         At the closing of this merger, I-trax delivered to the WellComm stockholders $2,000,000 in cash and 7,440,000 shares of I-trax Common Stock and to each of Ms. Rehtmeyer and Jane Ludwig, both senior officers of WellComm prior to this merger, options to acquire 280,000 shares of I-trax Common Stock at an exercise price of $0.001 per share. I-trax also agreed to deliver to the WellComm stockholders additional contingent merger consideration either in cash or, at the election of John Blazek as a representative of the WellComm stockholders, in shares of I-trax Common Stock. The additional contingent merger consideration will be equal to 10% of revenues that may be generated by sales of new services to an existing WellComm client during a 12-month period beginning on the date such new services begin to be delivered. Such new services, however, must commence by February 5, 2003, but have not been commenced as of March 25, 2002. If the additional contingent merger consideration is paid in shares of I-trax Common Stock, the shares will valued at the lesser of $1.23 per share and the average of the closing price of I-trax Common Stock for twenty 20 consecutive trading days ending on the day prior to the day a contingent merger consideration payment is due. Any additional shares distributed will be recognized as compensation expense in the period earned.

         After the merger, each of Mr. Blazek and Ms. Rehtmeyer joined I-trax as a Managing Director and Ms. Ludwig joined I-trax as a Vice President pursuant to employment agreements with Health Management. In addition, Mr. Blazek and Ms. Rehtmeyer were elected to I-trax's Board of Directors.

         I-trax granted to the WellComm stockholders the following registration rights under the Securities Act of 1933, as amended, with respect to the shares of I-trax Common Stock issued in the merger: (i) two demand registration rights exercisable after February 5, 2005; and (ii) unlimited "piggy back" registration rights (subject to underwriter cut back) in the event I-trax registers I-trax Common Stock for its own account.

         I-trax funded the acquisition of WellComm by selling a 6% convertible senior debenture in the aggregate principal amount of $2,000,000 (the
"Debenture")  to  Palladin  Opportunity  Fund  LLC  ("Palladin")  pursuant  to a

Purchase Agreement dated as of February 4, 2002 between I-trax and Palladin. Pursuant to the purchase agreement, I-trax also issued Palladin a warrant to purchase an aggregate of up to 1,538,461 shares of I-trax Common Stock at an exercise price of $1.10 per share (the "Warrant"). The outstanding principal and any capitalized interest under the Debenture are payable in full on or before February 3, 2004. Further, outstanding principal and any capitalized interest may be converted at any time at the election of Palladin into I-trax Common Stock at an initial conversion price of $1.00 per share. The initial conversion price is subject to "reset" as of the dates that are 12 months and 18 months after the issue date (each such date, a "Reset Date"). With respect to each Reset Date, the conversion price will only be reduced if the closing bid price for I-trax Common Stock, averaged during a period of 20 consecutive trading days ending on the date that immediately precedes the applicable Reset Date, is less than the then applicable conversion price, in which case, the reset conversion price is equal to such average.

         Pursuant to the Purchase Agreement, Palladin also received an option to purchase an additional 6% convertible senior debenture in the face amount of $1 million and received an additional warrant to purchase an aggregate of up to 769,230 shares of I-trax Common Stock. The terms of the optional debenture and warrant will be substantially similar to those of the Debenture and the Warrant. Finally, pursuant to a related registration rights agreement, I-trax agreed to register all of the shares of I-trax Common Stock underlying the Debenture and the Warrant on a registration statement on Form SB-2 or, if I-trax is then eligible, on a registration statement on Form S-3.

Results of Operations

         For the two years ended December 31, 2001, the Company did not generate significant sales. During the period, the Company expended a predominant portion of its resources to build and deliver eImmune(TM) and C-Trax(TM) to Walter Reed Army Medical Center in accordance with prior contractual obligations. Further, during such period, the Company re-focused its efforts to changing from developing custom software applications for few clients to: (1) commercializing existing software applications including eImmune(TM), AsthmaWatch(R) and C-Trax(TM), (2) web-enabling new applications including MyFamilyMD(TM), CarePrime(TM) and Health-e-Coordinator(TM), and (3) and attempting to commercialize these products as a total population health management solution. This process began in May 2000 when the Company brought together its current management team. The process continued in 2001, when, in response to demand in the marketplace, the Company supplemented its technology solutions with disease management services. The Company has now focused its marketing efforts on three main markets: (1) college and university student health services; (2) the Department of Defense/public health sector; and (3) health plans and self-insured employers.

         Year Ended December 31, 2001 Compared to Year Ended December 31, 2000.

         Total revenues for 2001 amounted to $613,070, which represents an increase of $352,425 or 135% from $260,645 for 2000. This increase was primarily attributable to: (i) a software license for eImmune(TM) to Walter Reed Army Medical Center and (ii) C-trax(TM) software application, likewise for Walter Reed Army Medical Center. Although revenue increased, cost of revenue decrease by 36% from $156,034 for 2000 to $99,584 for 2001. The decrease in the cost of revenue is directly attributable to the fact that contracts executed in 2001 require delivery of software applications rather than hardware, as was the case with contracts fulfilled in 2000. In 2002 and beyond, the Company expects to generate revenues by (i) licensing its software applications on a subscription basis to customers that rely on their own capabilities to deliver disease management service or (ii) delivery of total population health/disease management solutions, encompassing technology and services. Management expects that its cost of sales will fluctuate depending on the type of contract. Management also expects that technology based contracts will yield a low cost of sales whereas disease management contracts coupled with services will increase the cost of sales. The Company also expects that many of its future licenses will require the Company to make its software applications accessible by Internet on a subscription basis to self-insured employers, health plans and colleges and universities.

         The product development costs amounted to $818,176 for 2001, representing an increase of approximately 15% from prior year. The majority of this sum is attributable to the build out of the MyFamilyMD(TM) health assessment tools called MedWizards(R), Health-e-Coordinator(TM) and CarePrime(TM). We expect to continue to spend funds on adding functionality to MyFamilyMD(TM) by adding MedWizards(R), on CarePrime(TM), which interacts with

MyFamilyMD(TM) and its MedWizards(R), and on Health-e-Coordinator(TM) by adding additional disease capabilities. All product development costs in 2000 and 2001 were expensed.

         General and administrative expenses (excluding salary and related benefits which are explained separately below) equaled $1,711,430 for 2001, a decrease of 25% from $2,286,594 for 2000. The decrease was attributable to several factors. First, in 2000, the Company incurred certain expenses related to the Company's changed management structure. In addition, the Company incurred substantial expenses related to its holding company reorganization, acquisition of iSummit and related Securities and Exchange Commission filings, including a registration statement on Form S-4. These costs were primarily recruiting fees, consulting, legal and other professional fees. In the third quarter of 2001, in order to conserve cash, the Company reassessed its spending budget and implemented certain cost cutting measures, including an employee head count reduction. Management anticipates that in 2002 it will maintain a level of spending similar to that of the fourth quarter of 2001 because management believes the Company now has the personnel to handle increased revenue with minimal incremental costs. The Company will also incur additional expenses in the area of dues, filing fees and maintenance fees in connection with applying for the listing of its securities on the American Stock Exchange.

         Salary and related benefits increased by 140% from $2,903,071 for 2000 to $6,996,108 for 2001. A major component of such increase, $3,100,000, is attributable to a non-cash charge associated with the Company's issuing stock purchase warrants to employees and officers in exchange for surrender of accrued salary under the Company's Salary Deferment Program. The Salary Deferment Program commenced in November 2000 and terminated on December 31, 2001. Approximately $1,000,000 was accrued by the Company pursuant to the Salary Deferment Program. In December 2001, the Company gave program participants the option of converting their accrued salary into equity or being paid out over time if and when the Company generated positive cash flows from operations. Employees that deferred approximately $825,000 agreed to covert this amount into equity. The Company converted this amount by granting each employee a warrant to purchase one share of Common Stock at an exercise price of $.15 per share, for each $.35 of deferred salary. For accounting purposes, the Company valued such warrants utilizing the Black-Scholes pricing model, which takes in to account current market price and volatility of the Company's securities along with other key factors. Such valuation resulted in a charge to earnings of approximately $3,100,000. The remainder of the increase amounting to a approximately $993,000 (inclusive of payroll taxes and related benefits), relates to the Company adding senior personnel to, among others things, market the Company's population health management services and student health solutions. Management believes that the added expense has improved the Company's marketing strategy significantly and that the Company is well positioned for the roll out of its products in 2002.

         Acquired in progress research and development amounted to $1,642,860 for 2001. This amount was directly attributable to the acquisition of iSummit on February 7, 2001. An independent, third party, valuation company derived this amount after a detailed analysis of all the underlying facts.

         Debt issuance and conversion costs along with interest expense amounted to $1,949,320 for 2001. This was a result of the Company's valuing warrants granted in connection with (i) the conversion of $2,200,000 in principal amount of convertible promissory notes, (ii) the conversion of certain officer advances, and (iii) the re-pricing of the exercise price of certain warrants issued in connection with the convertible promissory notes from $2.00 to $.50 each.

         Depreciation and amortization amounted to $799,014 for 2001 as compared to $75,089 for 2000. This increase of $723,925 is primarily a result of the amortization of goodwill in connection with the acquisition of iSummit on February 7, 2001.

         Marketing and advertising expenses equaled $989,972 for 2001, an increase of 160% from $380,277 for 2000. The increase was attributable to the Company expanding its marketing campaign to penetrate the markets it has identified along with promoting itself in the financial community for the purposes of raising additional equity.

         The Company recorded a net loss of $ 14,359,432 for 2001 as compared to a loss of $6,415,484 for 2000. The majority of this loss was attributable to the aggregate non-cash charges in connection with the issuance and granting of equity securities.

Liquidity and Capital Resources

         Working Capital Deficiency

         The Company ended 2001 with over $1,000,000 in cash on its balance sheet. As of December 31, 2001, the Company has a working capital deficiency amounting to $624,863. Since December 31, 2001, the Company has raised an additional $1,425,000 through March 20, 2002, and has received commitments for additional $575,000 by the first week of April 2002. The Company is optimistic, although no assurance exists, that if the Company requires additional funding before its operations produce positive cash flow, it will be able to raise such funding.

         Sources and Uses of Cash

         Despite its negative cash flows from operations, which amounted to approximately $4,900,000 for 2001 and $4,700,000 for 2000, the Company has been able to secure funds to support its operations to date. During the third quarter of 2001 and first quarter of 2002, such funds have been received from unrelated investors. Prior to the fourth quarter of 2001, the Company received such funds from Frank A. Martin, the Company's Chief Executive Officer, Gary Reiss, the Company's Chief Operating Officer, and certain other senior officers. Management believes that additional cash will be required to finish the development of the Company's products and to implement its revised marketing strategy.

         For 2001 and 2000, the Company funded its cash needs primarily from financing activities (sales of Common Stock and issuance of convertible and non-convertible promissory notes), which amounted to approximately $5,400,000 for each of 2001 and 2000. In the future, the Company expects to rely less on equity financing and more on cash flows from operations. The operations of WellComm are expected to provide a portion of the Company's operating cash flow needs.

         With regards to investing activities for 2001, the Company collected $312,500, representing a major portion of amounts due under a note issued to the Company by Diabetex Corporation (as further discussed below) in December 2000. The original amount of the note before all applicable interest and out-of pocket costs equaled $350,000. During 2001, the Company's investment in office equipment and furniture was nominal. The Company invested $324,585 in office equipment and furniture in 2000.

         As of December 31, 2001, the Company's current liabilities amounted to approximately $1,800,000, of which approximately $700,000 is due to Messrs. Martin and Reiss, the Company's Chief Executive Officer and Chief Operating Officer, respectively, for which no repayment terms have been established. However, management does not expect to repay these loans until the Company begins to generate cash flows from operations and obtains the consent of Palladin pursuant to the terms of the Debenture and related documents. The remainder of current liabilities of approximately $1,100,000 is made up, primarily, of trade payables amounting to approximately $620,000 and accrued expenses of approximately $277,000, of which $225,000 is accrued salaries not converted into warrants pursuant to the Company's salary deferment program. The Company has good relationships with its vendors and past and current employees.

         The Company's long-term debt is made up of 6% convertible senior debenture in the aggregate principal amount of $2,000,000 held by Palladin, for which principal and capitalized interest is not due until February 3, 2004, and $692,809 held by a group of investors led by Psilos Group Partners, L.P., which includes Nantucket Healthcare Ventures I, L.P., a venture fund managed by Mr. Martin, our Chief Executive Officer, for which, principal and interest is not due until March 2006. The Company expects that it will be able to repay these obligations if they are not converted into equity prior to their due date.

         Advances by Officers & Key Employee and Issuance of Securities to Related Parties

         During 2001, Mr. Martin and Mr. Reiss and a key employee of the Company periodically advanced funds to fund the Company's working capital deficiency. As of December 31, 2001, the Company owed these individuals $739,598 (inclusive of accrued interest). As consideration for the advances, the Company issued to such individuals, detachable stock purchase warrants to acquire an aggregate of 1,093,000 shares of Common Stock at exercise prices ranging from $.50 to $1 per share. The Company valued the detachable warrants using the Black-Scholes pricing model, thereby recording a charge to earnings for financing costs of $630,469.

         In connection with the Company's Chief Executive Officer and Chief Operating Officer converting a total of $618,663 of advances at $.50 per share, the Company issued an aggregate of 1,237,326 shares of its Common Stock.

         From November 2000 through May 2001, the Company issued several convertible promissory notes with an aggregate face amount of $2,200,000. Of such total, $500,000 was from the Company's Chief Executive Officer and Chief Operating Officer during October 2000, which was subsequently converted into the Company's Common Stock.

         As of December 31, 2001, a venture fund managed by the Company's Chief Executive Officer loaned the Company $75,000 and received warrants to purchase 197,400 shares of the Company's Common Stock at $.10 per share.

         In connection with signing of their employment agreements, the Company's Chief Executive and Operating Officers had each purchased from the Company 250,000 shares of Common Stock for a purchase price of $2 per share. The shares were purchased pursuant to a subscriptions agreement and a note and pledge agreement. Each note was for a principal amount of $499,750 (net of a $250 bonus), bearing interest at approximately 6% per annum, and provided that the unpaid principal amount shall be due in five equal installments on each December 29, 2001 and thereafter. Effective during the second quarter 2001, pursuant to board resolutions, such notes and pledge agreements were canceled. Further, on April 10, 2001, each of such executive officers was granted 350,000 incentive stock options pursuant to the Company's 2001 Equity Compensation Plan. Pursuant to FASB Interpretation No. 44, variable accounting at the end of each interim period must be applied to 250,000 of the 350,000 options granted on April 10, 2001 since they are deemed a re-price of the cancelled pledge and note agreements. Accordingly, since the Company's fair market value was $1.25 at December 31, 2001 and such options have an exercise of $.55, the Company recorded  the  intrinsic  value of $.70 or a total of $350,000  as  compensation expense on account of the re-pricing. The Company will continue to mark-to-market these options at the end of each respective interim period until they are exercised.

         On December 31, 2001, the Company's issued 470,066 shares of Common Stock in connection with the Chief Executive officer exercising 470,066 warrants by converting $70,510 of advance into equity. Such warrants were granted in connection with the salary deferment program previously discussed.

Critical Accounting Policies

         Legal Contingencies

         We are currently involved in a certain threatened litigation. As discussed in Note 13 of our consolidated financial statements, as of December 31, 2001, we have not accrued a loss contingency because the plaintiff's success in this matter is not deemed probable nor could the Company reasonably estimate any adverse effect based on the current facts. We do not believe this proceeding will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be negatively and materially affected by changes in our assumptions, of the effectiveness of our strategies, related to these proceedings.

         Impairment of Goodwill

         We have evaluated goodwill for impairment indicators and will continue to do so in the future. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist, requiring a write-down of goodwill, which may, in turn, negatively affect our earnings for any particular period.

         Revenue Recognition

         We derive our revenue pursuant to different type contracts, including perpetual software licenses, subscription licenses and custom development services, all of which may also include support services revenue such as licensed software maintenance, training, consulting and web hosting arrangements. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

         We license our software products for a specific term or on a perpetual basis. Most of our license contracts also require maintenance and support. We apply the provisions of Statement of Position 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is not incidental, we do not bifurcate the fee and we do not apply separate accounting guidance to the hardware and software elements. For hardware transactions where no software is involved we apply the provisions of Staff Accounting Bulletin 101 "Revenue Recognition." In addition, we apply the provisions of Emerging Issues Task Force Issue No. 00-03 "Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity's Hardware" to our hosted software service transactions.

         We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Delivery generally occurs when product is delivered to a common carrier.

         At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed and determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are 30 to 90 days from invoice date, we account for the fee as not being fixed and determinable. In these cases, we recognize revenue as the fees become due.

         We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

         For arrangements with multiple obligations (for example, undelivered maintenance and support), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements.

         We recognize revenue for maintenance services ratably over the contract term. Our training and consulting services are billed based on hourly rates, and we generally recognize revenue as these services are performed. However, at the time of entering into a transaction, we assess whether or not any services included within the arrangement require us to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests. If these services are included as part of an arrangement, we recognize the entire fee using the percentage of completion method. We estimate the percentage of completion based on our estimate of the total costs estimated to complete the project as a percentage of the costs incurred to date and the estimated costs to complete.

Material Equity Transactions

         For the years ended December 31, 2000 and 2001, the Company executed numerous equity transactions with related and unrelated parties in connection with the raising funds for working capital along with issuing securities in lieu of compensation for services received. The Company believes that it has valued all such transaction pursuant to the various accounting rules and that they ultimately represent the economic substance of each transaction. In connection with issuing Common Stock for services and granting warrants to compensate debt holders to convert debt into equity and to compensate various individuals for deferring salaries in order to help the Company succeed, the Company has recognized non-cash costs in excess of $6,700,000 of costs which increased its loss in excess of $14,000,000.

ITEM 7.  FINANCIAL STATEMENTS



                            I-TRAX INC & SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                                       AND
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Item                                                                                                     Page No.
Independent accountants' report.............................................................................35

Balance sheet at December 31, 2001..........................................................................36

Statements of operations for the years ended December 31, 2001and 2000......................................37

Statement of stockholders' equity (deficiency) for the years ended December 31, 2001 and 2000...............38

Statements of cash flows for the years ended December 31, 2001 and 2000.....................................40

Notes to financial statements...............................................................................41


                        Report of Independent Accountants


To the Board of Directors and
  Stockholders of I-trax, Inc:

         We have audited the accompanying consolidated balance sheet of I-trax, Inc. & Subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2001, and the results of its operations and cash flows for the two years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficiency and incurred losses from operations for the years ended December 31, 2001 and 2000, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 29, 2002

                                     I-TRAX, INC. AND SUBSIDIARIES
                                             BALANCE SHEET
                                           DECEMBER 31, 2001

                                                 ASSETS

Current assets
     Cash                                                                                  $ 1,029,208
     Prepaid expenses                                                                           99,245
     Note receivable                                                                            72,437
     Other current assets                                                                        1,915
                                                                                      -----------------
       Total current assets                                                                  1,202,805
                                                                                      -----------------


Office equipment and furniture, net                                                            279,635
Goodwill, net                                                                                2,224,726
Security deposits                                                                               66,896
                                                                                      -----------------

       Total assets                                                                        $ 3,774,062
                                                                                      =================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                                      $   619,612
     Accrued expenses                                                                          276,750
     Deferred revenue                                                                          148,830
     Capital lease payable                                                                      42,878
     Due to related parties                                                                    739,598
                                                                                      -----------------
       Total current liabilities                                                             1,827,668
                                                                                      -----------------

Capital lease obligation, net of current portion                                                55,901
Promissory notes payable, net of discount                                                      312,327
                                                                                      -----------------

       Total liabilities                                                                     2,195,896
                                                                                      -----------------


Commitments and contingencies (Note 13)                                                             --

Stockholders' equity
     Preferred stock - $.001 par value, 2,000,000 shares authorized,
       -0- issued and outstanding                                                                   --
     Common Stock - $.001 par value, 100,000,000 shares authorized,
       34,939,466 shares issued and outstanding                                                 34,939
     Additional paid in capital                                                             22,964,778
     Accumulated deficit                                                                   (21,421,551)
                                                                                      -----------------
       Total stockholders' equity                                                            1,578,166
                                                                                      -----------------

       Total Liabilities and Stockholders' Equity                                          $ 3,774,062
                                                                                      =================

                            See accompanying notes to financial statements.


                                            I-TRAX, INC. AND SUBSIDIARIES
                                               STATEMENTS OF OPERATIONS
                                    FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000





                                                                                   2001                  2000
                                                                              ----------------     -----------------
Revenue                                                                            $  613,070            $  260,645
                                                                              ----------------     -----------------

Operating expenses:
     Cost of revenue                                                                   99,584               156,034
     General and administrative                                                     1,711,430             2,286,594
     Salary & related benefits, including $3,915,232 for 2001
        of stock based compensation                                                 6,996,108             2,903,071
     Research and development                                                         818,176               710,858
     Acquired in progress research & development                                    1,642,860                    --
     Depreciation & amortization                                                      799,014                75,089
     Marketing and advertising                                                        989,972               380,277
                                                                              ----------------     -----------------
Total operating expenses                                                           13,057,144             6,511,923
                                                                              ----------------     -----------------

Operating loss                                                                    (12,444,074)           (6,251,278)
                                                                              ----------------     -----------------

Other income (expenses):
     Miscellaneous income                                                                   -               119,689
     Settlements of judgments                                                               -             (176,500)
     Debt issuance & conversion costs                                             (1,424,688)                    --
     Interest income                                                                   33,962                15,011
     Interest expense                                                                (524,632)             (122,406)
                                                                              ----------------     -----------------
Total other income (expenses)                                                      (1,915,358)             (164,206)
                                                                              ----------------     -----------------


Loss before provision for income taxes                                            (14,359,432)           (6,415,484)
                                                                              ----------------     -----------------

Provision for income taxes                                                                 --                    --
                                                                              ----------------     -----------------

Net loss                                                                        $ (14,359,432)         $ (6,415,484)
                                                                              ================     =================

Loss per common share:

Basic and diluted                                                                        (.54)                 (.36)
                                                                              ================     =================

Weighted average number of shares outstanding:                                     26,457,013            18,037,879
                                                                              ================     =================




                                   See accompanying notes to financial statements.

                                                   I-TRAX, INC. AND SUBSIDIARIES
                                          STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                          FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                                                          Total
                                                                     Additional                          Notes        Stockholders'
                                            Common Stock               Paid-in      Accumulated       Receivable         Equity
                                       Shares          Amount          Capital        Deficit          Officers       (Deficiency)
                                     ----------     -----------     -----------     -----------      -----------      -----------
Balances at January 1, 2000          15,799,843     $    15,800     $ 1,043,527     $  (646,635)             $ -      $   412,692

Sale of common stock,
    net of costs (note 12)            1,800,000           1,800       1,793,080               -                -        1,794,880

Sale of common stock,
    net of costs (note 15)              862,500             863       1,724,160               -                -        1,725,023

Issuance of common stock in
    connection with services
    rendered to the Company              25,000              25          49,975               -                -           50,000

Issuance of commons stock in
    connection with conversion
    of related party debt                17,500              17          34,983               -                -           35,000

Grant of Non-qualified and Non-plan
    options to consultants as
    considerations for services
    Rendered                                  -               -         256,035               -                -          256,035

Fair market value of detachable
    purchase warrants issued with
    convertible promissory notes              -               -         743,027               -                -          743,027

Issuance of common stock in
    connection with exercise of
    stock options                       250,000             250          24,750               -                -           25,000

Issuance of common stock in
    connection with officers
    Note & Pledge Agreements            500,000             500         999,500               -         (999,500)             500

Net loss for the year ended
    December 31, 2000                         -               -               -      (6,415,484)               -       (6,415,484)
                                     ----------     -----------     -----------     -----------      -----------      -----------

Balances at December 31, 2000        19,254,843     $    19,255     $ 6,669,037     $(7,062,119)     $  (999,500)     $(1,373,327)
                                     ==========     ===========     ===========     ===========      ===========      ===========





                                          See accompanying notes to financial statements.


                                                   I-TRAX, INC. AND SUBSIDIARIES
                                          STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                          FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                                                                                                         Total
                                                                     Additional                          Notes        Stockholders'
                                       Common Stock                    Paid-in        Accumulated      Receivable         Equity
                                   Shares        Amount                Capital          Deficit         Officers       (Deficiency)
                                  ----------   ----------           ------------     ------------        -------      -----------
Balances at December 31, 2000     19,254,843      $19,255            $ 6,669,037     $ (7,062,119)     $ (999,500)     $(1,373,327)

Common Stock issued in
   connection with acquisition
of
   iSummit Partners, LLC           3,368,000        3,368              5,250,712               --              --        5,254,080

Fair market value of detachable
   warrants issued in connection
   with amended and restated
   promissory notes                       --           --                459,854               --              --          459,854

Sale of common stock, June 2001
   Private Placement               2,200,000        2,200              1,097,800               --              --        1,100,000

Grant of non-qualified and
non-plan
    options to consultants as
    consideration for services            --           --                 29,741               --              --           29,741
rendered

Cancellation of Note and
   Pledge Agreements                (500,000)        (500)              (999,500)              --         999,500             (500)

Issuance of Common Stock and
   warrants in connection with
   conversion of convertible
   promissory notes                4,560,314        4,560              2,547,224               --              --        2,551,784

Issuance of Common Stock and
   warrants in connection
   with conversion of
   advances from officers          1,237,326        1,238              1,247,894               --              --        1,249,132

Sale of Common Stock, net of
costs
   October 2001, Private           4,211,976        4,212              2,038,746               --              --        2,042,958
Placement

Issuance of Common Stock and
   warrants as consideration for
services
   rendered to the Company           601,533          601              1,012,297               --              --        1,012,898

Granting of warrants to
employees as
   consideration for deferring
and
   converting accrued salary
amounting
   to $814,595 into equity                                             3,915,232               --              --        3,915,232

Cancellation of shares in
connection
   with purchase price adjustment
   for iSummit Partners, LLC        (464,592)        (465)              (724,299)              --              --         (724,764)

Issuance of common stock in
connection
   with exercise of warrants         470,066          470                 70,040                                            70,510

Mark-to-market of options
granted to
   Officers in lieu of canceling
Note &
   Pledge agreement                                                      350,000                                           350,000

Net loss for the year ended
   December 31, 2001                      --           --                     --      (14,359,432)             --      (14,359,432)
                                  ----------   ----------           ------------     ------------         -------      -----------

Balances at December 31, 2001     34,939,466   $   34,939           $ 22,964,778     $(21,421,551)        $    --      $ 1,578,166
                                  ==========   ==========           ============     ============         =======      ===========

                                          See accompanying notes to financial statements.

                                           I-TRAX, INC. AND SUBSIDIARIES
                                             STATEMENTS OF CASH FLOWS
                                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                      2001                2000
                                                                                  -----------          ----------
Operating activities:
     Net loss                                                                    $(14,359,432)        $(6,415,484)
     Adjustments to reconcile net loss to net
       cash used for operating activities:
         Purchase research & development                                            1,642,860                  --
         Accretion on discounts charged to interest expense                           463,551                  --
         Depreciation and amortization                                                799,014              75,090
         Issuance of various securities for consideration of services               6,576,003             429,125
     Decrease (increase) in:
       Accounts receivable                                                            217,145             194,893
       Prepaid expenses                                                               (62,539)            (11,936)
       Other current receivables                                                        2,666              (4,581)
     (Decrease) increase in:
       Accounts payable                                                               192,462             260,172
       Accrued expenses                                                              (167,592)            418,742
       Customer Deposits                                                             (226,404)            375,234
                                                                                  -----------          ----------
Net cash used for operating activities                                             (4,922,266)         (4,678,745)
                                                                                  -----------          ----------

Investing activities:
     Purchase of office equipment and furniture                                        (1,990)           (324,585)
     Security deposits made (refunded)                                                 61,486             (88,220)
     Collection of (investment) in promissory note receivable                         312,500            (350,000)
                                                                                  -----------          ----------
Net cash provided by (used for) investing activities                                  371,996            (762,805)
                                                                                  -----------          ----------

Financing activities:
     Repayments of convertible debentures                                                  --             (37,500
     Proceeds from issuance of promissory note payable                                692,809                   -
     Repayments to related parties                                                         --             (31,048)
     Proceeds from officers advances                                                1,180,990                   -
     Repayments of officers advances                                                 (480,000)                  -
     Principal payments on capital leases                                             (40,095)             (2,727)
     Proceeds from sale of common stock, net of expenses                            3,822,968           3,519,903
     Proceeds from issuance of convertible promissory notes                           270,000           1,930,000
                                                                                  -----------          ----------

Net cash provided by financing activities                                           5,446,672           5,378,628
                                                                                  -----------          ----------

Net increase (decrease) increase in cash                                              896,402             (62,922)

Cash and cash equivalents at beginning of year                                        132,806             195,728
                                                                                  -----------          ----------

Cash and cash equivalents at end of year                                          $ 1,029,208          $  132,806
                                                                                  ===========          ==========
Supplemental disclosure of non-cash flow information:
  Cash paid during the year for:
       Interest                                                                   $     7,468          $    4,537
                                                                                  ===========          ==========

       Income taxes                                                               $         -          $        -
                                                                                  ===========          ==========
Schedule of non-cash investing activities:
     Acquisition of office equipment in connection with
       capital lease obligations                                                  $         _          $  141,578
                                                                                  ===========          ==========

Schedule of non-cash financing activities:
     Issuance of common in connection with converting promissory notes
       and related party advances                                                 $ 2,551,784          $   35,000
                                                                                  ===========          ==========

Acceptance (cancellation) of promissory note in connection with sale of
     Common stock                                                                 $  (999,500)         $  999,500
                                                                                  ===========          ==========

                                  See accompanying notes to financial statements.

                          I-TRAX, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE 1--ORGANIZATION

History

I-trax, Inc. (the "Company") was incorporated in the State of Delaware on September 15, 2000. On February 5, 2001, the Company and I-trax Health Management Solutions, Inc. (formerly known as I-Trax.com, Inc.) ("Health Management") completed a holding company reorganization. At the effective time of the reorganization, all of the stockholders of Health Management became the stockholders of the Company and Health Management became a wholly owned subsidiary of the Company. The holding company structure allows the Company greater flexibility in its expansion and diversification plans. Additionally, the holding company structure facilitated the acquisition of iSummit Partners, LLC (D/B/A "MyFamilyMD"), which was consummated on February 7, 2001 as further discussed in Note 6 and the acquisition of WellComm Group, Inc on February 6, 2002, as discussed in Note 17. The Company's common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "IMTX".

The Company, through its subsidiary, Health Management, offers population health management solutions to the medical industry by utilizing its suite of technology products. The Company's mission is to combine real time Internet-based software technology, smart electronic health information and education, electronic health risk assessments and risk stratification, seamless messaging and targeted electronic and personal interventions by healthcare professionals to improve the quality of care, increase patient satisfaction, improve clinical outcomes, reduce practice variances, improve operating efficiencies and lower medical costs. The Company has also developed a powerful disease management software engine and database architecture, which can be expanded into unlimited health care applications.

As of December 31, 2001, the Company has two wholly owned subsidiaries, Health Management as described above, and is the sole member of iSummit Partners, LLC, a limited liability company acquired in February 2001. iSummit Partners, LLC does have any operations other than maintaining ownership of certain intellectual property.

NOTE 2--GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended 2001 and 2000 the Company used cash in operations of $4,900,000 and $4,700,000 million respectively. As of December 31, 2001, the Company's accumulated deficit amounted to $21,421,551 of which $14,359,432 resulted from losses generated during the year ended December 31, 2001. Of the total loss of $14,359,432 for 2001, $1,642,860 was a non-cash charge to operations for the acquired in progress research and development in connection with iSummit acquisition and $6,576,003 of non-cash charges as consideration for payments for services rendered to the Company and for the granting and re-pricing of warrants associated with the conversion of debt into equity and for the borrowing of funds from related parties. As of December 31, 2001, the Company's working capital deficiency amounted to $624,863.

Beginning in the fourth quarter of 2000, in an effort to conserve cash, the Company established a salary deferment program whereby certain executive officers and certain other senior level employees agreed to defer all or a portion of their salaries until the Company reached positive cash flows or secured significant financing either from equity or debt instruments. The program remained in effect until December 31, 2001. As consideration for individuals deferring salaries, the Company agreed to pay interest at the rate of 8% per annum on the deferred salary and offered warrants with exercise prices paralleling the same exercise prices granted to outside investors during the year. The Company agreed to repay such accrued salary to individuals not electing to convert into equity over a twelve-month period commencing immediately upon generating excess cash flows from operations.

                          I-TRAX, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 2--GOING CONCERN (cont'd)

Through December 31, 2001 and the date of this report, the Company has been able to secure financing to support its working capital deficiency. Such support has been received from unrelated parties and its Chief Executive and Operating Officers. In the near future, additional cash will be required to enable the Company to finish the development of its core products, liquidate its short-term liabilities and continue to implement its marketing strategy based on its re-defined markets.

Management is optimistic that it will be able to raise additional capital, however, there can be no assurance that it will be able to do so. During the fourth quarter of 2001 and immediately subsequent thereto, the Company executed several sales contracts and two joint marketing agreements with organizations that have the ability to market the Company's products and services to their existing clients. The Company expects that these key agreements will generate revenue in 2002 and that in the second half of 2002 the Company will have sufficient cash flow to fund its cash flow deficits.

Regardless of these positive events, the Company will require additional funding to bridge the gap until these agreements and contracts materialize into cash. These facts raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Loss Per Common Share

Loss per common share is computed pursuant to Financial Accounting Standards Board, "SFAS No. 128," "Earnings Per Share". Basic loss per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt. As of December 31, 2001, 11,743,718 options and warrants were excluded from the diluted loss per share computation, as their effect would be anti-dilutive.

                          I-TRAX, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Fair Value Disclosure At December 31, 2001

The carrying value of cash, accounts payable and accrued expenses are a reasonable estimate of there fair value because of the short-term maturity.

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

Research And Development Costs

Research and development costs are expensed as incurred. Such costs amounted to $818,176 and $710,858 for the years ended December 31, 2001 and 2000, respectively.

Revenue Recognition

The Company recognizes revenues in accordance with Statement of Position 97-2 "Software Revenue Recognition" as further modified by Statement of Position 98-9 "Modification of SOP 97-2, "Software Revenue Recognition with Respect to Certain Transactions". SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, post-contract customer support, installation and training to be allocated to each element based on the relative fair value of the elements.

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

                          I-TRAX, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000




NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Software Development Costs

In accordance with the provisions of Statement of Financial  Accounting Standard
(SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, the Company will capitalize software development and production costs once technological feasibility has been achieved. Software development costs incurred prior to achieving technological feasibility are included in research and development expense in the accompanying statement of operations. As of December 31, 2001, the Company has not capitalized any software development costs. Commencing with the first quarter of 2002, the Company expects to start capitalizing some of its software development costs based on the expected completion of working models for several of its software products.

Comprehensive Income

The Company has adopted SFAS No. 130, "Accounting for Comprehensive Income." This statement establishes standards for reporting and disclosing of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company had no comprehensive income for the years ended December 31, 2001 and 2000.

Reclassification

Certain reclassifications of operating expenses in the statement of operations for the year ended December 31, 2000 have been made to conform to 2001 presentation.

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

New Accounting Pronouncements

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

                          I-TRAX, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000




NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

New Accounting Pronouncements  (cont'd)

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, "Business Combinations." Changes made by SFAS No. 141 include
(1) requiring the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and (2) established specific criteria for the recognition of intangible assets separately from goodwill. These provisions are effective for business combinations for which the date of acquisition is subsequent to June 30, 2001. SFAS No. 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions for SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 in the first quarter of calendar year 2002 and accordingly will cease amortization of goodwill. From February 7, 2001 through December 31, 2001, the Company recorded $640,851 of amortization. The impact of the impairment provisions, if any, of FAS 142 cannot be estimated at this time.

In October 2001, the FASB issued SFAS No. 144 " Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived assets to be Disposed Of". SFAS 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The adoption of SFAS 144 is not expected to have a material impact on the financial statements of the Company.

NOTE 4--NOTE RECEIVABLE

Pursuant to a promissory note and a security agreement dated December 19, 2000, the Company loaned Diabetex Corporation ("Diabetex"), which is in the business of managing the healthcare of diabetes patients, $350,000 with a maturity date of February 19, 2002 or within 60 days of termination of merger discussions, bearing interest at 8% per annum. In March 2001, the parties terminated the merger discussions. Further, on April 30, 2001, the Company demanded that, pursuant to the terms of the promissory note, Diabetex repay the principal amount of the promissory note and all accrued interest thereon on or before June 29, 2001. As of December 31, 2001, Diabetex and certain of its related parties have paid the Company a total of $312,500, which has been first applied to accrued interest and reimbursable expenses and the balance to principal. As of December 31, 2001, the principal and interest outstanding under the promissory note equaled $72,437, of which $37,500 was paid on February 11, 2002. The parties anticipate that the outstanding balance along with all accrued interest will be repaid by May 15, 2002.

NOTE 5--OFFICE EQUIPMENT AND FURNITURE

Office equipment and furniture are as follows at December 31, 2001:

             Office equipment                             $   420,171
             Furniture                                        100,364
                                                          -----------
                                                             520,535

             Less: accumulated depreciation                   240,900
                                                          -----------

                                                          $   279,635
                                                          ===========

                          I-TRAX, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 5--OFFICE EQUIPMENT AND FURNITURE (cont'd)

Certain office equipment is pledged as collateral for related capital lease obligations. (See Note 9.)

Depreciation expense for the years ended December 31, 2001 and 2000 amounted to $158,162 and $75,090 respectively.

NOTE 6--ACQUISITION OF ISUMMIT PARTNERS, LLC

Effective February 7, 2001, the Company completed the acquisition of iSummit Partners, LLC, doing business as MyFamilyMD ("iSummit") by issuing a total of 4,222,500 shares of its common stock to the owners of iSummit in exchange for all of the issued and outstanding limited liability company membership interests of iSummit. For purposes of recording the acquisition, of the total 4,222,500 shares, the Company originally recorded 3,368,000 shares (valued at $1.56 per share or $5,254,080) (non-contingent) as consideration. Furthermore, of the total 4,222,500 shares, 854,500 shares would have been released to the former owners of iSummit, and recorded as an expense for accounting purposes, upon the Company reaching certain revenue targets generated by iSummit's products. Contemporaneously with recording 3,368,000 shares, the Company recorded goodwill of $3,590,341 after allocating $1,642,860 to in-progress research and development (representing undeveloped software) and $20,879 to tangible assets. The allocation of purchase price was prepared based on a formal valuation by an independent entity.

Effective December 31, 2001, 1,289,184 of the total 4,222,500 shares have been mutually cancelled based on additional unexpected costs the Company incurred in building out the technology it had acquired from iSummit. iSummit has been a passive wholly owned entity of the Company, which holds certain intellectual property of the Company and it does not engage in any operations. For accounting purposes, the Company has reversed 464,592 of the total shares surrendered with a recorded value of $724,764, since the remaining 854,500 were shares contingently issuable upon reaching certain revenue targets, which were not met and therefore were not previously recorded.

The Company is amortizing the goodwill over a five-year period on a straight-line basis. Accordingly, from February 7, 2001 (date of acquisition) through December 31, 2001, the Company recorded amortization expense of $640,851.

The following summarized table sets forth the pro-forma statements of operations as if the acquisition was consummated at the beginning of the year for each of the respective periods.

                                                                        Year ended
                                                                       December 31,
                                                                  2001             2000
                                                             --------------- -----------------
           Total revenue                                         $  613,070       $   260,645
                                                             =============== =================

           Total expenses                                     $ 14,972,502       $  7,466,426
                                                             =============== =================

           Net loss                                           $ (14,359,432)     $ (7,205,781)
                                                             =============== =================

           Pro forma basic and diluted net loss per share              (.54)             (.34)
                                                             =============== =================

           Weighted average number of shares outstanding         26,457,013        20,941,287
                                                             =============== =================

                          I-TRAX, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000




NOTE 7--DEPOSIT ON ACQUISITION OF INTELLECTUAL PROPERTY

On March 9, 2001 the Company entered into an intellectual property letter of intent with Disease Management Holdings, Inc., doing business as CardioContinuum ("CardioContinuum"), a company in the business of providing disease management services to patients suffering from cardiac disease. Among other things, the letter of intent contemplated a license by CardioContinuum to the Company of certain protocols and workflows that facilitate efficient treatment of patients suffering from cardiac disease. The letter of intent also contemplated a loan to CardioContinuum of $100,000 in the form of a promissory note, and all accrued but unpaid interest there under, issued by CardioContinuum to the Company on January 8, 2001 would be surrendered by the Company to CardioContinuum for cancellation as an up front license fee for the intellectual property license. As a result of CardioContinuum filing for bankruptcy during 2001, the Company wrote off the deposit on the intellectual property since it wouldn't have been able to realize any value and repayment of the note was unlikely.

NOTE 8--ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2001:

        Interest                                                      49,469
        Salaries                                                     224,281
        Other                                                          3,000
                                                                 -----------
            Total                                                $   276,750
                                                                 ===========

NOTE 9--CAPITAL LEASE OBLIGATIONS

During April 2000, the Company acquired a telephone system for $34,290 by entering into capital lease obligations with interest at approximately 10% per annum, requiring 60 monthly payments of $731, which include principal and interest. The related equipment secures the lease.

During October 2000, the Company acquired web hosting equipment for $107,288 by entering into a capital lease obligation with interest at approximately 9% per annum, requiring 36 monthly payments of $3,572, which include principal and interest. The related equipment secures the lease.

The future minimum lease commitments under the capital leases as of December 31, 2001 are as follows:

               For the year
            ended December 31:

               2002                                             $     51,636
               2003                                                   44,492
               2004                                                    8,772
               2005                                                    2,924
                                                                ------------
                                                                     107,824
               Total future payments

               Less amount representing interest                      (9,045)
                                                                ------------

               Present value of minimum lease payments                98,779
               Less current portion                                   42,878
                                                                ------------
               Net long term portion                            $     55,901
                                                                ============

                          I-TRAX, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 9--CAPITAL LEASE OBLIGATIONS (cont'd)

At December 31, 2001 equipment under capital leases is carried at a book value of $93,824.

NOTE 10--RELATED PARTIES TRANSACTIONS

During the year ended December 31, 2001, the Company's Chief Executive Officer, Chief Operating Officer and a key employee have periodically advanced/repaid funds to/from the Company for working capital. As of December 31, 2001, the Company was advanced a net of $739,598 after certain repayments and the conversion. As consideration for the advances, the Company issued to such individuals, detachable stock purchase warrants to acquire an aggregate of 1,093,000 shares of common stock at exercise prices ranging from $.50 to $1 per share. The Company valued the detachable warrants using the Black-Scholes pricing model, thereby recording a charge to earnings for financing costs of $630,469.

In connection with the Company's Chief Executive Officer and Chief Operating Officer converting a total of $618,663 of advances at $.50 per share, the Company issued an aggregate of 1,237,326 shares of its common stock.

From November 2000 through May 2001, the Company issued several convertible promissory notes with an aggregate face amount of $2,200,000. Of such total, $500,000 was from the Company's Chief Executive Officer and Chief Operating Officer during October 2000, which was subsequently converted into common stock as further discussed in Note 12.

As of December 31, 2001, a venture fund managed by the Company's Chief Executive Officer loaned the Company $75,000 and received warrants to purchase 197,400 shares of the Company's Common Stock at $.10 per share. (See Note 11 for additional information.)

In connection with signing of their employment agreements, the Company's Chief Executive and Operating Officers had each purchased from the Company 250,000 shares of common stock for a purchase price of $2 per share. The shares were purchased pursuant to a subscriptions agreement and a note and pledge agreement. Each note was for a principal amount of $499,750 (net of a $250 bonus), bearing interest at approximately 6% per annum, and provided that the unpaid principal amount shall be due in five equal installments on each December 29, 2001 and thereafter. Effective during the second quarter 2001, pursuant to board resolutions, such notes and pledge agreements were canceled. Further, on April 10, 2001, each of such executive officers was granted 350,000 incentive stock options pursuant to the Company's 2001 Equity Compensation Plan. Pursuant to FASB Interpretation No. 44, variable accounting at the end of each interim period must be applied to 250,000 of the 350,000 options granted on April 10, 2001 since they are deemed a re-price of the cancelled pledge and note agreements. Accordingly, since the Company's fair market value was $1.25 at December 31, 2001 and such options have an exercise of $.55, the Company recorded  the  intrinsic  value of $.70 or a total of $350,000  as  compensation expense on account of the re-pricing. The Company will continue to mark-to-market these options at the end of each respective interim period until they are exercised.

On December 31, 2001, the Company issued 470,066 shares of common stock in connection with the Chief Executive Officer exercising 470,066 warrants by converting $70,510 of advance into equity. Such warrants were granted in connection with the salary deferment program previously discussed in Note 2.

                          I-TRAX, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000




NOTE 11--PROMISSORY NOTES PAYABLE

On March 2, 2001 the Company entered into an Amended and Restated Promissory Note and Warrant Purchase Agreement with Psilos Group Partners, L.P. and its affiliates (the "Psilos Investor Group") pursuant to which the Psilos Investor Group agreed to loan the Company up to $1,000,000. As consideration, the Company granted the Psilos Investor Group detachable warrants to acquire shares of the Company's common stock at $.10 per share. The loan bears interest at 8% per annum, with a default rate of 12% per annum, and is due five years from original date of issuance. As of December 31, 2001, the Psilos Investor Group (which includes a venture fund managed by the Company's Chief Executive Officer) funded an aggregate of $692,809 of the $1,000,000 and received warrants to purchase 1,823,473 shares of the Company's common stock.

The Company valued the detachable warrants issued at $459,854 using the Black-Scholes pricing model, thereby allocating a portion of the proceeds from the debt to the warrants utilizing the relevant fair value of the debt and warrants to the actual proceeds from the debt. This amount was recorded as a discount to the related promissory notes and netted against the related debt. Furthermore, the discount is being accreted to interest expenses over the five-year term of the underlying promissory notes. As of December 31, 2001, $79,372 of such discount is accreted to interest expense.

NOTE 12--CONVERTIBLE PROMISSORY NOTES PAYABLE

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

The proceeds allocated to the detachable purchase warrants amounted to $845,650, which was arrived at using the Black-Scholes pricing model. Such amount was recorded as a discount to the Promissory Notes. The discount has been accreted as interest expense over the life of the underlying Promissory Notes. On May 14, 2001, the holders of the Promissory Notes and the Company entered in to the Exchange Agreement. As of May 15, 2001, the date the holders of the Promissory Notes and the Company entered in to the Exchange Agreement discussed below, the Company accreted $365,143 of the discount to interest expense.

Pursuant to an Exchange Agreement dated May 14, 2001 between the Company and the holders of the Promissory Notes, the holders agreed to exchange $2,200,000, representing the principal amounts of the Promissory Notes, and $80,157, the interest accrued thereon through May 15, 2001, into common stock at the exchange price of $.50 per share. In addition, as consideration for the exchange, the Company reset the exercise price of the warrants to $.50 per share. Accordingly, the Company issued a total of 4,560,314 shares of the Company's common stock in the exchange. For accounting purposes, the Company recorded the conversion at $2,551,784 (net of the un-amortized discount) into equity. In connection with the Company reducing the conversion price from $2 to $.50 for the purpose of inducing note holders to convert, during the second quarter, the Company recorded debt conversion costs amounting to $794,219 which represented the difference between the adjusted conversion price and the fair market value of the Company's securities on the date of conversion.

                          I-TRAX, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000




NOTE 13--COMMITMENTS AND CONTINGENCIES

Nature of Business

The Company is subject to risks and uncertainties common to growing technology companies, including rapid technological developments, reliance on continued development and acceptance of the Internet and health care applications utilizing the Internet, intense competition and a limited operating history.

Significant Customers

Financial instruments, which may potentially expose the Company to concentrations of credit risk, consist primarily of accounts receivable. Although as of December 31, 2001, the Company did not have any accounts receivables, it did generate revenue from a small concentration of customers. For the years ended December 31, 2001 and 2000, the Company had one and two unrelated customers, respectively, which accounted for 84% and 75%, respectively of total revenues.

Office Leases

On October 22, 1999, the Company entered into a lease agreement for its technology and product development offices. The lease was to expire on October 31, 2004 with annual rent of approximately $162,000 before annual escalations. During December 2001, the Company was successful in negotiating out of this lease by entering into an amendment\relocation lease agreement with the same landlord for materially less space. The Company entered into an eighteen-month lease, which requires monthly payment of approximately $3,600.

The Company's approximate future minimum annual rental payments (as revised) including annual escalations under the non-cancelable operating leases in effect as of December 31, 2001 are as follows:

                  For the year
                ended December 31,

                      2002                    $    166,200
                      2003                         144,600
                      2004                         123,000
                      2005                          61,000
                      2006                               -
                                              ------------
                                              $    494,800
                                              ============

Rent expense for the years ended December 31, 2001 and 2000 amounted to approximately $312,000 and $249,000, respectively.

                          I-TRAX, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000




NOTE 13--COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company over the course of its history has entered into various employment agreements with certain of its officers and key employees. Such employment agreements range between three to five years with annual salaries ranging from $75,000 to $175,000.

Judgments

During 1998, several judgments were entered against Health Management while it was operating as U.S. Medical Alliance, relating to, among other things, the Company's prior line of business of managing physician practices. The allegations made in the underlying suits related to wrongful discharge, general breach of contract, breach of equipment lease agreements and miscellaneous vendor claims. The aggregate gross amount of such judgments entered against the Company and certain associated physicians were approximately $600,000. Between 1999 and 2000, the Company settled and paid all such judgments for approximately $214,000.

Threatened Litigation

In 1998, a former Chief Executive Officer, stockholder and creditor of Health Management (the "Plaintiff") commenced an action in New Jersey state court against, among others, the present Chief Executive Officer of Health Management. Health Management is identified in the caption as a defendant. The complaint alleges breach of contract, breach of fiduciary duty, breach of the covenant of good faith and fair dealing, securities fraud, common law fraud, negligent misrepresentation and racketeering activity. See Nazir Memon v. Frank Martin, et al, CAM-L-04026-98. The allegations in this action reference circumstances relating to Health Management's prior line of business of physician practice management. In 1999, the court entered two orders dismissing the action "without prejudice" for procedural reasons. Furthermore, in 1999 the Plaintiff filed for bankruptcy protection. As part of the bankruptcy proceedings, the Plaintiff, the present Chief Executive Officer and Health Management entered into a stipulation limiting the period within which the Plaintiff can bring a new action alleging Plaintiff's claims. Plaintiff sought to reactivate his prior state court action in January 2001 (within the stipulated period), rather than commence a new action. The stipulated time period for commencing a new action has expired. By Opinion-Letter/Order dated August 22, 2001, the New Jersey Superior Court, Civil Division, ruled that Plaintiff is barred from reactivating the civil action by the bankruptcy stipulation. The Plaintiff is appealing the Civil Division Opinion-Letter/Order and the appeal is pending. As of December 31, 2001, the Company made no accrual for accounting purposes because the Plaintiff's success in this matter is not deemed probable nor could the Company reasonably estimate any adverse effect based on the current facts.

Profit Sharing Plan

During the second quarter 2000, the Company established a 401(k) profit sharing plan covering qualified employees, which includes employer participation in accordance with the provisions of the Internal Revenue Code. The plan allows participants to make pretax contributions and the Company to match certain percentages of employee contributions depending on a number of factors, including the participant's length of service. The profit sharing portion of the plan is discretionary and noncontributory. All amounts contributed to the plan are deposited into a trust fund administered by an independent trustee. As of December 31, 2001, the Company has made no contributions.

                          I-TRAX, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 14--PROVISION FOR INCOME TAXES

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

The only material tax effect of significant items comprising the Company's current deferred tax assets as of December 31, 2001 is its net operating loss carry forwards, which amounted to approximately $11,600,000. The deferred tax asset associated with the Company's net operating losses amounted to approximately $4,200,000 as of December 31, 2001.

In accordance with SFAS No. 109, the Company has recorded a 100% valuation allowance for such deferred tax asset since management could not determine that it was "more likely than not" that the deferred tax asset would be realized in the future. The Company's net operating losses will expire between 2011 and 2016 if not utilized.

NOTE 15--STOCKHOLDERS' EQUITY

Amendment of the Company's Certificate of Incorporation

The Board of Directors of the Company also approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock from 50,000,000 to 100,000,000 shares. The holders of the majority of the Company's then outstanding shares of common stock approved this amendment on May 21, 2001.

2000 Issuances of Common Stock and Warrants

During January and February 2000, the Company sold an aggregate of 1,800,000 shares of its common stock at $1 per share yielding net proceeds of $1,794,880 after certain offering expenses. Such shares were sold pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933.

In May 2000, the Company commenced a private placement pursuant to Rule 506 of Regulation D under the Securities Act of 1933. The offering was initially comprised of 1,000,000 shares of its common stock at $2 per share. Pursuant to such offering, the Company sold an aggregate of 862,500 shares yielding proceeds of $1,725,023 as of December 31, 2000.

In August 2000, the Company issued 25,000 shares of its common stock at $2.00 per share for recruiting expenses in connection with expanding its sales force. Accordingly, the Company recorded recruiting expense amounting to $50,000 in connection with such issuance.

In September 2000, the Company issued 17,500 shares of its common stock to a former officer of Member-Link in connection with a $35,000 advance made by such officer in prior year.

                          I-TRAX, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 15--STOCKHOLDERS' EQUITY (cont'd)

2000 Issuances of Common Stock and Warrants (cont'd)

For the year ended December 31, 2000, the Company recorded $256,035 of consulting expenses as a result of granting 280,000 non-plan/non-qualified stock options utilizing the Black-Scholes option-pricing model.

Concurrently with the sale of the Convertible Promissory Notes discussed in Note 12, the Company issued detachable purchase warrants to purchase an additional share for every dollar invested of the Company's common stock at an initial exercise price of $2 per share. As of December 31, 2000, the proceeds allocated to the detachable purchase warrants amounted to $743,027, which was valued using the Black-Scholes pricing model. Such amount was recorded as a discount to the Promissory Notes. The discount is being accreted as expense over the life of the underlying Promissory Notes. For the year ended December 31, 2000, the Company recorded $97,590 of the discount accreted to interest expense. In addition, as of December 31, 2000, the Company has accrued $20,278 of interest on such outstanding notes payable.

2001 Issuances of Common Stock and Warrants

In connection  with the issuance of the  Promissory  Notes payable  discussed in
Note 11 the Company granted the C2 Investor Group detachable warrants to acquire
2.632 shares of the Company's common stock at $.10 per share for each $1 of the face amount of the loan. As of December 31, 2001, the C2 Investor Group (which includes a venture fund managed by the Company's Chief Executive Officer) funded an aggregate of $692,809 of the $1,000,000 and received warrants to purchase 1,823,473 shares of the Company's common stock. The Company valued the detachable warrants issued at $459,854 using the Black-Scholes pricing model, thereby allocating a portion of the proceeds from the debt to the warrants utilizing the relevant fair value of the debt and warrants to the actual proceeds from the debt. This amount was recorded as a discount to the related promissory notes and netted against the related debt.

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

 In connection with signing of their employment agreements, the Company's Chief Executive and Operating Officers had purchased from the Company a total of 500,000 shares of common stock for a purchase price of $2 per share. The shares were being purchased pursuant to a subscriptions agreement and a note and pledge agreement. The note was for a principal amount of $999,500 (net of a $500 bonus), bearing interest at approximately 6% per annum, and provided that the unpaid principal amount shall be due in five equal installments on each December 29, 2001 and thereafter. Effective during the second quarter 2001, pursuant to board resolutions, such notes and pledge agreements were canceled. Subsequent thereafter, such executive officers were granted an aggregate of 700,000 incentive stock options pursuant to the Company's 2001 Equity Compensation Plan. Pursuant to FASB Interpretation 44, variable accounting at the end of each interim period must be applied to such options since they are deemed a re-pricing of the cancelled pledge and note agreements. Accordingly, since the Company's fair market value was $1.25 at December 31, 2001 and such options have an exercise of $.55, the Company recorded the intrinsic value of $.70 per option or $350,000 of compensation expense. The Company will continue to mark-to-market these options at the end of each respective interim period until they are exercised.

                          I-TRAX, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000




NOTE 15--STOCKHOLDERS' EQUITY (cont'd)

2001 Issuances of Common Stock and Warrants (cont'd)

Effective as of June 25, 2001 and pursuant to an Exchange Agreement dated as of May 14, 2001 between the Company and the holders of the Convertible Promissory Note as discussed in Note 12, the holders agreed to exchange $2,200,000, the principal amount of the Promissory Notes, and $80,157, the interest accrued thereon effective as of May 15, 2001, into common stock at the exchange price of $.50 per share. Accordingly, during the second quarter, the Company issued a total of 4,560,314 shares of the Company's common stock for conversion of such debt. In addition, as consideration for the conversion, the Company reset the exercise price of 2,200,000 warrants previously issued to such holders to $.50 per share from $2.00. For accounting purposes, the Company recorded the conversion at $2,551,784 (net of un-amortized discount) into equity. In connection with the Company reducing the conversion price from $2 to $.50, the Company recorded debt conversion costs amounting to $794,219, which represents the difference between the adjusted conversion price and the fair market value of the Company's securities on the date of conversion.

During the year, the Company's Chief Executive and Operating Officers, and a Vice President of Sales (and a shareholder), lent the Company funds for working capital purposes. At various dates during the year, the Officers elected to convert a portion of their advances to the Company into equity. As consideration for the advances, the Company granted such individuals, detachable stock purchase warrants to acquire 1,093,000 shares of common stock at exercise prices ranging from $.50 to $1 per share. The Company valued the detachable warrants issued to such individuals using the Black-Scholes pricing model, thereby recording a charge to earnings for financing costs of $630,469. Lastly, the Company issued an aggregate of 1,237,326 shares of its common stock to its Chief Executive and Operating Officer in exchange for the conversion of a portion of their advances amounting to $618,663.

During November and December, pursuant to a private placement, the Company sold an aggregate of 4,211,976 shares of common stock for cash and services for $2,042,958 (net of $50,640 of direct costs).

During the year, pursuant to various agreements and board resolutions, the Company issued an aggregate of 601,533 shares of its common stock to various consultants for consideration of services received. The common stock was valued at the fair market value of the stock on the date of issuance or $907,598 in the aggregate. In addition, in July 2001, the Company granted an investment banker 180,000 five year warrants with an exercise price of $0.75 for services from July 2001 to July 2002. The Company valued such warrants at $72,000 by utilizing the Black-Scholes pricing model. Pursuant to EITF 96-18, the Company, at the end of each reporting period, must apply variable accounting treatment and re-value these warrants. As of December 31, 2001, the Company recorded a charge to earnings of $33,300 as an investor relations expense.

                          I-TRAX, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000




NOTE 15--STOCKHOLDERS' EQUITY (cont'd)

2001 Issuance of Common Stock and Warrants (cont'd)

Effective December 31, 2001, the Company terminated the salary deferment program and granted each participant as consideration for participating in the program, one warrant for each dollar deferred with exercise prices ranging between $.50 to $1. Accordingly, the Company granted 710,983 warrants with an exercise price of $.50 each and 102,703 warrants with an exercise price of $1 each. Additionally, individuals were given the option to convert the actual deferred salaries into warrants with an exercise price of $.15 or elect to be paid in cash over time. As of December 31, 2001, the Company had accrued $1,038,876 of deferred salary of which $814,595 was converted into equity by granting such individuals 2,327,415 warrants exercisable at $.15. Accordingly, the Company granted an aggregate of 3,141,101 warrants for which it utilized the Black-Scholes pricing model resulting in an additional charge to earnings of $3,100,635 representing additional compensation cost.

On December 31, 2001, the Company's issued 470,066 shares of common stock in connection with the Chief Executive Officer exercising 470,066 warrants by converting $70,510 of advance into equity. Such warrants were granted in connection with the salary deferment program as discussed above.

As of December 31, 2001, the total number of warrants outstanding amounted to 8,517,509 with exercise prices ranging from $.10 to $1.00.

NOTE 16 - STOCK OPTIONS

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

As of December 31, 2001, the Company had granted an aggregate of 2,565,632 options with an exercise price of $.55.

                          I-TRAX, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000




NOTE 16 - STOCK OPTIONS (cont'd)

2000 Equity Compensation Plan

As of December 31, 2001, the Company had granted an aggregate of 2,617,223 options pursuant to the 2000 Equity Compensation Plan, of which 905,000 options have an exercise price of $1.00 per share and 1,712,223 options have an exercise price of $2.00 per share.

Non-Plan Stock Option Grants

As of December 31, 2001, the Company had granted an aggregate of 1,045,000 options outside of any stock option plan with exercise prices ranging from $0.55 to $2.00 per share.

A summary of the status of the Company's plan and non-plan options as of December 31, 2001 and during the two years then ended is as follows:


                                                     Non-Qualified          Non-Plan
                              Incentive Options         Options           Non-Qualified            Total
                                                                             Options
                             -----------------------------------------------------------------------------------
   Outstanding as of
   January 1, 2000                            --                   --                   --                   --
   Granted                             1,715,000              902,223              695,000            3,312,223
   Exercised                                   -                    -            (250,000)            (250,000)
                             -----------------------------------------------------------------------------------
   Outstanding as of
   December 31, 2000                   1,715,000              902,223              445,000            3,062,223
   Granted                               602,500            1,734,632              600,000            2,937,132
   Exercised                                  --                   --                   --                   --
                             -----------------------------------------------------------------------------------
   Outstanding as of
   December 31, 2001                   2,317,500            2,636,855            1,045,000            5,999,355
                             ===================================================================================
   Vesting Dates:
          December 31, 2002              606,242              908,310              308,324            1,822,876
          December 31, 2003              444,254              575,031              345,836            1,365,121
          December 31, 2004              145,422                   --               62,508              207,930
          December 31, 2005               50,000                   --                   --               50,000
          December 31, 2006               50,000                   --                   --               50,000
                 Thereafter              225,000                   --                   --              225,000


As of December 31, 2001, there were outstanding an aggregate of 2,278,428 of exercisable plan and non-plan options with exercise prices ranging from $.55 to $2.00.

For the year ended December 31, 2001 and 2000, the Company recorded $29,741 and $256,035, respectively, of consulting expenses as a result of granting non-plan/non-qualified stock options utilizing the Black-Scholes option-pricing model.

                          I-TRAX, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000




NOTE 16 - STOCK OPTIONS (cont'd)

Had compensation expense for the options issued to employees under the plan been determined based on the fair market value of the options at the grant dates consistent with the provisions of SFAS 123, the Company's net loss per common share would have been changed to the pro forma amounts indicated below.

                                            2001                2000
       -----------------------------------------------------------------------
       Net loss as reported              $ (14,359,432)       $   (6,415,484)

       Pro forma net loss                $ (15,551,369)       $  (11,615,150)
       Basic and diluted net loss per
       share as reported                   $      (.54)          $      (.36)
       Pro forma basic and diluted
       net loss per share                  $      (.58)          $      (.50)

The above pro forma disclosure may not be representative of the effects on reported net operations for future years as options vest over several years and the Company may continue to grant options to employees.

The fair market value of each option grant is estimated at the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions

                 Dividend yield                              0.00%
                 Expected volatility                         153%
                 Risk-free interest rate                     6%
                 Expected life                               1 year


NOTE 17--SUBSEQUENT EVENTS (UNAUDITED)

Sale of Debenture

The Company, prior to acquiring WellComm as discussed below, sold a 6% convertible senior debenture in the aggregate principal amount of $2,000,000 (the "Debenture") to Palladin Opportunity Fund LLC ("Palladin") pursuant to a Purchase Agreement dated February 4, 2002. Pursuant to the Purchase Agreement, the Company also issued a warrant to Palladin to purchase an aggregate of up to 1,538,461 shares of the Company's common stock (the "Warrant"). The outstanding principal and any capitalized interest under the Debenture are payable in full on or before February 3, 2004. Further, outstanding principal and any capitalized interest may be converted at any time at the election of Palladin into the Company's common stock at an initial conversion price of $1.00 per share. The initial conversion price is subject to "reset" as of the date that is 12 months and 18 months after the issue date (each such date, a "Reset Date"). With respect to each Reset Date, the conversion price will only be reduced if the average of closing bid prices for the Company's common stock during a period of 20 consecutive trading days ending on the date which immediately precedes the applicable Reset Date is less than the then applicable conversion price, which is currently $1.00. The Warrant entitles Palladin to purchase shares of the Company's common stock at the price of $1.10 per share.

                          I-TRAX, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000




NOTE 17--SUBSEQUENT EVENTS (UNAUDITED) (cont'd)

Sale of Debenture (cont'd)

Pursuant to the Purchase Agreement, Palladin also received an option to purchase an additional 6% convertible senior debenture in the face amount of $1 million and receive an additional warrant to purchase an aggregate of up to 769,230 shares of the Company's common stock. Finally, pursuant to a related registration rights agreement, the Company agreed to register all of the shares of common stock underlying the Debenture and the Warrant on a registration statement.

Acquisition of WellComm Group, Inc.

On February 6, 2002, the Company completed the acquisition of WellComm Group, Inc. ("WellComm"), as stipulated in the Merger Agreement dated January 28, 2002, by issuing 7,440,000 shares of its common stock and granting 560,000 options with a nominal exercise price. In addition, the Company also paid $2,190,000 in cash in cash for an aggregate acquisition value of approximately $12,000,000. The WellComm acquisition was a two-step reorganization pursuant to the Merger Agreement by and among I-trax, WC Acquisition, Inc., an Illinois corporation and a wholly owned subsidiary of I-trax ("Acquisition"), WellComm, and WellComm's two main shareholders. The initial step of the reorganization transaction involved a merger of Acquisition with and into WellComm, in which merger
WellComm continued as the surviving corporation. The second step of the reorganization transaction involved a statutory merger of WellComm with and into the Company, in which merger the Company continued as the surviving corporation.

WellComm is a healthcare service company that offers a broad array of expertise including a nurse contact center specializing in disease management, triage, health information survey, and research services for the healthcare industry.

The acquisition will be accounted for as a purchase. As such, the purchase will be allocated to the estimated fair values of the assets acquired and liabilities assumed. The Company is in the process of obtaining third-party valuations of certain intangible assets.

The following unaudited pro forma results of operations of the Company give effect to the acquisition of WellComm as though the transaction had occurred on January 1, 2000.


                                      Year ended              Year ended
                                     December 31,            December 31,
                                         2001                    2000
                                  --------------------   ---------------------
     Sales                               $  5,900,772            $  1,239,787
     Expenses                              20,063,645               7,736,825
     Net loss                            (14,162,873)             (6,497,038)
     Earnings per share
       Basic and Diluted                  $     (.54)             $     (.25)
     Weighted average shares outstanding
       Basic and Diluted                   34,457,013              26,037,879

                          I-TRAX, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000




NOTE 17--SUBSEQUENT EVENTS (UNAUDITED) (cont'd)

Private Placement

The Company has received a $2,000,000 verbal commitment from an asset manager for the purchase of common stock. As of March 20, 2002, the Company has received $1,425,000 for the purchase of 1,900,000 shares of common stock at $.75 per share.

Stock Options

On January 4, 2002, the Company granted 228,500 stock options with an exercise price of $1.25 pursuant to the 2001 Equity Compensation Plan. On February 12, 2002, the Company granted 600,000 stock options with an exercise price of $1.21 pursuant to the 2001 Equity Compensation Plan to the former employees of WellComm.

                          I-TRAX, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000






ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There are no changes and disagreements with accountants on accounting or financial disclosure.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

         See the information set forth in the section entitled "Proposal No. 1 Election of Directors" in I-trax' Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended December 31, 2001 (the "2002 Proxy Statement"), which is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         See the information set forth in the section entitled "Executive Compensation" in the 2002 Proxy Statement, which is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         See the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement, which is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See the information set forth in the section entitled "Certain Relationships and Related Transactions" in the 2002 Proxy Statement, which is incorporated herein by reference.

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

          2.3 Merger Agreement dated as of January 28, 2002 by and among I-trax, Inc., WC Acquisition, Inc., WellComm Group, Inc., John Blazek and Carol Rehtmeyer. (Incorporated by reference to Exhibit 2.1 to I-trax, Inc.'s Current Report on Form 8-K, filed on February 20, 2002.)

          2.4 Amendment dated as of February 5, 2002 to Merger Agreement dated as of January 28, 2002 by and among I-trax, Inc., WC Acquisition, Inc., WellComm Group, Inc., John Blazek and Carol Rehtmeyer. (Incorporated by reference to Exhibit 2.2 to I-trax, Inc.'s Current Report on Form 8-K, filed on February 20, 2002.)

          3.1 Certificate of Incorporation of I-trax, Inc. filed September 15, 2000 (Incorporated by reference to Exhibit 3.1 to I-trax, Inc.'s Registration Statement on Form S-4, Registration No. 333-48862.)

          3.2 Certificate of Amendment to Certificate of Incorporation of I-trax, Inc. filed June 4, 2001.

          3.2       By-laws  of  I-trax,  Inc.  (Incorporated  by  reference  to
                    Exhibit 3.2 to I-trax, Inc.'s Registration Statement on Form S-4, Amendment No.1, Registration No. 333-48862.)

          4.1       Form of Common Stock  certificate  of I-trax,  Inc.'s Common
                    Stock.

          4.2 6% Convertible Senior Debenture dated February 4, 2002 issued by I-trax, Inc. to Palladin Opportunity Fund LLC. (Incorporated by reference to Exhibit 4.1 to I-trax, Inc.'s Current Report on Form 8-K, filed on February 8, 2002.)

          10.1 Office Lease dated October 22, 1999 by and between Reston Plaza I & II, LLC and Member-Link Systems, Inc. (Incorporated by reference to Exhibit 10.3 to I-Trax.com, Inc.'s Registration Statement on Form 10-SB, Registration No. 000-30275.)

          10.2 Amendment Office Lease (Relocation) made as of January 31, 2002 by and between TMT Reston I & II, Inc. (as successor to Reston Plaza I & II, LLC) and I-trax Health Management Solutions, Inc. (as successor to Member-Link Systems, Inc.).

          10.3 Lease Agreement dated April 10, 2000 between I-Trax.com, Inc. and OLS Office Partners, L.P. (Incorporated by reference to Exhibit 10.1 to I-Trax.com, Inc.'s Quarterly Report Form 10-QSB for the quarter ended June 30, 2000.)

          10.4 Contribution and Exchange Agreement dated as of September 22, 2000 by and among I-Trax.com, Inc., I-trax, Inc., iSummit Partners LLC (d/b/a MyFamilyMD), and Stuart Ditchek,
                    A. David Fishman, and Granton Marketing Nederland BV. (Incorporated by reference to Exhibit 10.7 to I-trax, Inc.'s Registration Statement on Form S-4, Registration No. 333-48862.)

          10.5 Side Letter Agreement dated September 22, 2000 to the Contribution and Exchange Agreement dated as of September 22, 2000 by and among I-Trax.com, Inc., I-trax, Inc., iSummit Partners, LLC (d/b/a MyFamilyMD), and Stuart Ditchek, A. David Fishman, and Granton Marketing Nederland BV. (Incorporated by reference to Exhibit 10.8 to I-trax, Inc.'s Registration Statement on Form S-4, Registration No. 333-48862.)

          10.6 Amendment, effective as of February 7, 2001, to the Contribution and Exchange Agreement by and among I-Trax.com, Inc. and I-trax, Inc., on the one hand, and Stuart Ditchek,
                    A. David Fishman, Granton Marketing Nederland BV and iSummit Partners, LLC (d/b/a MyFamilyMD), on the other hand, dated as of September 22, 2000. (Incorporated by reference to Exhibit 10.1 to I-trax, Inc.'s Current Report on Form 8-K, filed on February 22, 2001.)

          10.7 Amendments, effective as of December 31, 2001, to the Contribution and Exchange Agreement by and among I-Trax.com, Inc. and I-trax, Inc., on the one hand, and Stuart Ditchek,
                    A. David Fishman, Granton Marketing Nederland BV and iSummit Partners, LLC (d/b/a MyFamilyMD), on the other hand, dated as of September 22, 2000.

          10.8      Employment   Agreement   dated  November  29,  1999  between
                    I-Trax.com, Inc. and Michael O'Connell, M.D. (Incorporated by reference to Exhibit 10.13 to I-Trax.com, Inc.'s Registration Statement on Form 10-SB, Registration No. 000-30275.)

          10.9 Employment Agreement dated June 1, 1999 between Member-Link Systems, Inc. and Hans C. Kastensmith. (Incorporated by reference to Exhibit 10.14 to I-Trax.com, Inc.'s Registration Statement on Form 10-SB, Registration No. 000-30275.)

          10.10 Employment Agreement entered into on September 28, 2000, effective as of January 1, 2000 between I-Trax.com, Inc. and David C. McCormack. (Incorporated by reference to Exhibit
                    10.15 to I-trax, Inc.'s Registration Statement on Form S-4, Registration No. 333-48862.)

          10.11 I-Trax.com, Inc. 2000 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.16 to I-Trax.com's Registration Statement on Form 10-SB, Registration No. 000-30275.)

          10.12 I-trax, Inc. 2001 Equity Compensation Plan. (Incorporated by reference to Attachment to I-trax's 2001 Preliminary Proxy Statement on Schedule 14A, filed on April 20, 2001.)

          10.13 Employment Agreement effective as of December 29, 2000 between I-Trax.com, Inc. and Frank A. Martin.

          10.14 Employment Agreement effective as of December 29, 2000 between I-Trax.com, Inc. and Gary Reiss.

          10.15 Amended and Restated Amended and Restated Promissory Note and Warrant Purchase Agreement dated as of March 2, 2001 among I-trax, Inc. and the Lenders (as defined therein) including form of Stock Purchase Warrant issued to Lenders attached thereto as Exhibit A and form of Stock Purchase Warrant issued to Lenders attached thereto as Exhibit B. (Incorporated by reference to Exhibit 10.21 to I-trax, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, filed on April 2, 2001.)

          10.16 Purchase Agreement dated as of February 4, 2002 between I-trax, Inc. and Palladin Opportunity Fund LLC. (Incorporated by reference to Exhibit 10.1 to I-trax, Inc.'s Current Report on Form 8-K, filed on February 8, 2002.)

          10.17 Registration Rights Agreement dated as of February 4, 2002 between I-trax, Inc. and Palladin Opportunity Fund LLC. (Incorporated by reference to Exhibit 10.2 to I-trax, Inc.'s Current Report on Form 8-K, filed on February 8, 2002.)

          10.18 Warrant to Purchase Common Stock of I-trax, Inc. dated February 4, 2002 issued by I-trax, Inc. to Palladin Opportunity Fund LLC. (Incorporated by reference to Exhibit
                    10.3 to I-trax, Inc.'s Current Report on Form 8-K, filed on February 8, 2002.)

          10.19 Registration Rights Agreement dated as of February 5, 2002 by and among I-trax, Inc., and John Blazek, as an attorney-in-fact, for each stockholder of WellComm Group, Inc. (Incorporated by reference to Exhibit 10.1 to I-trax, Inc.'s Current Report on Form 8-K, filed on February 20, 2002.)

          10.20 Employment Agreement dated as of February 5, 2002 between I-trax Health Management Solutions, Inc. and John Blazek. (Incorporated by reference to Exhibit 10.2 to I-trax, Inc.'s Current Report on Form 8-K, filed on February 20, 2002.)

          10.21 Employment Agreement dated as of February 5, 2002 between I-trax Health Management Solutions, Inc. and Carol Rehtmeyer. (Incorporated by reference to Exhibit 10.3 to I-trax, Inc.'s Current Report on Form 8-K, filed on February 20, 2002.)

          10.22 Employment Agreement dated as of February 5, 2002 between I-trax Health Management Solutions, Inc. and Jane Ludwig. (Incorporated by reference to Exhibit 10.4 to I-trax, Inc.'s Current Report on Form 8-K, filed on February 20, 2002.)

          21        Subsidiaries of I-trax, Inc.

(b)      Reports on Form 8-K

         I-trax, Inc. filed a current report on Form 8-K with the Securities and Exchange Commission on February 22, 2001 to report the closing of the acquisition of iSummit Partners, LLC (d/b/a MyFamilyMD).

         I-trax, Inc. filed an amendment to the current report on Form 8-K originally filed on February 22, 2001, on April 23, 2001, attaching the pro forma consolidated financials of I-trax, Inc. and iSummit Partners, LLC (d/b/a MyFamilyMD).

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 29, 2002.


                                I-TRAX, INC.

                                By: /s/ Frank A. Martin
                                    -----------------------------------
                                    Frank A. Martin, Chairman and
                                    Chief Executive Officer


                                By: /s/ Anthony Tomaro
                                    ------------------------------------
                                    Anthony Tomaro, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                                  Date
------------------------------------     ------------------------------------   ------------------
/s/ Frank A. Martin                      Chairman, Chief Executive Officer      March 29, 2002
------------------------------------     and Director
Frank A. Martin

/s/ Carol Rehtmeyer                      Director                               March 29, 2002
------------------------------------
Carol Rehtmeyer

/s/ John Blazek                          Director                               March 29, 2002
------------------------------------
John Blazek

/s/ Hans Kastensmith                     Director                               March 29, 2002
------------------------------------
Hans Kastensmith

/s/ David R. Bock                        Director                               March 29, 2002
------------------------------------
David R. Bock

/s/ Philip D. Green                      Director                               March 29, 2002
------------------------------------
Philip D. Green

/s/ Dr. Craig A. Jones                   Director                               March 29, 2002
------------------------------------
Dr. Craig A. Jones

/s/ Dr. Michael M.E. Johns               Director                               March 29, 2002
------------------------------------
Dr. Michael M.E. Johns

/s/ Arthur N. Leibowitz                  Director                               March 29, 2002
------------------------------------
Dr. Arthur N. Leibowitz

/s/ John R. Palumbo                      Director                               March 29, 2002
------------------------------------
John R. Palumbo

/s/ William S. Wheeler                   Director                               March 29, 2002
------------------------------------
William S. Wheeler
