Form 10QSB
period 2002-03-31
I TRAX INC
filed 2002-05-20
CIK 1110189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of May 13, 2002, the Registrant had 46,986,356 shares of its $0.001 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  [ ]   No [X]

                                      INDEX

                                                                                                Page No.

PART I.   FINANCIAL INFORMATION......................................................................3
         Item 1.   Financial Statements .............................................................3
         Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations........................................................19

PART II.   OTHER INFORMATION........................................................................27
         Item 1.   Legal Proceedings................................................................27
         Item 2.   Changes in Securities............................................................27
         Item 3.   Defaults upon Senior Securities..................................................28
         Item 4.   Submission of Matters to a Vote of Security Holders..............................28
         Item 5.   Other Information................................................................28
         Item 6.   Exhibits and Reports on Form 8-K.................................................28

                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements




                                  I-TRAX, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)






                                                                                                   Page Number


Balance sheets at March 31, 2002 and December 31, 2001                                                     4

Statements of operations for the three months ended March 31, 2002 and 2001                                5

Statement of stockholders' equity for the three months ended March 31, 2002                                6

Statements of cash flows for the three months ended March 31, 2002 and 2001                                7

Notes to financial statements                                                                              9

                                               I-TRAX, INC. AND SUBSIDIARIES
                                                       BALANCE SHEETS
                                                        (UNAUDITED)

                                                            ASSETS

                                                                                       March 31,            December 31,
                                                                                          2002                  2001
                                                                                    -----------------     -----------------
Current assets:
     Cash                                                                                 $  754,902            $1,029,208
     Accounts receivables, net                                                               389,782                    --
     Prepaid expenses                                                                        215,865                99,245
     Other current assets                                                                     17,494                 1,915
     Note receivable                                                                          34,937                72,437
                                                                                    -----------------     -----------------
       Total current assets                                                                1,412,980             1,202,805
                                                                                    -----------------     -----------------

Office equipment and furniture, net                                                          513,024               279,635
Goodwill                                                                                   9,536,001             2,224,726
Intangible assets, net                                                                     4,788,421                    --
Debt issuance costs, net                                                                     400,226                    --
Security deposits                                                                             50,412                66,896
                                                                                    -----------------     -----------------

       Total assets                                                                       16,701,064            $3,774,062
                                                                                    =================     =================

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                                     $  685,813            $  619,612
     Accrued expenses                                                                        303,604               276,750
     Credit line payable                                                                     175,000                    --
     Due to officers                                                                         689,598               739,598
     Capital lease payable                                                                    81,451                42,878
     Deferred revenue                                                                        217,896               148,830
                                                                                    -----------------     -----------------
       Total current liabilities                                                           2,153,362             1,827,668
                                                                                    -----------------     -----------------

Capital lease obligation, net of current portion                                              75,387                55,901
Promissory notes and debenture payable, net of discount                                    1,447,487               312,327
                                                                                    -----------------     -----------------

       Total liabilities                                                                   3,676,236             2,195,896
                                                                                    -----------------     -----------------


Commitments and contingencies (Note 8)

Stockholders' equity
     Preferred stock - $.001 par value, 2,000,000 shares authorized,
       -0- issued and outstanding                                                                 --                    --
     Common Stock - $.001 par value, 100,000,000 shares authorized,
       46,328,982 and 34,939,466 issued and outstanding, respectively                         46,328                34,939
     Additional paid in capital                                                           37,374,849            22,964,778
     Accumulated deficit                                                                 (24,396,349)          (21,421,551)
                                                                                    -----------------     -----------------
       Total stockholders' equity                                                         13,024,828             1,578,166
                                                                                    -----------------     -----------------

       Total liabilities and stockholders' equity                                        $16,701,064           $ 3,774,062
                                                                                    =================     =================

                                See accompanying notes to financial statements (unaudited).


                                            I-TRAX, INC. AND SUBSIDIARIES
                                               STATEMENTS OF OPERATIONS
                                  FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                                     (UNAUDITED)



                                                                               Three months          Three months
                                                                                  ended                 ended
                                                                                March 31,             March 31,
                                                                                   2002                  2001
                                                                             -----------------     -----------------

Revenue                                                                            $  406,357            $  189,940
                                                                             -----------------     -----------------

Operating expenses:
     Cost of revenue                                                                  262,165                15,546
     General and administrative                                                     1,401,818             1,605,273
     Research and development                                                         119,500               227,264
     Acquired in process research and development                                          --             1,642,860
     Depreciation and amortization                                                    219,987               102,300
     Marketing and advertising                                                        170,456                66,137
                                                                             -----------------     -----------------
Total operating expenses                                                            2,173,926             3,659,380
                                                                             -----------------     -----------------

Operating loss                                                                     (1,767,569)           (3,469,440)
                                                                             -----------------     -----------------

Other income (expenses):
     Miscellaneous income                                                                  --                 6,636
     Debt issuance costs                                                              (36,384)                   --
     Interest income                                                                       --                 2,161
     Interest expense                                                              (1,170,845)             (256,582)
                                                                             -----------------     -----------------
Total other income (expenses)                                                      (1,207,229)             (247,785)
                                                                             -----------------     -----------------


(Loss) before provision for income taxes                                           (2,974,798)           (3,717,225)
                                                                             -----------------     -----------------

Provision for income taxes                                                                 --                    --
                                                                             -----------------     -----------------

Net (loss)                                                                       $ (2,974,798)         $ (3,717,225)
                                                                             =================     =================
Loss per common share:

Basic and diluted                                                                   $    (.07)            $    (.17)
                                                                             =================     =================

Weighted average number of shares outstanding:                                     41,595,896            21,429,040
                                                                             =================     =================




                             See accompanying notes to financial statements (unaudited).

                                                I-TRAX, INC. AND SUBSIDIARIES
                                              STATEMENT OF STOCKHOLDERS' EQUITY
                                          FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                                         (UNAUDITED)



                                                                                                                 Total
                                                     Common Stock            Additional                      Stockholders'
                                             -----------------------------     Paid-in        Accumulated        Equity
                                                Shares          Amount         Capital          Deficit       (Deficiency)
                                             -------------   ------------- ----------------  --------------  ---------------
Balances at December 31, 2001                  34,939,496        $ 34,939     $ 22,964,778   $ (21,421,551)     $ 1,578,166

Fair market value of detachable warrants
   issued in connection with debenture and
   beneficial conversion value                         --              --        2,000,000              --        2,000,000

Issuance of Common Stock and granting of
   options in connection with the
   acquisition of WellComm Group, Inc.          7,440,000           7,440       10,472,560              --       10,480,000

Issuance of Common Stock and warrants as
   consideration for finder fee                   111,000             111          391,299              --          391,410

Sale of Common Stock, net of $7,150 in costs    2,010,000           2,010        1,470,840              --        1,472,850

Issuance of Common Stock and warrants as
   consideration for services rendered             75,000              75          157,125              --          157,200

Issuance of Common Stock in connection with
   exercise of warrants                         1,753,486           1,753           (1,753)             --               --

Mark-to-market of options granted to
   officers in lieu of canceling note and
   pledge agreement during 2001                        --              --          (80,000)             --          (80,000)

Net loss for the three months ended March
   31, 2002                                            --              --               --      (2,974,798)      (2,974,798)
                                             -------------   ------------- ----------------  --------------  ---------------

Balances at March 31, 2002                     46,328,982        $ 46,328     $ 37,374,849   $ (24,396,349)    $ 13,024,828
                                             =============   ============= ================  ==============  ===============



                                 See accompanying notes to financial statements (unaudited).

                                            I-TRAX, INC. AND SUBSIDIARIES
                                               STATEMENTS OF CASH FLOWS
                                  FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                                     (UNAUDITED)

                                                                                Three months         Three months
                                                                                    ended               ended
                                                                               March 31, 2002       March 31, 2001
                                                                              ------------------   -----------------

Operating activities:
     Net loss                                                                       $(2,974,798)        $(3,717,225)
     Adjustments to reconcile net loss to net cash used for operating activities:
         Accretion of discount on notes payable charged to interest expense             103,361             210,331
         Beneficial conversion value of debenture                                     1,031,800                  --
         Depreciation and amortization                                                  256,372             140,307
         Issuance of various securities for services                                    145,344              14,001
         Write-off of in progress research and development acquired
            in iSummit Partners, LLC acquisition                                             --           1,642,860
     Decrease (increase) in:
       Accounts receivable                                                               87,965             170,493
       Prepaid expenses                                                                 (83,468)             14,419
       Other current assets                                                             (15,579)            (11,428)
     (Decrease) increase in:
       Accounts payable                                                                   2,708             114,896
       Accrued expenses                                                                (165,939)            374,197
       Deferred revenue                                                                  69,066            (188,142)
                                                                              ------------------   -----------------
Net cash used for operating activities                                               (1,543,168)         (1,235,291)
                                                                              ------------------   -----------------

Investing activities:
     Proceeds from partial repayment of note receivable                                  37,500                  --
     Deposit on acquisition of intellectual property                                         --            (100,000)
     Proceeds from partial release of security deposit                                   16,484              13,387
     Net cash to acquire WellComm Group, Inc.                                        (2,045,065)                 --
                                                                              ------------------   -----------------
Net cash used for investing activities                                               (1,991,081)            (86,613)
                                                                              ------------------   -----------------

Financing activities:
     Principal payments on capital leases                                               (12,907)            (11,071)
     Proceeds from issuance of promissory notes                                              --             617,809
     Repayment to related party                                                         (50,000)                 --
     Proceeds from related parties                                                           --             475,000
     Proceeds from sale of Common Stock                                               1,472,850             120,000
     Costs in connection with issuance of debenture                                   (150,000)                  --
     Proceeds from issuance of debenture and warrants                                 2,000,000                  --
                                                                              ------------------   -----------------

Net cash provided by financing activities                                             3,259,943           1,201,738
                                                                              ------------------   -----------------

Net (decrease) increase in cash                                                        (274,306)           (120,166)

Cash and cash equivalents at beginning of period                                      1,029,208             132,806
                                                                              ------------------   -----------------

Cash and cash equivalents at end of period                                           $  754,902           $  12,640
                                                                              ==================   =================

Supplemental  disclosure  of  non-cash  flow  information:
Cash paid during the period for:
       Interest                                                                       $      --            $     --
                                                                              ==================   =================
       Income taxes                                                                   $      --            $     --
                                                                              ==================   =================

                                          (Continued on following page.)





                                            I-TRAX, INC. AND SUBSIDIARIES
                                               STATEMENTS OF CASH FLOWS
                                  FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                                     (UNAUDITED)

                                           (Continued from previous page.)

                                                                                Three months         Three months
                                                                                    ended               ended
                                                                               March 31, 2002       March 31, 2001
                                                                              ------------------   -----------------

Schedule of non-cash investing activities:
     Issuance of 3,368,000 shares of Common Stock in connection
       with acquisition of MyFamilyMD                                                 $      --          $5,254,080
                                                                              ==================   =================

Issuance of 7,440,000 shares of Common Stock and granting of 560,000
     In connection with acquisition of WellComm Group, Inc.                        $ 10,480,000            $     --
                                                                              ==================   =================

Issuance of Common Stock and stock options for finder fee                            $  391,410            $     --
                                                                              ==================   =================

































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

As of March 31, 2002, the Company had one wholly owned subsidiary, Health Management, and two single member limited liability companies, iSummit Partners, LLC and WellComm Group, LLC. The Company acquired iSummit Partners, LLC in February 2001. It does not conduct any operations but maintains ownership of certain intellectual property. The Company formed WellComm Group, LLC to conduct the activities of WellComm Group, Inc., which the Company acquired on February 6, 2002 as further described in Note 3. The Company conducts its operation through Health Management and WellComm Group, LLC.

NOTE 2--INTERIM RESULTS AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2002, the Company's accumulated deficit was $24,396,349. Additionally, as of March 31, 2002, the Company had a working capital deficiency of $740,382. In addition, the auditor's report on the December 31, 2001 financial statements included a paragraph indicating that there was substantial doubt about the Company's ability to continue as a going concern.

As of March 31, 2002 and through the date of the filing of this report, the Company has been able to secure financing to support its working capital needs. Such support has been received from unrelated parties. In the near future, additional cash will be required to enable the Company to continue the development of its core products, liquidate its short-term liabilities and continue to implement its marketing strategy in its markets.

Management is optimistic that it will be able to raise additional capital if necessary. There can be no assurance, however, that it will be able to do so. In the fourth quarter of 2001 and the first quarter of 2002, the Company executed several sales contracts and two joint marketing agreements with organizations that have the ability to market the Company's products and services to their existing clients. The Company expects that these key agreements will generate revenue in 2002 and that in the second half of 2002 the Company will have sufficient cash flow to fund its cash flow deficits.

Regardless of these positive events, the Company will require additional capital to fund its operations until these agreements and contracts materialize into cash. These facts raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

                          I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2--INTERIM RESULTS AND BASIS OF PRESENTATION (Cont'd)

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2002 and the results of the operations and cash flows for the three months ended March 31, 2002. The results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

Loss per common share is computed pursuant to Financial Accounting Standards Board, "SFAS No. 128," "Earnings Per Share". Basic loss per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt. As of March 31, 2002 and 2001, 11,930,245 and 5,092,727, respectively, of options, warrants and convertible debt were excluded from the diluted loss per share computation, as their effect would be anti-dilutive.

These unaudited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2001 as included in the Company's report on Form 10-KSB for the fiscal year ended December 31, 2001 filed on April 4, 2002.

NOTE 3--ACQUISITION OF WELLCOMM GROUP, INC.

On February 6, 2002, the Company acquired all of the issued and outstanding common stock of WellComm Group, Inc. ("WellComm"), as stipulated in the Merger Agreement dated January 28, 2002, by issuing 7,440,000 shares of Common Stock, granting 560,000 options with a nominal exercise price and paying $2,175,056 in cash. In addition, the Company also issued 80,000 shares to an employee for introducing the Company to WellComm. The aggregate acquisition price amounted to approximately $12,660,000. The value of the common stock issued and stock options granted was determined based on the average market price of the Company's common stock immediately before and after the acquisition were agreed to and announced. The WellComm acquisition was a two-step reorganization pursuant to the Merger Agreement by and among the Company, WC Acquisition, Inc., an Illinois corporation and a wholly owned subsidiary of the Company ("Acquisition"), WellComm, and WellComm's two main shareholders. The initial step of the reorganization transaction involved a merger of Acquisition with and into WellComm, in which merger WellComm continued as the surviving corporation. The second step of the reorganization transaction involved a statutory merger of WellComm with and into the Company, in which merger the Company continued as the surviving corporation. For accounting purposes, the effective date of the acquisition is January 31, 2002.

The Company trax also agreed to deliver to the WellComm stockholders additional contingent merger consideration either in cash or in common stock. The additional contingent merger consideration will be equal to 10% of revenues that may be generated by sales of new services to an existing WellComm client during a 12-month period beginning on the date such new services begin to be delivered. Such new services must commence by February 5, 2003, but have not been commenced as of March 31, 2002. Any additional shares distributed will be recognized as compensation expense in the period earned.

                          I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 3--ACQUISITION OF WELLCOMM GROUP, INC. (cont'd)

WellComm is a disease management company that offers a wide array of expertise including a nurse contact center specializing in disease management, triage, health information survey, and research services for the healthcare industry. The Company acquired WellComm in order to complete its portfolio of product offerings by combining technology and service. The Company also expects to reduce costs through economies of scale.

The financial statements include the operations of WellComm from February 1, 2002 (the effective date of acquisition) forward. The purchase price has been based on the estimated fair values of the assets acquired and liabilities assumed. The Company is in the process of obtaining third-party valuations of certain intangible assets and therefore the allocation of the purchase price is preliminary.

Of the total purchase price, the Company has initially allocated approximately $1,370,000 to non-compete covenants, $3,680,000 to customer relationships, $390,000 to net assets acquired with the remainder of approximately $7,320,000 assigned to goodwill. Non-compete covenants will be amortized on a straight-line basis over a four-year life and customer relationships will be amortized over a three-year life.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

             Current assets                              $  614,000
             Property and equipment                         190,000
             Intangible assets                            5,050,000
             Goodwill                                     7,320,000
                                                    ----------------
             Total assets acquired                      $13,174,000
                                                    ================

             Current liabilities                         $  485,000
             Long term debt                                  29,000
                                                    ----------------
             Total liabilities assumed                      514,000
                                                    ----------------
             Net assets acquired                        $12,660,000
                                                    ================

The following unaudited pro forma results of operations of the Company give effect to the acquisition of WellComm as though the transaction had occurred on January 1 of each period.


                                                                     Three months ended
                                                                          March 31
                                                                   2002               2001
                                                              --------------      --------------

              Sales                                               $   660,136         $   868,145
                                                               ==============      ==============
              Expenses                                            $ 3,657,917         $ 4,599,045
                                                               ==============      ==============
              Net loss                                            $(2,997,781)        $(3,697,900)
                                                               ==============      ==============
              Earnings per share:
                Basic and Diluted                                 $      (.06)        $      (.12)
                                                               ==============      ==============
              Weighted average shares outstanding:
                Basic and Diluted                                  45,180,951          29,429,040
                                                               ==============      ==============

                          I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 4--ACQUISITION OF ISUMMIT PARTNERS, LLC

Effective February 7, 2001, the Company acquired iSummit Partners, LLC, doing business as MyFamilyMD by issuing a total of 4,222,500 shares of its common stock to the owners of iSummit in exchange for all of the issued and outstanding limited liability company membership interests of iSummit. For purposes of recording the acquisition, of the total 4,222,500 shares, the Company originally recorded 3,368,000 shares (valued at $1.56 per share or $5,254,080) (non-contingent) as consideration. Furthermore, of the total 4,222,500 shares, 854,500 shares would have been released to the former owners of iSummit, and recorded as an expense for accounting purposes, upon the Company reaching certain revenue targets generated by iSummit's products. Contemporaneously with recording 3,368,000 shares, the Company recorded goodwill of $3,590,341 after allocating $1,642,860 to in-progress research and development (representing undeveloped software) and $20,879 to tangible assets. The allocation of purchase price was prepared based on a formal valuation by an independent appraiser.

Effective December 31, 2001, 1,289,184 of the total 4,222,500 shares were canceled because of unexpected costs the Company incurred in building out the technology it had acquired from iSummit. iSummit is a passive wholly owned entity of the Company, which holds certain intellectual property of the Company and it does not engage in any operations. For accounting purposes, the Company has reversed 464,592 of the total shares surrendered with a recorded value of $724,764, since the remaining 854,500 shares were contingently issuable upon meeting certain revenue targets, which were missed and therefore not recorded.

The Company has amortized goodwill through December 31, 2001. Accordingly, from February 7, 2001 (date of acquisition) through December 31, 2001, the Company recorded amortization expense of $640,851.

The following summary table sets forth the pro-forma statements of operations for the three months ended March 31, 2001 as if the acquisition was consummated at January 1, 2001.


        Total revenue                                          $  189,940
                                                          ===============

        Total expenses                                        $ 3,957,165
                                                          ===============

        Net loss                                              $(3,767,225)
                                                          ===============

        Pro forma basic and diluted net loss per share               (.16)
                                                          ===============

        Weighted average number of shares outstanding          23,113,040
                                                          ===============


NOTE 5--CREDIT LINE

The Company, by virtue of acquiring WellComm, assumed a revolving line of credit that allows the Company to borrow up to $308,108. Sums outstanding under the line of credit bear interest at .5% over the National Prime Rate, as published by the Wall Street Journal (4.75% at December 31, 2001), and are payable monthly. The line of credit expires in August 2002 and it is collateralized by all assets of WellComm. As of March 31, 2002, there was $175,000 outstanding against this line of credit.

                          I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 6--PROMISSORY NOTES PAYABLE

On March 2, 2001 the Company  entered  into an Amended and  Restated  Promissory
Note and Warrant Purchase Agreement with Psilos Group Partners, L.P., its affiliates and a venture capital fund managed by the Company's Chief Executive Officer (collectively, the "Psilos Investor Group") pursuant to which the Psilos Investor Group agreed to loan the Company up to $1,000,000. As consideration, the Company granted the Psilos Investor Group detachable warrants to acquire Common Stock at $.10 per share. The loan bears interest at 8% per annum, with a default rate of 12% per annum, and is due five years from original date of issuance. As of December 31, 2001, the Psilos Investor Group funded an aggregate of $692,809 of the $1,000,000 and received warrants to purchase 1,823,473 shares of Common Stock. These warrants were exercised during the quarter ended March 31, 2002 and the Company issued an aggregate 1,753,486 shares of Common Stock (net of exercise price).

The Company valued the issued detachable warrants at $459,854 using the Black-Scholes pricing model, thereby allocating a portion of the proceeds from the debt to the warrants utilizing the relevant fair value of the debt and warrants to the actual proceeds from the debt. This amount was recorded as a discount to the related promissory notes and netted against the related debt. Furthermore, the discount is being accreted to interest expenses over the five-year term of the underlying promissory notes. For the three months ended March 31, 2002 and 2001, the amount accreted to interest expense was $22,677 and $11,239, respectively.


NOTE 7--CONVERTIBLE DEBENTURE

The Company funded the cash portion of the acquisition price of WellComm by selling a 6% convertible senior debenture in the aggregate principal amount of $2,000,000 (the "Debenture") to Palladin Opportunity Fund LLC ("Palladin") pursuant to a Purchase Agreement dated February 4, 2002. Pursuant to the Purchase Agreement, the Company also issued a warrant to Palladin to purchase an aggregate of up to 1,538,461 shares of Common Stock (the "Warrant"). The outstanding principal and any deferred interest under the Debenture are payable in full on or before February 3, 2004. Palladin can also convert the outstanding principal and any deferred interest at any time into Common Stock at an initial conversion price of $1.00 per share. The initial conversion price is subject to "reset" as of the date that is 12 months and 18 months after the issue date (each such date, a "Reset Date"). With respect to each Reset Date, the conversion price will only be reduced if the average of closing bid prices for the Common Stock during a period of 20 consecutive trading days ending on the date which immediately precedes the applicable Reset Date is less than the then applicable conversion price, in which case, the reset conversion price will be reset to equal such average. The Warrant entitles Palladin to purchase shares of the Company's common stock at the price of $1.10 per share.

Pursuant to the Purchase Agreement, Palladin also received an option to purchase an additional 6% convertible senior debenture in the face amount of $1 million and receive an additional warrant to purchase an aggregate of up to 769,230 shares of Common Stock. Finally, pursuant to a related registration rights agreement, the Company agreed to register all of the shares of Common Stock underlying the Debenture and the Warrant on a registration statement.

                          I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 7--CONVERTIBLE DEBENTURE (cont'd)

The Company valued the Warrant at $968,200 using the Black-Scholes pricing model, thereby allocating a portion of the proceeds from the debt to the Warrant using the relevant fair value of the debt and warrants to the actual proceeds from the Debenture. The Company recorded $968,200 as a discount to the Debenture and this amount will be accreted to interest expense over the life of the Debenture. The Company also recorded $1,031,800 charge to interest expense for the beneficial conversion value of the Debenture since the Debenture was convertible immediately upon issuance. The beneficial conversion value represents the difference between the fair market value of the Common Stock on the date the Debenture was sold and the amount of proceeds characterized as debt divided by the number of shares the face amount of the Debenture ($2,000,000) would be convertible into (2,000,000 shares). Lastly, in connection with facilitating the transaction with Palladin, the Company recorded $416,610 of debt issuance costs comprised of $130,000, 31,000 shares of Common Stock and a warrant to acquire 200,0000 at $1.00 per share to an unrelated party. These costs will be amortized over the life of the Debenture. For the three months ended March 31, 2000, amortization expense amounted to $16,384.


NOTE 8--COMMITMENTS AND CONTINGENCIES

Nature of Business

The Company is subject to risks and uncertainties common to growing technology companies, including rapid technological developments, reliance on continued development and acceptance of the Internet and health care applications utilizing the Internet, intense competition and a limited operating history.

Threatened Litigation

In 1998, a former Chief Executive Officer, stockholder and creditor of Health Management (the "Plaintiff") commenced an action in New Jersey state court against, among others, the present Chief Executive Officer of Health Management. Health Management is identified in the caption as a defendant. The complaint alleges breach of contract, breach of fiduciary duty, breach of the covenant of good faith and fair dealing, securities fraud, common law fraud, negligent misrepresentation and racketeering activity. See Nazir Memon v. Frank Martin, et al, CAM-L-04026-98. The allegations in this action reference circumstances relating to Health Management's prior line of business of physician practice management. In 1999, the court entered two orders dismissing the action "without prejudice" for procedural reasons. Furthermore, in 1999 the Plaintiff filed for bankruptcy protection. As part of the bankruptcy proceedings, the Plaintiff, the present Chief Executive Officer and Health Management entered into a stipulation limiting the period within which the Plaintiff can bring a new action alleging Plaintiff's claims. Plaintiff sought to reactivate his prior state court action in January 2001 (within the stipulated period), rather than commence a new action. The stipulated time period for commencing a new action has expired. By Opinion-Letter/Order dated August 22, 2001, the New Jersey Superior Court, Civil Division, ruled that Plaintiff is barred from reactivating the civil action by the bankruptcy stipulation. The Plaintiff is appealing the Civil Division Opinion-Letter/Order and the appeal is pending. As of March 31, 2002, the Company made no accrual for accounting purposes because the Plaintiff's success in this matter is not deemed probable nor could the Company reasonably estimate any adverse effect based on the current facts.

                          I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 9--STOCKHOLDERS' EQUITY

Equity Compensation Plans and Non-Plan Stock Options

The Company has two equity compensation plans adopted in 2000 and 2001. The purpose of the plans is to provide the opportunity to grants of incentive stock options, nonqualified stock options and restricted stock to employees of the Company and its subsidiaries, certain consultants and advisors who perform services for The Company or its subsidiaries and non-employee members of The Company's Board of Directors. The 2001 plan has several additional features, including, a salary investment option grant program that permits eligible employees to reduce their salary voluntarily as payment of two-thirds of the fair market value of the underlying stock subject to the option, with the remaining one-third of the fair market value payable as the exercise price for the option and, if specifically implemented, automatic grant program for non-employee members of the Board of Directors at periodic intervals.

There are 3,000,000 shares of Common Stock authorized under the 2000 plan and 6,000,000 shares of Common Stock authorized under the 2001 plan. The number of available shares subject to the 2001 plan increases automatically on the first day of each year beginning with the year 2002 by an amount equal to the lesser of (a) three percent (3%) of the shares of Common Stock then outstanding and (b) 1,000,000 shares. The 2002 increase raised the number of shares available under the 2001 plan from 5,000,000 to 6,000,000.

The maximum aggregate number of shares of Common Stock that can be granted to any individual during any calendar year is 350,000 shares under the 2000 plan and 400,000 shares and under the 2001 plan.

         2000 Plan Grants

Through March 31, 2002, the Board has granted an aggregate of 2,617,223 options, with exercise prices ranging from $1.00 to $2.00 per share (depending on the fair market value of the stock on the date of grant). No grants were made pursuant to this plan during the quarter.

         2001 Plan Grants

Through March 31, 2002, the Board has granted an aggregate of 3,545,132 options under 2001 plan. During the quarter ended March 31, 2002, the Company granted of 979,500 options to employees and a director. Exercise prices range from $.55 to $1.25 (depending on fair market value of the stock on the date of grant).

         Non-Plan Stock Option Grants

Through March 31, 2002, the Company has granted an aggregate of 855,000 options outside of any stock option plan with exercise prices ranging from $0.55 to $2.00 per share (depending on fair market value of the stock on the date of grant). No such grants were made during the quarter ended March 31, 2002.

                          I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 9--STOCKHOLDERS' EQUITY (cont'd)

Issuance of Common Stock and Warrants

In connection with signing of their employment agreements, the Company's Chief Executive Officer and a current member of the Company's Office of the President purchased from the Company a total of 500,000 shares of Common Stock at price of $2 per share. The shares were purchased pursuant to a subscriptions agreement and a note and pledge agreement. The note was for a principal amount of $999,500 (net of a $500 bonus), bearing interest at approximately 6% per annum, and provided that the unpaid principal amount was due in five consecutive annual installments beginning on December 29, 2001. Effective during the second quarter 2001 and with Board approval, the note and pledge agreements were canceled. In April 2001, these executive officers received an aggregate of 700,000 incentive stock options pursuant to the 2001 Plan. Pursuant to FASB Interpretation 44, variable accounting at the end of each interim period must be applied to these options since they are deemed a re-pricing of the canceled note and pledge agreements. Accordingly, since the Common Stock fair market value was $1.25 at December 31, 2001 and these options are exercisable at $.55, the Company recorded the intrinsic value of $.70 per option or $350,000 of compensation expense. The Company will continue to mark-to-market these options at the end of each respective interim period until they are exercised. For the three months ended March 31, 2002, the Company marked-to-market these options and recorded a reduction in compensation expense of $80,000.

During the quarter ended March 31, 2002, pursuant to various agreements and board approval, the Company issued an aggregate of 75,000 shares of Common Stock to various consultants for services received. The Common Stock was valued at the fair market value of the stock on the date of issuance or $82,500 in the aggregate. In addition, in July 2001, the Company granted an investment banker 180,000 five year warrants with an exercise price of $0.75 for services from July 2001 to July 2002. Pursuant to EITF 96-18, the Company, at the end of each reporting period, must value these warrants. For the quarter ended March 31, 2002, the Company recorded a charge to earnings of $74,700 as an investor relations expense for the valuing of these warrants.

During the quarter ended March 31, 2002 the Company sold in a private placement an aggregate of 110,000 shares of Common Stock for $47,850 (net of $7,150 of direct costs). This private placement was commenced in November 2001.

Pursuant to a private placement commenced in February 2002, the Company sold 1,900,000 shares through March 31, 2002, yielding proceeds of $1,425,000.

In connection with  facilitating  the transaction  with Palladin as discussed in
Note 7, the Company issued 31,000 shares of Common Stock, a warrant to acquire 200,000 shares of Common Stock at an exercise price of $1.00 per share and paid $130,000 to an unrelated party as a finder fee. The total consideration amounted to $416,610 and has recorded as a debt issuance cost and will be amortized over the life of the Debenture.

                          I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 10--NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, "Business Combinations." Changes made by SFAS No. 141 include
(1) requiring the purchase method of accounting be used for all business combinations initiated after September 30, 2001, and (2) established specific criteria for the recognition of intangible assets separately from goodwill. These provisions are effective for business combinations for which the date of acquisition is subsequent to September 30, 2001. SFAS No. 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions for SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company has prepared preliminary transition impairment analysis as required by SFAS NO. 142 and it does not appear that an impairment of recorded goodwill exists.

The changes in the carrying amount of goodwill for the three months March 31, 2002, is as follows:


                                              Total

Balance as of January 1, 2002                 $2,224,726
Goodwill acquired during the quarter           7,311,275
Impairment losses                                     --
                                          ---------------
Balance as of March 31, 2002                  $9,536,001
                                          ===============

The components of identifiable intangible assets, which are included as a separate line item on the consolidated balance sheet, are as follow:

                                                        As of March 31, 2002
                                                 ------------------------------------
                                                 Gross Carrying        Accumulated
                                                     Amount           Amortization
                                                 ----------------    ----------------
       Amortized intangible assets:
           Non-compete covenants                         1,370,000             (57,084)
           Customer relationships                        3,586,707            (102,270)
                                                  ----------------    ----------------
              Total                                   $  4,956,707          $ (159,354)
                                                  ================    ================

Amortization expense for the three months ended March 31, 2002 was $168,086. Estimated amortization expense for the remainder of fiscal 2002 and the five succeeding years is $1,486,584, $1,604,676 and $1,604,676, $292,485 and 0,
respectively.

          Pro forma net loss for the three months ended March 31, 2001

                                           Amount           Per share
Reported net loss                          $(3,717,225)          $  (.17)
Add back goodwill amortization                 102,300               .01
                                        --------------     -------------
Adjusted net loss                          $(3,614,925)          $  (.16)
                                        ==============     =============

                          I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 10--NEW ACCOUNTING PRONOUNCEMENTS

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


NOTE 11--SUBSEQUENT EVENT

In April and May 2002, the Company sold in a private placement an aggregate of 760,833 shares of Common Stock for $570,625 pursuant to a private placement commenced in February 2002.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         The following discussions of the financial condition and related results of operations of I-trax, Inc. and its subsidiaries should be reviewed in conjunction with our financial statements and related notes appearing on the preceding pages as well as our audited financial statements for the fiscal year ended December 31, 2001, incorporated into our Form 10-KSB, filed on April 4, 2002.

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. In order for us to utilize the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by important factors, which are set forth below and elsewhere in this report, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include our ability to continue as a going concern and our ability to execute contracts for disease management services and software technology.

         Unaudited results of operations for the three-month period ended March 31, 2002 are compared to the unaudited results of operations for the comparable period ended March 31, 2001. Results of operations are based on the historical financial information available as of the dates indicated and are not necessarily indicative of results to be attained for any future period.

         Our financial statements have been prepared assuming that it will continue as a going concern. As of March 31, 2002, our working capital deficiency was $740,382. During the past two years, cash flow deficits from operations have amounted to approximately $400,000 per month. Through March 31, 2002 and the date of this report, we has been able to finance these deficits. Most recently, we secured financing from unrelated parties, and in the past, from our Chief Executive Officer, a Member of our Office of the President and other employees. In the near future, additional cash will be required to enable us to continue the development of our core products to meet customer demand, liquidate our short-term liabilities and continue to implement our marketing strategy. We are optimistic that we will be able to raise additional capital to fund these initiatives and also to fund cash flow deficits; however, there can be no assurance that we will be able to do so.

         During the fourth quarter of 2001 and first quarter of 2002, we entered into strategic marketing agreements with organizations that have the ability to market our products and services to their existing clients. We expects that these key agreements will generate revenue in 2002 and that in the second half of 2002 we will have sufficient cash flow to fund our cash flow deficits. Nonetheless, we may require additional funding to fund our cash flow deficits until then. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue operations.

Corporate History Overview

         I-trax was incorporated in the State of Delaware on September 15, 2000 at the direction of the Board of Directors of I-trax Health Management Solutions, Inc. ("Health Management"), I-trax's then parent company. On February 5, 2001, I-trax became the holding company of Health Management at the closing of reorganization pursuant to Section 251(g) of Delaware General Corporation Law. The holding company reorganization was described in greater detail in I-trax's registration statement on Form S-4 (Registration Number 333-48862). At the effective time of the reorganization, all of the stockholders of Health Management became the stockholders of I-trax and Health Management became a wholly owned subsidiary of I-trax. Further, all outstanding shares of Health Management were converted into shares of I-trax in a non-taxable transaction. Health Management no longer files reports with the Securities and Exchange Commission, and the price for its common stock is no longer quoted on the Over-the-Counter Bulletin Board. However, I-trax does file reports with the Securities and Exchange Commission, and the price of its Common Stock is quoted on the Over-the-Counter Bulletin Board under the symbol "IMTX." I-trax's shares are represented by the same stock certificates that represented Health Management's shares prior to the holding company reorganization.

         The holding company structure has allowed I-trax greater flexibility in its operations and expansion and diversification plans, including in the acquisition of iSummit Partners, LLC, doing business as "MyFamilyMD," on February 7, 2001 and WellComm Group, Inc. on February 6, 2002.

         I-trax acquired iSummit effective as of February 7, 2001 in an exchange transaction pursuant to a Contribution and Exchange Agreement dated as of September 22, 2000, as amended. In the contribution and exchange, I-trax issued a total of 4,222,500 shares of Common Stock to the owners of iSummit and the owners contributed to I-trax all of the issued and outstanding ownership interests in iSummit. At closing, of the total 4,222,500 shares I-trax agreed to issue, 2,086,250 shares were delivered to the owners of iSummit and 2,136,250 shares were deposited with an escrow agent. Effective as of December 31, 2001, a total of 1,289,184 shares held in escrow were returned to I-trax and canceled. Accordingly, the aggregate number of shares issued by I-trax to acquire iSummit has been reduced to 2,933,316 shares. This number may be further reduced by an additional 50,000 shares, as negotiations regarding such a further reduction are ongoing. Since February 7, 2001, iSummit has been a passive, wholly owned entity of I-trax with certain intellectual property as its only assets.

Business Overview

         We have historically developed enterprise and client server applications for collecting disease specific data at the point-of-care for several large hospitals and medical centers. In 2001, we expanded our product lines by developing additional software applications, adding services and completing several strategic acquisitions. We now offer total population health management solutions. Our mission is to combine real time Internet-based software technology and targeted personal interventions by healthcare professionals to improve the quality of care, increase patient satisfaction, improve clinical outcomes, reduce practice variances, improve operating efficiencies and lower medical costs.

         Our products range from stand-alone software applications to total health management solutions. The stand-alone software applications assist physicians, patients and the entire healthcare community in assessing, preventing and managing all stages of disease and wellness. Currently, the stand-alone software applications include four clinical applications:
AsthmaWatch(R), an asthma tracking tool, Health-e-Coordinator(TM), a disease management tool, C-trax(TM), a cardiovascular point-of-care tool, and eImmune(TM), an immunization management system; and two web portals:
MyFamilyMD(TM) for consumers and CarePrime(TM) for physicians. We license our software applications as client-managed integrated applications or as an application service provider from its secure web hosting facility.

         Our population health management solutions assist public health agencies, hospitals, health plans, self-insured employers, and colleges and universities to manage the healthcare of their populations as outsourced services through us. We deliver these service solutions by integrating Health-e-Coordinator(TM) disease management tool, our web portals Care Prime(TM) and MyFamilyMD(TM) and its patient contact center staffed by skilled nurses and other healthcare professionals 24 hours per day, 7 days per week. Our service solutions are flexible and adoptable. Without significant modifications to our software applications, our solutions address the specific needs of several segments of the healthcare industry, including, as examples, university and college student health plans, indigent care coordination and disease management initiatives and disease management of acutely ill patient with co-morbidities.

Acquisition of WellComm Group

         On February 6, 2002, we acquired all of the issued and outstanding common stock of WellComm Group, Inc. ("WellComm"), as stipulated in the Merger Agreement dated January 28, 2002, by issuing 7,440,000 shares of Common Stock, granting 560,000 options with a nominal exercise price and paying $2,175,056 in cash. In addition, we also issued 80,000 shares to an employee for introducing us to WellComm. The aggregate acquisition price amounted to approximately $12,760,000. The value of Common Stock issued and stock options granted was determined based on the average closing price of our Common Stock immediately before and after agreed to and announced acquisition.

         Of the total purchase price, we have allocated approximately $1,370,000 to non-compete covenants, $3,680,000 to customer relationships, $390,000 to net assets acquired with the remainder of approximately $7,320,000 assigned to goodwill. Non-compete covenants will be amortized on a straight-line basis over a four-year life whereas customer relationships will be amortized over a three-year life.

         WellComm is a disease management company that offers a broad array of expertise including a nurse contact center specializing in disease management, triage, health information survey, and research services for the healthcare industry.

         The WellComm acquisition was two-step reorganization pursuant to a Merger Agreement dated as of January 28, 2002 by and among us, WC Acquisition, Inc. ("Acquisition"), an Illinois corporation and our wholly owned subsidiary, WellComm, John Blazek and Carol Rehtmeyer. The initial step of the reorganization transaction involved a merger of Acquisition with and into WellComm, in which merger WellComm continued as the surviving corporation. The second step of the reorganization transaction involved a statutory merger of WellComm with and into us, in which merger we continued as the surviving corporation. The parties to the Merger Agreement intend to treat the initial step and the second step of the reorganization as part of an integrated plan, such that the two steps constitute a single transaction described in Rev. Rule 2001-46, 2001-42 Internal Revenue Bulletin 321 (Sep. 24, 2001), and thus a tax-free reorganization pursuant to Section 368 of the Internal Revenue Code of 1986, as amended.

         The financial statements include the operations of WellComm from February 1, 2002 (the effective date of acquisition) forward. The purchase price has been based on the estimated fair values of the assets acquired and liabilities assumed. We are in the process of obtaining third-party valuations of certain intangible assets and therefore the allocation of the purchase price is preliminary.

         We also agreed to deliver to the WellComm stockholders additional contingent merger consideration either in cash or, at the election of John Blazek as a representative of the WellComm stockholders, in shares of Common Stock. The additional contingent merger consideration will be equal to 10% of revenues that may be generated by sales of new services to an existing WellComm client during a 12-month period beginning on the date such new services begin to be delivered. Such new services must commence by February 5, 2003, but have not been commenced as of March 31, 2002. If the additional contingent merger consideration is paid in shares of Common Stock, the shares will valued at the lesser of $1.23 per share and the average of the closing price of Common Stock for twenty 20 consecutive trading days ending on the day prior to the day a contingent merger consideration payment is due. Any additional shares distributed will be recognized as compensation expense in the period earned.

         After the merger, each of Mr. Blazek and Ms. Rehtmeyer joined us as Members of the Office of the President and Ms. Ludwig joined us as a Vice President pursuant to employment agreements with Health Management. In addition, Mr. Blazek and Ms. Rehtmeyer were elected to our Board of Directors.

         We granted to the WellComm stockholders the following registration rights under the Securities Act of 1933, as amended, with respect to the shares of Common Stock issued in the merger: (a) two demand registration rights exercisable after February 5, 2005; and (b) unlimited "piggy back" registration rights (subject to underwriter cut back) in the event we registers Common Stock for our own account.

         We funded the  acquisition  of  WellComm  by  selling a 6%  convertible senior debenture in the aggregate principal amount of $2,000,000 (the "Debenture") to Palladin Opportunity Fund LLC pursuant to a Purchase Agreement dated as of February 4, 2002. Pursuant to the purchase agreement, we also issued Palladin a warrant to purchase an aggregate of up to 1,538,461 shares of Common Stock at an exercise price of $1.10 per share (the "Warrant"). The outstanding principal and any deferred interest under the Debenture are payable in full on or before February 3, 2004. Further, outstanding principal and any deferred interest may be converted at any time at the election of Palladin into Common Stock at an initial conversion price of $1.00 per share. The initial conversion price is subject to "reset" as of the dates that are 12 months and 18 months after the issue date (each such date, a "Reset Date"). With respect to each Reset Date, the conversion price will only be reduced if the closing bid price for Common Stock, averaged during a period of 20 consecutive trading days ending on the date that immediately precedes the applicable Reset Date, is less than the then applicable conversion price, in which case, the reset conversion price will equal to this average.

         Under the Purchase Agreement, Palladin also received an option to purchase an additional 6% convertible senior debenture in the face amount of $1 million and received an additional warrant to purchase an aggregate of up to 769,230 shares of Common Stock. The terms of the optional debenture and warrant will be substantially similar to those of the Debenture and the Warrant. Finally, pursuant to a related registration rights agreement, we agreed to register all of the shares of Common Stock underlying the Debenture and the Warrant on a registration statement on Form SB-2.

Results of Operations

         For the two years ended December 31, 2001, we did not generate significant sales. During the period, we expended a predominant portion of our resources to build and deliver eImmune(TM) and C-Trax(TM) to Walter Reed Army Medical Center in accordance with prior contractual obligations. Further, during this period, we re-focused our efforts to changing from developing custom software applications for few clients to: (1) commercializing existing software applications including eImmune(TM), AsthmaWatch(R) and C-Trax(TM), (2) web-enabling new applications including MyFamilyMD(TM), CarePrime(TM) and Health-e-Coordinator(TM), and (3) marketing these products as a total population health management solution. This process began in May 2000 when we brought together our current management team. The process continued in 2001 and in the first quarter of 2002, when, in response to demand in the marketplace, we acquired WellComm to supplement our technology solutions with disease management services.

         We now focus our marketing efforts on three main markets: (1) college and university student health services; (2) the Department of Defense/public health sector; and (3) health plans and self-insured employers.

         The result of operations presented in this report reflects the result of operations of WellComm, which for accounting purposes, we acquired effective as of January 31, 2002.

         Three Months Ended March 31, 2002 Compared To Three Months Ended March 31, 2001

         Total revenues for the three months ended March 31, 2002 were $406,357 representing an increase of $216,417 or 113% from $189,940 for the three months ended March 31, 2001. The total revenues for three months ended March 31, 2002 were comprised of $361,857, representing WellComm's service revenues derived from disease management and call center contracts, and $44,500, representing our technology revenues derived from the sale of a software license to eImmune(TM) which was installed at Walter Reed Army Medical Center. For the remainder of this year and beyond, we expects to generate revenues from (1) licensing our software applications on a subscription basis to customers that rely on their own capabilities to deliver disease management service or (2) delivery of a complete population health and disease management solutions, encompassing technology and services.

         Cost of revenue amounted to $262,165 for the three months ended March 31, 2002, an increase of 1,586% from $15,546 for the three months ended March 31, 2001. The increase is directly attributable to the personnel costs required to staff WellComm's disease management and call center contracts. We expect that our cost of sales will fluctuate in future periods because technology only contracts will yield a low cost of sales whereas disease management contracts requiring services will increase the cost of sales. We also expect, based on our current pipeline of contracts, that a significant portion of our future revenue will be derived from application service provider contracts with colleges and universities, self-insured employers, health plans.

         Product development costs amounted to $119,500 for the three months ended March 31, 2002 as compared to $227,264 for the three months ended March 31, 2001, a decrease of 47%. The decrease was attributable in significant part to the fact that during the quarter ended March 31, 2001 we subcontracted the development of a software component because we did not have the work force to complete the build-out. We expect to continue to spend funds on adding functionality to our products especially to MyFamilyMD(TM) by adding MedWizards(R), on CarePrime(TM), which interacts with MyFamilyMD(TM) and its MedWizards(R), and on Health-e-Coordinator(TM) by adding additional disease capabilities. All product development costs in this quarter and 2001 were expensed.

         General and administrative expenses decreased 18% from $1,605,273 for the three months ended March 31, 2001 to $1,401,818 for the three months ended March 31, 2002, even though the expenses for the quarter ended March 31, 2002 include approximately $197,000 of expenses assumed by us as a result of our acquisition of WellComm. The net decrease is primarily attributable to our personnel reductions and stringent budgetary controls implemented in the fourth quarter of 2001. We anticipate that for the balance of 2002, our spending will increase slightly from that in the quarter ended March 31, 2002 because this quarter reflects only two months of WellComm's expenses. We believe that with the addition of WellComm's personnel, we have the resources to handle increased revenue with minimal incremental costs.

         Acquired in progress research and development was $1,642,860 for the quarter ended March 31, 2001. This amount was directly attributable to the acquisition of iSummit on February 7, 2001. An independent, third party, valuation company derived this amount after a detailed analysis of all the underlying facts.

         Depreciation and amortization expense amounted to $219,987 for the three months ended March 31, 2002 as compared to $102,300 for the three months ended March 31, 2001. The increase is primarily attributable to the amortization in connection with the intangible assets recorded as a result of the WellComm acquisition.

         Marketing and advertising expenses were $170,456 for the three months ended March 31, 2002 as compared to $66,137 for the three months ended March 31, 2001. The increase of 157% was caused by our engagement of investor relations consultants along with increasing our marketing efforts to promote our disease management solutions following the WellComm acquisition.

         Interest expense for the three months ended March 31, 2002 amounted to $1,170,845 increasing by $914,263 or 356% from $256,582. The net increase is primarily attributable to taking a charge to interest expense for the beneficial conversion value associated with the sale of a $2,000,000 convertible debenture to Palladin using the proceeds to fund the cash portion of the WellComm acquisition. Generally, the beneficial conversion value represents the benefit to the investor that results from purchasing an immediately convertible debenture with a conversion price that is less than fair market value on the date of purchase after first allocating a portion of the proceeds from the debenture to the associated warrants.

         Our net loss amounted to $2,974,798 for the quarter ended March 31, 2002 as compared to a loss of $3,717,225 for the three months ended March 31, 2001. For both periods, we had significant transaction related charges. For the quarter ended March 31, 2002, we incurred a one-time charge of approximately $1,000,000 on account of the beneficial conversion value associated with the Debenture. For the quarter ended March 31, 2001, we incurred a one-time charge of $1,600,000 on account of acquired in process research and development in the acquisition of iSummit.

Liquidity and Capital Resources

         Working Capital Deficiency

         We ended the quarter with approximately $760,000 in cash on our balance sheet. As of March 31, 2002, we had a working capital deficiency of $740,382. Since March 31, 2002, we have raised an additional $570,000 through May 15, 2002. We are optimistic, although no assurances exist, that if we require additional funding before our operations produce positive cash flow, we will raise such funding.

         Sources and Uses of Cash

         Despite our negative cash flows from operations, which amounted to approximately $1,550,000 for the quarter ended March 31, 2002 and $1,250,000 for the quarter ended March 31, 2001, we have been able to secure funds to support our operations. During the third quarter of 2001 and first quarter of 2002, such funds were received from unrelated investors. Prior to the fourth quarter of 2001, we received such funds from Frank A. Martin, our Chief Executive Officer, Gary Reiss, a Member of our Office of the President, and certain other senior officers. We believe that additional cash will be required to finish the development of our products and to implement our marketing strategy.

         For the quarter ended March 31, 2002, we funded our cash needs from financing activities, primarily from sales of Common Stock, amounting to approximately $1,500,000. We also received $2,000,000 from the sale of a 6% convertible debenture that we used to acquire WellComm. In the future, we expect to rely less on equity financings and more on cash flows from operations. We expect that WellComm operations will provide a portion of our future operating cash flow. For the quarter ended March 31, 2001, we financed our operations by borrowings approximately $700,000 from an unrelated party and $475,000 from our officers and by selling $120,000 of Common Stock.

         With regards to investing activities, the only material event for the quarter ended March 31, 2002 was the payment of approximately $2,000,000 to fund the cash portion of the WellComm's acquisition price.

         As of March 31, 2002, our current liabilities were approximately $2,150,000, of which approximately $700,000 is due to Messrs. Martin and Reiss for which no repayment terms have been established. We do not expect to pay management loans until we begins to generate cash flows from operations and obtain the consent of Palladin pursuant to the terms of the Debenture and related documents. The remainder of current liabilities of approximately $1,450,000 is made up, primarily, of trade payables of approximately $685,000, accrued expenses of approximately $303,000, $175,000 credit line payable which was assumed with the acquisition of WellComm and approximately $220,000 of deposits on future contracts. We have good relationships with our vendors.

         Our long-term debt is made up of 6% convertible senior debenture in the aggregate principal amount of $2,000,000 held by Palladin, for which principal and deferred interest is not due until February 3, 2004, and $692,809 held by a group of investors led by Psilos Group Partners, L.P., which includes Nantucket Healthcare Ventures I, L.P., a venture fund managed by Mr. Martin for which, principal and interest is not due until March 2006. We expect that we will be able to repay these obligations if they are not converted into equity prior to their due date.

         Related Party Transactions

         During the quarter ended March 31, 2001, Mr. Martin and Mr. Reiss periodically advanced funds to fund our working capital deficiency. As of March 31, 2002, we owed these individuals $689,598 (inclusive of accrued interest).

         In connection with signing of their employment agreements, Mr. Martin and Mr. Reiss purchased from us a total of 500,000 shares of Common Stock at price of $2 per share. The shares were purchased pursuant to a subscriptions agreement and a note and pledge agreement. The note was for a principal amount of $999,500 (net of a $500 bonus), bearing interest at approximately 6% per annum, and provided that the unpaid principal amount was due in five consecutive annual installments beginning on December 29, 2001. Effective during the second quarter 2001 and with Board approval, the note and pledge agreements were canceled. In April 2001, these executive officers received an aggregate of 700,000 incentive stock options pursuant to the 2001 Equity Compensation Plan. Pursuant to FASB Interpretation 44, variable accounting at the end of each interim period must be applied to these options since they are deemed a re-pricing of the canceled note and pledge agreements. Accordingly, since the Common Stock fair market value was $1.25 at December 31, 2001 and these options are exercisable at $.55, we recorded the intrinsic value of $.70 per option or $350,000 of compensation expense. We will continue to mark-to-market these options at the end of each respective interim period until they are exercised. For the three months ended March 31, 2002, we marked-to-market these options and recorded a reduction in compensation expense of $80,000.

Critical Accounting Policies

         Legal Contingencies

         We are currently involved in a certain threatened litigation. As discussed in Note 13 of our consolidated financial statements, as of December 31, 2001, we have not accrued a loss contingency because the plaintiff's success in this matter is not deemed probable nor could I-trax reasonably estimate any adverse effect based on the current facts. We do not believe this proceeding will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be negatively and materially affected by changes in our assumptions, of the effectiveness of our strategies, related to these proceedings.

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

Material Equity Transactions

         For the three months ended March 31, 2002, we executed equity transactions with related and unrelated parties in connection with the raising funds for working capital along with issuing securities in lieu of compensation for services received. We believe that we has valued all such transaction pursuant to the various accounting rules and that they ultimately represent the economic substance of each transaction.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not a party to any material  pending  legal  proceeding.
Litigation   threatened   against   Health   Management  is  described  in  Note
7--Commitments and Contingencies to I-trax's financial statements above.

Item 2.  Changes in Securities

         In January 2002, we sold 110,000 shares of Common Stock at $.50 per share pursuant to a private placement initiated in 2001. All participants were accredited investors. In undertaking this offering, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder. We filed a Form D with the Securities and Exchange Commission in connection with the issuance of Common Stock in this transaction.

Effective January 4, 2002, four institutional investors and one employee exercised warrants using a "cashless" feature of the warrants, and upon this exercise received 1,753,486 shares of Common Stock. The shares of Common Stock were valued at $1.496 for purposes of the warrants' "cashless" feature. In undertaking this offering, we relied on an exemption from registration under
Section 4(2) of the Securities Act.

         We acquired WellComm effective as of February 6, 2001 in a two-step merger transaction pursuant to a Merger Agreement dated as of January 28, 2002, as amended. We issued a total of 7,440,000 shares of Common Stock to acquire WellComm. We recorded an accounting expense of $1.31 per share in connection with this issuance. In undertaking this offering, we relied on an exemption from registration under Section 4(2) of the Securities Act.

         Effective February 4, 2002, we sold a 6% senior convertible debenture, initially convertible into 2,000,000 shares of Common Stock at a conversion price of $1.00 per share, and a warrant to acquire 1,538,461 shares of Common Stock, at an exercise price of $1.10 per share, to an institutional investor. In undertaking this offering, we relied on an exemption from registration under
Section 4(2) of the Securities Act.

         As of March 31, 2002, we sold 1,899,999 shares of Common Stock at $.75 per share pursuant to a private placement initiated on February 7, 2002. All participants were accredited investors. In undertaking this offering, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder. We filed a Form D with the Securities and Exchange
Commission in connection with the issuance of our common stock in this transaction.

         Effective as of March 20, 2002, we issued 75,000 shares of Common Stock to two companies as consideration for investor relations services. We recorded an accounting expense of $1.10 per share in connection with this issuance. The companies are accredited investor. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder.

         Effective as of March 20, 2002, we issued 31,000 shares of Common Stock and a warrant to acquire 200,000 share of Common Stock to an investment banker as consideration for services rendered in connection with the WellComm financing. For purposes of this issuance, each issued share of Common Stock was valued at $1.31 per share. The exercise price under the warrant is $1.00 per share. The investment baker is an accredited investor. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder.

         Effective as of March 20, 2002, we issued 80,000 shares of Common Stock to an employee as consideration for services rendered in connection with the WellComm acquisition. For purposes of this issuance, each issued share of Common Stock was valued at $1.31 per share. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act.

Item 3.  Defaults upon Senior Securities

         We did not default upon any senior securities during the quarter ended March 31, 2002.

Item 4.  Submission of Matters to a Vote of Security Holders

         We did not submit any matters to a vote of its stockholders during the quarter ended March 31, 2002.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None.

(b)      Reports on Form 8-K

         We filed a current report on Form 8-K with the Securities and Exchange Commission on January 29, 2002 to report certain material transactions occurring in the fourth quarter of 2002 and in January 2002.

         We filed a current report on Form 8-K with the Securities and Exchange Commission on February 8, 2002 to report the sale of a 6% senior convertible debenture and a warrant to acquire 1,538,461 shares of Common Stock to an institutional investor pursuant to a purchase agreement dated February 4, 2002.

         We filed a current report on Form 8-K with the Securities and Exchange Commission on February 13, 2002 to report the issuance of a press release regarding our 2001 financial performance.

         We filed a current report on Form 8-K with the Securities and Exchange Commission on February 22, 2002 to report the closing of acquisition of WellComm Group, Inc. pursuant to a Merger Agreement dated January 28, 2002.

                                    SIGNATURE

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        I-TRAX, INC.

Date: May 20, 2002                      By: /s/  Frank A. Martin
                                            --------------------------------
                                             Name:   Frank A. Martin
                                             Title:  Chief Executive Officer