Form 10QSB
period 2002-06-30
I TRAX INC
filed 2002-08-14
CIK 1110189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of July 31, 2002, the Registrant had 46,986,356 shares of its $0.001 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]    No [X]

                                                       INDEX


                                                                                                         Page No.
PART I.   FINANCIAL INFORMATION..............................................................................3

         Item 1.           Financial Statements .............................................................3

         Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations........................................................20

PART II.   OTHER INFORMATION................................................................................29

         Item 1.           Legal Proceedings................................................................29

         Item 2.           Changes in Securities............................................................29

         Item 3.           Defaults upon Senior Securities..................................................29

         Item 4.           Submission of Matters to a Vote of Security Holders..............................29

         Item 5.           Other Information................................................................30

         Item 6.           Exhibits and Reports on Form 8-K.................................................30

                                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                                  I-TRAX, INC.
                                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  (UNAUDITED)





                                                                                                   Page Number


Balance sheets at June 30, 2002 and December 31, 2001                                                     4

Statements of operations for the three months ended June 30, 2002 and 2001                                5

Statements of operations for the six months ended June 30, 2002 and 2001                                  6

Statement of stockholders' equity for the six months ended June 30, 2002                                  7

Statements of cash flows for the six months ended June 30, 2002 and 2001                                  8

Notes to financial statements                                                                             10

                                               I-TRAX, INC. AND SUBSIDIARIES
                                                       BALANCE SHEETS
                                                        (UNAUDITED)

                                                           ASSETS
                                                                                        June 30,           December 31,
                                                                                          2002                 2001
                                                                                     ----------------    -----------------
Current assets:
     Cash                                                                                 $   83,389          $ 1,029,208
     Accounts receivables, net                                                               497,022                   --
     Prepaid expenses                                                                         49,474               99,245
     Other current assets                                                                      4,800                1,915
     Note receivable                                                                          15,000               72,437
                                                                                     ----------------    -----------------
       Total current assets                                                                  649,685            1,202,805
                                                                                     ----------------    -----------------

Office equipment, furniture and leasehold improvements, net                                  474,849              279,635
Goodwill                                                                                   9,536,001            2,224,726
Intangible assets, net                                                                     4,302,647                   --
Debt issuance costs, net                                                                     345,650                   --
Security deposits                                                                             35,071               66,896
                                                                                     ----------------    -----------------

       Total assets                                                                     $ 15,343,903          $ 3,774,062
                                                                                     ================    =================

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                                    $   742,773           $  619,612
     Accrued expenses                                                                        526,152              276,750
     Credit line payable                                                                     300,000                   --
     Due to officers                                                                         674,598              739,598
     Capital lease payable                                                                    75,533               42,878
     Deferred revenue                                                                        365,393              148,830
                                                                                     ----------------    -----------------
       Total current liabilities                                                           2,684,449            1,827,668
                                                                                     ----------------    -----------------

Capital lease obligation, net of current portion                                              55,900               55,901
Promissory notes and debenture payable, net of discount                                    1,591,191              312,327
                                                                                     ----------------    -----------------

       Total liabilities                                                                   4,331,540            2,195,896
                                                                                     ----------------    -----------------


Commitments and contingencies (Note 8)

Stockholders' equity
     Preferred stock - $.001 par value, 2,000,000 shares authorized,
       -0- issued and outstanding                                                                 --                   --
     Common stock - $.001 par value, 100,000,000 shares authorized,
       46,956,452 and 34,939,466 issued and outstanding, respectively                         46,956               34,939
     Additional paid in capital                                                           37,684,245           22,964,778
     Accumulated deficit                                                                 (26,718,838)         (21,421,551)
                                                                                     ----------------    -----------------
       Total stockholders' equity                                                         11,012,363            1,578,166
                                                                                     ----------------    -----------------

       Total liabilities and stockholders' equity                                       $ 15,343,903          $ 3,774,062
                                                                                     ================    =================

                                See accompanying notes to financial statements (unaudited).


                                            I-TRAX, INC. AND SUBSIDIARIES
                                               STATEMENTS OF OPERATIONS
                                  FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                                     (UNAUDITED)



                                                                               Three months          Three months
                                                                                  ended                 ended
                                                                                 June 30,              June 30,
                                                                                   2002                  2001
                                                                             -----------------     -----------------
Revenue
     Technology licenses                                                          $   135,000           $   270,470
     Services                                                                         463,660                    --
                                                                             -----------------     -----------------
Total revenue                                                                         598,660               270,470
                                                                             -----------------     -----------------

Operating expenses:
     Cost of revenue                                                                  365,153                20,578
     General and administrative                                                     1,376,290             1,516,827
     Research and development                                                         103,320               123,059
     Depreciation and amortization                                                    627,535               179,517
     Marketing and advertising                                                        156,636                39,229
                                                                             -----------------     -----------------
Total operating expenses                                                            2,628,934             1,879,210
                                                                             -----------------     -----------------

Operating loss                                                                     (2,030,274)           (1,608,740)
                                                                             -----------------     -----------------

Other income (expenses):
     Miscellaneous income                                                                  --                   --
     Amortization of debt and conversion costs                                        (54,576)            (869,168)
     Interest income                                                                       --                15,322
     Interest expense                                                                (237,639)             (146,748)
                                                                             -----------------     -----------------
Total other income (expenses)                                                        (292,215)           (1,000,594)
                                                                             -----------------     -----------------


(Loss) before provision for income taxes                                           (2,322,489)           (2,609,334)
                                                                             -----------------     -----------------

Provision for income taxes                                                                 --                    --
                                                                             -----------------     -----------------

Net (loss)                                                                       $ (2,322,489)         $ (2,609,334)
                                                                             =================     =================

Loss per common share:

Basic and diluted                                                                  $     (.04)           $     (.11)
                                                                             =================     =================

Weighted average number of shares outstanding:                                     46,535,820            23,821,568
                                                                             =================     =================

                             See accompanying notes to financial statements (unaudited).

                                            I-TRAX, INC. AND SUBSIDIARIES
                                               STATEMENTS OF OPERATIONS
                                   FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                                     (UNAUDITED)


                                                                             Six months ended      Six months ended
                                                                                 June 30,              June 30,
                                                                                   2002                  2001
                                                                             -----------------     -----------------
Revenue
     Technology licenses                                                          $   179,500           $   460,410
     Services                                                                         825,517                    --
                                                                             -----------------     -----------------
Total revenue                                                                       1,005,017               460,410
                                                                             -----------------     -----------------

Operating expenses:
     Cost of revenue                                                                  627,318                36,124
     General and administrative                                                     2,778,108             3,095,749
     Research and development                                                         222,820               350,323
     Acquired in process research and development                                          --             1,642,860
     Depreciation and amortization                                                    847,522               281,817
     Marketing and advertising                                                        327,092               105,366
                                                                             -----------------     -----------------
Total operating expenses                                                            4,802,860             5,512,239
                                                                             -----------------     -----------------

Operating loss                                                                     (3,797,843)           (5,051,829)
                                                                             -----------------     -----------------

Other income (expenses):
     Miscellaneous income                                                                  --                 6,636
     Amortization of debt and conversion costs                                        (90,960)            (869,168)
     Interest income                                                                       --                17,483
     Interest expense                                                              (1,408,484)             (429,681)
                                                                             -----------------     -----------------
Total other income (expenses)                                                      (1,499,444)           (1,274,730)
                                                                             -----------------     -----------------


(Loss) before provision for income taxes                                           (5,297,287)           (6,326,559)
                                                                             -----------------     -----------------

Provision for income taxes                                                                 --                    --
                                                                             -----------------     -----------------

Net (loss)                                                                       $ (5,297,287)         $ (6,326,559)
                                                                             =================     =================

Loss per common share:

Basic and diluted                                                                  $     (.12)           $     (.28)
                                                                             =================     =================

Weighted average number of shares outstanding:                                     43,911,518            22,609,279
                                                                             =================     =================


                             See accompanying notes to financial statements (unaudited).

                                                I-TRAX, INC. AND SUBSIDIARIES
                                              STATEMENT OF STOCKHOLDERS' EQUITY
                                            FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                                         (UNAUDITED)

                                                                                                                 Total
                                                      Common Stock            Additional                      Stockholders'
                                              -----------------------------    Paid-in        Accumulated        Equity
                                                Shares          Amount         Capital          Deficit       (Deficiency)
                                             -------------   ------------- ----------------  --------------  ---------------

Balances at December 31, 2001                  34,939,466        $ 34,939     $ 22,964,778   $ (21,421,551)    $  1,578,166

Fair market value of detachable warrants
   issued in connection with debenture and
   beneficial conversion value                         --              --        2,000,000              --        2,000,000

Issuance of Common Stock and granting of
   options in connection with the
   acquisition of WellComm Group, Inc.          7,440,000           7,440       10,472,560              --       10,480,000

Issuance of Common Stock and warrants as
   consideration for finder fee                   111,000             111          391,297              --          391,408

Sale of Common Stock, net of $7,150 in costs    2,637,500           2,638        1,940,838              --        1,943,476

Issuance of Common Stock and warrants as
   consideration for services rendered             75,000              75          126,525              --          126,600

Issuance of Common Stock in connection with
   exercise of warrants (see Note 6)            1,753,486           1,753           (1,753)             --               --

Mark-to-market of options granted to
   officers in lieu of canceling note and
   pledge agreement during 2001                        --              --         (210,000)             --         (210,000)

Net loss for the six months ended June 30,
   2002                                                --              --               --      (5,297,287)      (5,297,287)
                                             -------------   ------------- ----------------  --------------  ---------------

Balances at June 30, 2002                      46,956,452       $  46,956     $ 37,684,245   $ (26,718,838)    $ 11,012,363
                                             =============   ============= ================  ==============  ===============

                                 See accompanying notes to financial statements (unaudited).

                                                              7

                          I-TRAX, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                                  Six months         Six months
                                                                                     ended              ended
                                                                                 June 30, 2002      June 30, 2001
                                                                                ----------------   ----------------
Operating activities:
     Net loss                                                                     $  (5,297,287)     $  (6,326,559)
     Adjustments to reconcile net loss to net cash used for operating activities:
         Accretion of discount on notes payable charged to interest expense             247,065            384,696
         Beneficial conversion value of debenture                                     1,031,800                 --
         Depreciation and amortization                                                  847,522            358,257
         Amortization of debt and conversion costs                                       90,960                 --
         Issuance of securities for services, net of marked to market
            adjustments                                                                 (83,400)           907,409
         Write-off of in progress research and development acquired
            in iSummit Partners, LLC acquisition                                             --          1,642,860
     Decrease (increase) in:
       Accounts receivable                                                              (19,275)            69,314
       Prepaid expenses                                                                  82,923             21,038
       Other current assets                                                             (20,525)             4,581
     (Decrease) increase in:
       Accounts payable                                                                  59,668            207,027
       Accrued expenses                                                                  56,609            480,063
       Deferred revenue                                                                 216,563           (188,922)
                                                                                ----------------   ----------------
Net cash used for operating activities                                               (2,787,377)        (2,440,236)
                                                                                ----------------   ----------------

Investing activities:
     Proceeds from partial repayment of note receivable                                  52,500                 --
     Deposit on acquisition of intellectual property                                                      (100,000)
     Cash used to acquire property and equipment                                        (12,866)                --
     Proceeds from partial release of security deposit                                   31,825             53,388
     Net cash to acquire WellComm Group, Inc.                                        (2,045,065)                --
                                                                                ----------------   ----------------
Net cash used for investing activities                                               (1,973,606)           (46,612)
                                                                                ----------------   ----------------

Financing activities:
     Principal payments on capital leases                                               (38,312)           (17,120)
        Proceed from credit line payable                                                125,000                 --
     Proceeds from issuance of promissory notes                                              --            692,809
     Repayment to related party                                                         (65,000)         (480,000)
     Proceeds from related parties                                                           --            855,000
     Proceeds from issuance of convertible promissory notes                                                270,000
     Proceeds from sale of Common Stock                                               1,943,476          1,100,000
     Costs in connection with issuance of debenture                                    (150,000)                --
     Proceeds from issuance of debenture and warrants                                 2,000,000                 --
                                                                                ----------------   ----------------

Net cash provided by financing activities                                             3,815,164          2,420,689
                                                                                ----------------   ----------------

Net decrease in cash                                                                   (945,819)           (66,159)

Cash and cash equivalents at beginning of period                                      1,029,208            132,806
                                                                                ----------------   ----------------

Cash and cash equivalents at end of period                                          $    83,389        $    66,647
                                                                                ================   ================
Supplemental disclosure of non-cash flow information:
     Cash paid during the period for:
       Interest                                                                      $    6,099        $     3,908
                                                                                ================   ================
       Income taxes                                                                   $      --         $       --
                                                                                ================   ================

                                           (Continued on following page.)

                                                         8

                                            I-TRAX, INC. AND SUBSIDIARIES
                                              STATEMENTS OF CASH FLOWS
                                   FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                                     (UNAUDITED)

                                           (Continued from previous page.)

                                                                                Six months           Six months
                                                                                   ended                ended
                                                                               June 30, 2002        June 30, 2001
                                                                              ----------------     ----------------
Schedule of non-cash investing activities:
     Issuance of 3,368,000 shares of Common Stock in connection with
       acquisition of MyFamilyMD                                                    $      --         $  5,254,080
                                                                              ================     ================

     Issuance of 7,440,000 shares of Common Stock and granting of 560,000
       in connection with acquisition of WellComm Group, Inc.                    $ 10,480,000           $       --
                                                                              ================     ================

Issuance of Common Stock and stock options for finder fee                         $   391,408           $       --
                                                                              ================     ================

Schedule of non-cash financing activities:
     Issuance of Common Stock in connection with conversion of
       convertible promissory notes                                                 $      --         $  2,551,784
                                                                              ================     ================

     Issuance of Common Stock in connection with conversion of advances
       form officers                                                                $      --          $   416,112
                                                                              ================     ================


                             See accompanying notes to financial statements (unaudited).

                                                         9

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

As of June 30, 2002, the Company had one wholly owned subsidiary, Health Management, and two single member limited liability companies, iSummit Partners, LLC and WellComm Group, LLC. The Company acquired iSummit Partners, LLC in February 2001. iSummit Partners, LLC does not conduct any operations but maintains ownership of certain intellectual property. The Company formed WellComm Group, LLC to conduct the activities of WellComm Group, Inc., which the Company acquired on February 6, 2002 as further described in Note 3. The Company conducts its operation through Health Management and WellComm Group, LLC.

NOTE 2--INTERIM RESULTS AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. However, as of June 30, 2002, the Company's accumulated deficit was $26,718,838 and its working capital deficiency was $2,034,764. In addition, the Company has had negative cash flows from operations of $4,900,000 and $4,600,000 for the years ended December 31, 2001 and 2000, respectively, and $2,800,000 for the six months ended June 30, 2002. As a result of these factors, the auditor's report on the December 31, 2001 financial statements included a paragraph indicating that there was substantial doubt about the Company's ability to continue as a going concern.

We expect that in the near future additional cash will be required to fund these deficits and enable us to continue the development of our core products to meet customer demand, liquidate our short-term liabilities and continue to implement our marketing strategy. The Company has, is and will continue to explore opportunities to obtain funds to meet the projected shortfall. First, the Company is intensifying its sales efforts to continue to grow its revenues. Second, the Company has engaged investment professionals to assist the Company in raising capital through debt or equity sales. Third, the Company is exploring extending existing credit facilities and establishing new credit facilities with present and new banks. And fourth, the Company's principal executive officers are prepared to fund any shortfalls by lending funds to the Company, as is disclosed in Note 11.

The Company's continuation as a going concern is dependent upon the Company's ability to successfully close new sales contracts and negotiate financing arrangements either through equity transactions or debt agreements. Although no assurances can be given, the Company is reasonably confident that it will be able to continue to operate as a going concern.

                          I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2--INTERIM RESULTS AND BASIS OF PRESENTATION (Cont'd)

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2002 and the results of the operations and cash flows for the three and six months ended June 30, 2002. The results for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

Loss per common share is computed pursuant to Financial Accounting Standards Board, "SFAS No. 128," "Earnings Per Share." Basic loss per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt. As of June 30, 2002 and 2001, 10,190,256 and 5,092,727, respectively, of options, warrants and shares issuable upon conversion of certain debt were excluded from the diluted loss per share computation, as their effect would be anti-dilutive.

These unaudited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2001 as included in the Company's report on Form 10-KSB for the fiscal year ended December 31, 2001 filed on April 4, 2002.

NOTE 3--ACQUISITION OF WELLCOMM GROUP, INC.

On February 6, 2002, the Company acquired all of the issued and outstanding common stock of WellComm Group, Inc. ("WellComm"), as stipulated in the Merger Agreement dated January 28, 2002, as amended, by issuing 7,440,000 shares of Common Stock, granting 560,000 options to acquire Common Stock at a nominal price and paying $2,175,056 in cash. In addition, the Company issued 80,000 shares of Common Stock to an employee for introducing the Company to WellComm. The aggregate acquisition price amounted to approximately $12,660,000. The value of the Common Stock issued and stock options granted was determined based on the average market price of the Company's Common Stock immediately before and after the acquisition was agreed to and announced. The acquisition was a two-step reorganization pursuant to the Merger Agreement by and among the Company, WC Acquisition, Inc., an Illinois corporation and a wholly owned subsidiary of the Company ("Acquisition"), WellComm, and WellComm's two largest shareholders. The initial step of the reorganization transaction involved a merger of Acquisition with and into WellComm, in which merger WellComm continued as the surviving corporation. The second step of the reorganization transaction involved a statutory merger of WellComm with and into the Company, in which merger the Company continued as the surviving corporation. For accounting purposes, the effective date of the acquisition is January 31, 2002.

The Company agreed to deliver to the WellComm shareholders additional contingent merger consideration either in cash or in Common Stock. The additional contingent merger consideration will equal to 10% of revenues that may be generated by sales of new services to an existing WellComm client during a 12-month period beginning on the date such new services begin to be delivered. Such new services must commence by February 5, 2003, but have not been commenced as of June 30, 2002. Any additional shares distributed will be recognized as compensation expense in the period earned.

                          I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3--ACQUISITION OF WELLCOMM GROUP, INC. (cont'd)

WellComm is a disease management company that offers a wide array of expertise including a nurse contact center specializing in disease management, triage, health information survey, and research services for the healthcare industry. The Company acquired WellComm in order to enhance its portfolio of product offerings by combining technology and services. The Company expects to reduce costs through economies of scale.

The financial statements include the operations of WellComm from February 1, 2002 forward. The purchase price has been based on the estimated fair values of the assets acquired and liabilities assumed. The Company is in the process of obtaining third-party valuations of certain intangible assets and therefore the following allocation of the purchase price is preliminary.

Of the total purchase price, the Company has initially allocated approximately $1,370,000 to non-compete covenants, $3,680,000 to customer relationships, $290,000 to net assets acquired with the remainder of approximately $7,320,000 assigned to goodwill. Non-compete covenants will be amortized on a straight-line basis over a four-year life and customer relationships will be amortized over a three-year life.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

             Current assets                             $   614,000
             Property and equipment                         190,000
             Intangible assets                            5,050,000
             Goodwill                                     7,320,000
                                                    ----------------
             Total assets acquired                     $ 13,174,000
                                                    ================

             Current liabilities                        $   485,000
             Long term debt                                  29,000
                                                    ----------------
             Total liabilities assumed                      514,000
                                                    ----------------
             Net assets acquired                       $ 12,660,000
                                                    ================

The following unaudited pro forma results of operations of the Company give effect to the acquisition of WellComm as though the transaction had occurred on January 1 of each period.


                                                 Three months                   Six months ended
                                                ended June 30,                      June 30,
                                                      2001                 2002                 2001
                                               -----------------      ----------------     ----------------

   Sales                                            $   2,491,291          $  1,258,819         $  3,359,436
                                               ==================     =================    =================
   Expenses                                         $   3,958,973          $  6,540,376         $  8,313,700
                                               ==================     =================    =================
   Net loss                                         $  (1,467,682)        $  (5,281,557)       $  (4,954,264)
                                               ==================     =================    =================
   Earnings per share:                                $      (.04)           $     (.11)          $     (.16)
                                               ==================     =================    =================
   Weighted average shares outstanding:
     Basic and Diluted                                 29,429,040            46,956,482           30,609,279
                                               ==================     =================    =================

                          I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4--ACQUISITION OF ISUMMIT PARTNERS, LLC

Effective February 7, 2001, the Company acquired iSummit Partners, LLC, doing business as MyFamilyMD, by issuing a total of 4,222,500 shares of Common Stock to the owners of iSummit in exchange for all of the issued and outstanding limited liability company membership interests of iSummit. For purposes of recording the acquisition, of the total 4,222,500 shares, the Company originally recorded 3,368,000 shares (valued at $1.56 per share or $5,254,080) (non-contingent) as consideration. Furthermore, of the total 4,222,500 shares, 854,500 shares would have been released to the former owners of iSummit, and recorded as an expense for accounting purposes, upon the Company reaching certain revenue targets generated by iSummit's products. Contemporaneously with recording 3,368,000 shares, the Company recorded goodwill of $3,590,341 after allocating $1,642,860 to in-progress research and development (representing undeveloped software) and $20,879 to tangible assets. The allocation of purchase price was prepared based on a formal valuation by an independent appraiser.

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

The following summary table sets forth the pro-forma statements of operations for the three and six months ended June 30, 2001 as if the acquisition was consummated at January 1, 2001.

                                                          Three months       Six months
                                                              ended             ended
                                                          June 30, 2001     June 30, 2001
                                                         ----------------  ----------------

       Total revenue                                          $  270,470       $   460,410
                                                         ================  ================

       Total expenses                                        $ 2,929,804      $  6,836,969
                                                         ================  ================

       Net loss                                             $ (2,659,334)     $ (6,376,559)
                                                         ================  ================

       Pro forma basic and diluted net loss per share          $    (.11)       $     (.26)
                                                         ================  ================

       Weighted average number of shares outstanding          22,851,084        23,821,568
                                                         ================  ================


NOTE 5--CREDIT LINE

The Company, by virtue of acquiring WellComm, assumed a revolving line of credit that allows the Company to borrow up to $308,108. Sums outstanding under the line of credit bear interest at 0.5% over the National Prime Rate, as reported by the Wall Street Journal and are payable monthly. The line of credit expires in August 2002 and it is collateralized by WellComm's assets. As of June 30, 2002, $300,000 was outstanding under the line of credit.

                          I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6--PROMISSORY NOTES PAYABLE

On March 2, 2001 the Company  entered  into an Amended and  Restated  Promissory
Note and Warrant Purchase Agreement with Psilos Group Partners, L.P., its affiliates and a venture capital fund managed by the Company's Chief Executive Officer (collectively, the "Psilos Investor Group") pursuant to which the Psilos Investor Group agreed to loan the Company up to $1,000,000. As consideration, the Company granted the Psilos Investor Group detachable warrants to acquire Common Stock at $0.10 per share. The loan bears interest at 8% per annum, with a default rate of 12% per annum, and is due five years from original date of issuance. As of December 31, 2001, the Psilos Investor Group funded an aggregate of $692,809 of the $1,000,000 and received warrants to purchase 1,823,473 shares of Common Stock. These warrants were exercised during the first quarter of 2002 the Company issued an aggregate 1,753,486 shares of Common Stock (net of exercise price).

The Company valued the issued detachable warrants at $459,854 using the Black-Scholes pricing model, thereby allocating a portion of the proceeds from the debt to the warrants utilizing the relevant fair value of the debt and warrants to the actual proceeds from the debt. This amount was recorded as a discount to the related promissory notes and netted against the related debt. Furthermore, the discount is being accreted to interest expenses over the five-year term of the underlying promissory notes. For the three months ended June 30, 2002 and 2001, the amount accreted to interest expense was $22,677 and $22,677, respectively. For the six months ended June 30, 2002 and 2001, the amount accreted to interest expense was $45,354 and $34,016, respectively.


NOTE 7--CONVERTIBLE DEBENTURE

The Company funded the cash portion of WellComm's acquisition price by selling a 6% convertible senior debenture in the aggregate principal amount of $2,000,000 (the "Debenture") to Palladin Opportunity Fund LLC ("Palladin") pursuant to a Purchase Agreement dated February 4, 2002. Pursuant to the Purchase Agreement, the Company also issued a warrant to Palladin to purchase an aggregate of up to 1,538,461 shares of Common Stock (the "Warrant"). The outstanding principal and any accrued interest under the Debenture are payable in full on or before February 3, 2004. Palladin can also convert the outstanding principal and any accrued interest at any time into Common Stock at an initial conversion price of $1.00 per share. The initial conversion price is subject to "reset" as of the date that is 12 months and 18 months after the issue date (each such date, a "Reset Date"). With respect to each Reset Date, the conversion price will only be reduced if the average of closing bid prices for the Common Stock during a period of 20 consecutive trading days ending on the date which immediately precedes the applicable Reset Date is less than the then applicable conversion price, in which case, the reset conversion price will be reset to equal such average. The Warrant entitles Palladin to purchase shares of the Company's common stock at the price of $1.10 per share.

Pursuant to the Purchase Agreement, Palladin also received an option to purchase an additional 6% convertible senior debenture in the face amount of $1,000,000 and receive an additional warrant to purchase an aggregate of up to 769,230 shares of Common Stock. Finally, pursuant to a related registration rights agreement, the Company registered all of the shares of Common Stock underlying the Debenture and the Warrant in a registration statement on Form SB-2, which was declared effective by the Securities and Exchange Commission in July 2002.

                          I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7--CONVERTIBLE DEBENTURE (cont'd)

The Company valued the Warrant at $968,200 using the Black-Scholes pricing model, thereby allocating a portion of the proceeds from the debt to the Warrant using the relevant fair value of the debt and warrants to the actual proceeds from the Debenture. The Company recorded $968,200 as a discount to the Debenture and this amount will be accreted to interest expense over the life of the Debenture. The Company also recorded $1,031,800 charge to interest expense for the beneficial conversion value of the Debenture since the Debenture was convertible immediately upon issuance. The beneficial conversion value represents the difference between the fair market value of the Common Stock on the date the Debenture was sold and the amount of proceeds characterized as debt divided by the number of shares the face amount of the Debenture ($2,000,000) would be convertible into (2,000,000 shares). Lastly, in connection with facilitating the transaction with Palladin, the Company recorded $416,610 of debt issuance costs comprised of $130,000, 31,000 shares of Common Stock and a warrant to acquire 200,000 shares of Common Stock at $1.00 per share to an unrelated party. These costs are amortized over the life of the Debenture. For the three and six months ended June 30, 2002, amortization expense amounted to $54,576 and $70,960, respectively.


NOTE 8--COMMITMENTS AND CONTINGENCIES

Nature of Business

The Company is subject to risks and uncertainties common to growing technology companies, including rapid technological developments, reliance on continued development and acceptance of the Internet and health care applications utilizing the Internet, intense competition and a limited operating history.

Threatened Litigation

In 1998, a former Chief Executive Officer, stockholder and creditor of Health Management (the "Plaintiff") commenced an action in New Jersey state court against, among others, the present Chief Executive Officer of Health Management. Health Management is identified in the caption as a defendant. The complaint alleges breach of contract, breach of fiduciary duty, breach of the covenant of good faith and fair dealing, securities fraud, common law fraud, negligent misrepresentation and racketeering activity. See Nazir Memon v. Frank Martin, et al, CAM-L-04026-98. The allegations in this action reference circumstances relating to Health Management's prior line of business of physician practice management. In 1999, the court entered two orders dismissing the action "without prejudice" for procedural reasons. Furthermore, in 1999 the Plaintiff filed for bankruptcy protection. As part of the bankruptcy proceedings, the Plaintiff, the present Chief Executive Officer and Health Management entered into a stipulation limiting the period within which the Plaintiff can bring a new action alleging Plaintiff's claims. Plaintiff sought to reactivate his prior state court action in January 2001 (within the stipulated period), rather than commence a new action. The stipulated time period for commencing a new action has expired. By Opinion-Letter/Order dated August 22, 2001, the New Jersey Superior Court, Civil Division, ruled that Plaintiff was barred from reactivating the civil action by the bankruptcy stipulation. The Plaintiff is appealing the Civil Division Opinion-Letter/Order and the appeal is pending. As of June 30, 2002, the Company made no accrual for accounting purposes because the Plaintiff's success in this matter is not deemed probable nor could the Company reasonably estimate any adverse effect based on the current facts.

                          I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 9--STOCKHOLDERS' EQUITY

Equity Compensation Plans and Non-Plan Stock Options

The Company has two equity compensation plans adopted in 2000 and 2001. The purpose of the plans is to provide the opportunity for grants of incentive stock options, nonqualified stock options and restricted stock to employees of the Company and its subsidiaries, certain consultants and advisors who perform services for The Company or its subsidiaries and non-employee members of The Company's Board of Directors. The 2001 plan has several additional features, including, a salary investment option grant program that permits eligible employees to reduce their salary voluntarily as payment of two-thirds of the fair market value of the underlying stock subject to the option, with the remaining one-third of the fair market value payable as the exercise price for the option and, if specifically implemented, automatic grant program for non-employee members of the Board of Directors at periodic intervals.

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

         2000 Plan Grants

Through June 30, 2002, the Board has granted an aggregate of 2,617,223 options, with exercise prices ranging from $1.00 to $2.00 per share (depending on the fair market value of the stock on the date of grant). No grants were made pursuant to this plan during the quarter.

         2001 Plan Grants

Through June 30, 2002, the Board has granted an aggregate of 3,545,132 options under 2001 plan. During the quarter ended June 30, 2002, the Company granted 80,000 options to employees at fair market value. Exercise prices of options outstanding under 2001 Plan range from $.55 to $1.25 (depending on fair market value of the stock on the date of grant).

         Non-Plan Stock Option Grants

Through June 30, 2002, the Company has granted an aggregate of 855,000 options outside of any stock option plan with exercise prices ranging from $0.55 to $2.00 per share (depending on fair market value of the stock on the date of grant). No such grants were made during the quarter ended June 30, 2002.

                          I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 9--STOCKHOLDERS' EQUITY (cont'd)

Issuance of Common Stock and Warrants

In connection with signing of their employment agreements, the Company's Chief Executive Officer and a current member of the Company's Office of the President purchased from the Company a total of 500,000 shares of Common Stock at price of $2 per share. The shares were purchased pursuant to a subscriptions agreement and a note and pledge agreement. The note was for a principal amount of $999,500 (net of a $500 bonus), bearing interest at approximately 6% per annum, and provided that the unpaid principal amount was due in five consecutive annual installments beginning on December 29, 2001. Effective during the second quarter 2001 and with Board approval, the note and pledge agreements were canceled and the shares were returned.

In April 2001, these executive officers received an aggregate of 700,000 incentive stock options pursuant to the 2001 Plan. Pursuant to FASB Interpretation 44, variable accounting at the end of each interim period must be applied to these options since they are deemed a re-pricing of the canceled note and pledge agreements. Accordingly, since the Common Stock fair market value was $1.25 at December 31, 2001 and these options are exercisable at $.55, the Company recorded the intrinsic value of $.70 per option or $350,000 of compensation expense. The Company will continue to mark-to-market these options at the end of each respective interim period until they are exercised. For the three and six months ended June 30, 2002, the Company marked-to-market these options and recorded a reduction in compensation expense of $130,000 and $210,000, respectively.

During the six months ended June 30, 2002, pursuant to various agreements and board approval, the Company issued an aggregate of 75,000 shares of Common Stock to various consultants for services received. The Common Stock was valued at the fair market value of the stock on the date of issuance or $82,500 in the aggregate. In addition, in July 2001, the Company granted an investment banker 180,000 five year warrants with an exercise price of $0.75 for services from July 2001 to July 2002. Pursuant to EITF 96-18, the Company, at the end of each reporting period, must value these warrants. For the six months ended June 30, 2002, the Company recorded a charge to earnings of $44,100 as an investor relations expense for the valuing of these warrants.

During the six months ended June 30, 2002 the Company sold in a private placement an aggregate of 110,000 shares of Common Stock for $47,850, net of $7,150 of direct costs. This private placement was commenced in November 2001.

Pursuant to a private placement commenced in February 2002, the Company sold 2,527,500 shares for the six months ended June 30, 2002, yielding proceeds of $1,895,625.

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

                          I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 10--NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, "Business Combinations." Changes made by SFAS No. 141 include
(1) requiring the purchase method of accounting be used for all business combinations initiated after September 30, 2001, and (2) established specific criteria for the recognition of intangible assets separately from goodwill. These provisions are effective for business combinations for which the date of acquisition is subsequent to September 30, 2001. SFAS No. 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions for SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company has completed its initial transition impairment assessment as required by SFAS No. 142 and concluded that no impairment of recorded goodwill exists.

The changes in the carrying amount of goodwill for the six months June 30, 2002, is as follows:


                                                   Total
                                               ---------------

     Balance as of January 1, 2002                 $  2,224,726
     Goodwill acquired during the six months          7,311,275
     Impairment losses                                     --
                                               ----------------
     Balance as of June 30, 2002                   $  9,536,001
                                               ================

The components of identifiable intangible assets, which are included as a separate line item on the consolidated balance sheet, are as follow:

                                                       As of June 30, 2002
                                               -------------------------------------
                                               Gross Carrying        Accumulated
                                                   Amount           Amortization
                                               -----------------   -----------------
     Amortized intangible assets:

         Non-compete covenants                         1,370,000            (142,710)
         Customer relationships                        3,586,707            (511,350)
                                               -----------------   -----------------
            Total                                   $  4,956,707         $  (654,060)
                                               =================   =================

Amortization expense for the three and six months ended June 30, 2002 amounted to $159,354 and $494,706, respectively. Estimated amortization expense for the remainder of fiscal 2002 and the remaining years is $769,026, $1,537,560, $1,537,560, and $458,501.

                          I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 10--NEW ACCOUNTING PRONOUNCEMENTS (cont'd)

The reconciliation of reported net loss adjusted for the adoption of SFAS No. 142 is as follows:


                                                Six months ended                  Three months ended
                                                  June 30, 2001                      June 30, 2001
                                            Amount           Per share         Amount           Per share
                                        ----------------  ---------------- ----------------  ----------------
       Reported net loss                   $ (6,326,559)       $     (.28)    $ (2,609,334)       $     (.11)
       Add back goodwill amortization           281,817               .01          102,300                --
                                        ----------------  ---------------- ----------------  ----------------
       Adjusted net loss                   $ (6,044,742)       $     (.27)    $ (2,507,034)       $     (.11)
                                        ================  ================ ================  ================


In October 2001, the FASB issued SFAF No. 144 " Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived assets to be Disposed Of." SFAS 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The adoption of SFAS 144 did not have a material impact on the financial statements of the Company.

In April 2002, the FASB issued SFAS No. 145, "Rescission on FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under certain provisions of SFAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items net of the effects of income taxes. Instead, those gains and losses should be included as a component of income before income taxes. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. To date, the Company has not recorded any gains or losses on its statements of operations as extraordinary items.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability.

NOTE 11--SUBSEQUENT EVENTS

During July 2002, certain principal executives advanced to the Company $350,000 pursuant to several promissory notes bearing interest at 8% and payable in 90 days.

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

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based on our current expectations and involve a number of risks and uncertainties. In order for us to utilize the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by important factors, which are set forth below and elsewhere in this report, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include our ability to execute new contracts for disease and demand management services and software license agreements and, most importantly, our ability to continue as a going concern.

         Unaudited results of operations for the three and six month periods ended June 30, 2002 are compared to the unaudited results of operations for the comparable periods ended June 30, 2001. Results of operations are based on our historical financial information as of the dates indicated and are not necessarily indicative of results to be attained for any future period.

         Our financial statements have been prepared assuming that it will continue as a going concern. However, as of June 30, 2002, our working capital deficiency was $2,034,764. Further, during the past two years, cash flow deficits from operations have amounted to approximately $400,000 per month. Through June 30, 2002 and the date of this report, we have been able to finance these deficits. Most recently, such deficits were financed by sale of Common Stock to unrelated parties and loans by certain key executives. Past deficits were financed by sales of Common Stock and loans by our Chief Executive Officer, a Member of our Office of the President and other employees. We expect that in the near future additional cash will be required to fund these deficits and enable us to continue the development of our core products to meet customer demand, liquidate our short-term liabilities and continue to implement our marketing strategy. We are optimistic that we will be able to raise additional capital to fund these initiatives and to fund our cash flow deficits, however, there can be no assurance that we will be able to do so.

Our Business

         I-trax has historically developed enterprise and client server applications for collecting disease specific data at the point-of-care for several large hospitals and medical centers. In 2001, we expanded our product lines by developing additional software applications, adding services and completing several strategic acquisitions. We now offer total population health management solutions: we combine health information and care coordination services to provide a portfolio of integrated health management solutions to payers, providers and employers to improve the quality of health and wellness for populations.

         Our solutions enable health care organizations to transition from fragmented care management practices to a coordinated, informed approach to care through focused care management and real time communication with all stakeholders which yields reduced costs, and the best delivery of care.

Our Products

         Our products are divided into the following portfolios: stand-alone technology solutions, care services and total care coordination solutions. The specific products in each portfolio are:

         Stand Alone Technology Solutions

                  o   AsthmaWatch(R)  -  a  point-of-care   respiratory  disease
                      management system.
                  o C-Trax(TM) - a point-of-care cardiovascular care and information management tool.
                  o   CarePrime(R) - a point-of-care physician web portal.

                  o eImmune(R) - a point-of-care immunization and related adverse events management system.
                  o MyFamilyMD(TM) - a patient education and communication web portal.
                  o Health-e-Coordinator(TM) - care coordination and disease management tool.

      Our technology capabilities also include:

                  o Medicive(R) Medical Enterprise Data System, a proprietary software architecture developed to collect, store, retrieve and analyze a broad range of information used in the healthcare industry.
                  o   Extensive experience in data management and reporting.
                  o   Extensive experience in providing customer interfaces.
                  o   Extensive   experience  in  design  and   modification  of
                      technology   to  meet   the   needs   of  all   healthcare
                      stakeholders.

         We license our software applications as client-managed integrated applications or as an application service provider from our secure web hosting facility.

         Care Services

                  o NurseLine - 24 hours per day, 7 days per week demand management and nurse triage service staffed by skilled nurses.
                  o Health Service Center - 24 hours per day, 7 days per week healthcare contact center staffed by various levels of healthcare professionals and para-professionals designed to address a broad range of clinical issues or questions. These services may include Health Risk Assessment design, delivery and analysis, special projects and program support.
                  o Customer Contact Management - 24 hours per day, 7 days per week customer contact center designed to manage and support healthcare organization's marketing and communication center needs. Services range from physician and service referrals, class registration and web-based information centers to member satisfactions surveys.

         Our care services also include:

                  o Guaranteed 24 hours per day, 7 days per week access to a healthcare professional.
                  o Experience in encouraging client behavior changes and crisis management.
                  o Satisfaction of the client's needs through communication with appropriate stakeholders.
                  o Internal quality assurance and quality information processes to ensure consistent and appropriate care delivery.

         Care Coordination

                  o Population Health Management - management of the healthcare needs of populations for public health agencies, hospitals, health plans, self-insured employers, and colleges and universities.
                  o Disease Management - management of the healthcare needs of populations with chronic diseases such as asthma, coronary artery disease, congestive heart failure and diabetes.

         Our care coordination capabilities also include:

                  o   Automated risk stratification of defined populations.
                  o Access to automated evidence based best practices for all stakeholders.
                  o Integration of disease co-morbidities into a seamless plan of care for those with complex health needs.
                  o Identification and integration with existing health management systems, including technology and service integration, to avoid duplication and omission of timely services.

                  o Providing access to information and support for all stakeholders by traditional means, such as telephone, letter and fax, as well as by technology-based means, such as email and electronic alerts.
                  o Assisting clients to determine the best combination of service and technology for their population management needs.

Our Customers

         We currently serve 43 customers. Our customers include physician groups, hospitals, health plans, including plans providing Medicaid and Medicare covered services, universities and colleges and agencies and branches of the United States government.

         During the fourth quarter of 2001 and first quarter of 2002, we entered into strategic agreements with several large organizations, which we are optimistic will have the ability to market our products and services to their existing and new clients. We expect that upon full implementation of these agreements, we will be able to offer our products to a larger client base.

         Finally, we expect that our own sales efforts, together with sales opportunities generated through strategic relationships, will continue to increase our revenue through the third and fourth quarter of 2002, and we are optimistic that at such time we will have sufficient cash flow to fund our operations without additional financing activities.

Corporate History Overview

         I-trax was incorporated in the State of Delaware on September 15, 2000 at the direction of the Board of Directors of I-trax Health Management Solutions, Inc. ("Health Management"), I-trax's then parent company. On February 5, 2001, I-trax became the holding company of Health Management at the closing of reorganization under Delaware corporate law. The holding company reorganization was described in greater detail in I-trax's registration statement on Form S-4 (Registration Number 333-48862). At the effective time of the reorganization, all of the stockholders of Health Management became the stockholders of I-trax and Health Management became a wholly owned subsidiary of I-trax. Further, all outstanding shares of Health Management were converted into shares of I-trax in a non-taxable transaction. Health Management no longer files reports with the Securities and Exchange Commission, and the price for its common stock is no longer quoted on the Over-the-Counter Bulletin Board. However, I-trax does file reports with the Securities and Exchange Commission, and the price of its Common Stock is quoted on the Over-the-Counter Bulletin Board under the symbol "IMTX." I-trax's shares are represented by the same stock certificates that represented Health Management's shares prior to the holding company reorganization.

         The holding company structure has allowed us greater flexibility in our operations and expansion and diversification plans, including in the acquisition of iSummit Partners, LLC, doing business as "MyFamilyMD," on February 7, 2001 and WellComm Group, Inc. on February 6, 2002.

         We  acquired  iSummit  effective   February  7,  2001  in  an  exchange
transaction pursuant to a Contribution and Exchange Agreement dated as of September 22, 2000, as amended. After post closing adjustments, I-trax issued a total of 2,903,409 shares of Common Stock to the owners of iSummit and the owners contributed to I-trax all of the issued and outstanding ownership interests in iSummit. Since February 7, 2001, iSummit has been a passive, wholly owned entity of I-trax with certain intellectual property as its only assets.

         On February 6, 2002, we acquired WellComm Group, Inc. WellComm is a healthcare services company that offers a broad array of expertise including a nurse contact center specializing in disease management, triage, health information survey, and research services for the healthcare industry. For the fiscal year ended December 31, 2001, WellComm recognized revenue of $5,287,702 and earnings before provision for income taxes of $327,159. For the fiscal year ended December 31, 2000, WellComm recognized revenue of $979,142 and a loss of $119,954.

         To acquire WellComm, we issued 7,440,000 shares of common stock, granted 560,000 options with a nominal exercise price and paid $2,175,056 in cash. We also issued 80,000 shares to an employee for introducing us to WellComm. The aggregate acquisition price was approximately $12,660,000. The value of issued common stock and stock options was determined based on the average closing price of our common stock immediately before and after we agreed to and announced the acquisition.

         Of the total purchase price, we allocated approximately $1,370,000 to covenants not to compete, $3,680,000 to customer relationships, $290,000 to acquired net assets and $7,320,000 to goodwill. We expect to amortize covenants not to compete on a straight-line basis over four years and customer relationships over three years.

         The WellComm acquisition was a two-step reorganization pursuant to a Merger Agreement dated January 28, 2002 by and among us, WC Acquisition, Inc., our wholly owned subsidiary, WellComm, John Blazek and Carol Rehtmeyer, Ph.D. The initial step of the reorganization transaction involved a merger of WC Acquisition with and into WellComm, in which merger WellComm continued as the surviving corporation. The second step of the reorganization transaction involved a statutory merger of WellComm with and into us, in which merger we continued as the surviving corporation. The parties to the Merger Agreement intend to treat the initial step and the second step of the reorganization as part of an integrated plan, such that the two steps constitute a single, tax-free reorganization.

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

         We funded the acquisition of WellComm by selling a 6% convertible senior debenture in the aggregate principal amount of $2,000,000 to Palladin Opportunity Fund, LLC pursuant to a Purchase Agreement dated February 4, 2002. Pursuant to the Purchase Agreement, we also issued Palladin a warrant to purchase an aggregate of up to 1,538,461 shares of common stock at an exercise price of $1.10 per share. The outstanding principal and any deferred interest under the Debenture are payable in full on or before February 3, 2004. Further, outstanding principal and any deferred interest may be converted at any time at the election of Palladin into common stock at an initial conversion price of $1.00 per share. The initial conversion price is subject to "reset" as of the dates that are 12 months and 18 months after the issue date. With respect to each Reset Date, the conversion price will only be reduced if the closing bid price for common stock, averaged during a period of 20 consecutive trading days ending on the date that immediately precedes the applicable Reset Date, is less than the then applicable conversion price, in which case, the reset conversion price will equal to this average.

         Under the Purchase Agreement, Palladin also received an option to purchase an additional 6% convertible senior debenture in the face amount of $1 million and received an additional warrant to purchase an aggregate of up to 769,230 shares of common stock. The terms of the optional debenture and warrant will be substantially similar to those of the Debenture and the Warrant.

         We registered all of the shares of common stock underlying the Debenture and the Warrant on a registration statement on Form SB-2.

Results of Operations

         For the two years ended December 31, 2001, we did not generate significant sales. During the period, we expended a predominant portion of our resources to build and deliver eImmune(R) and C-Trax(TM) to Walter Reed Army Medical Center in accordance with prior contractual obligations. Further, during this period, we changed our focus from developing custom software applications for few clients to:

                  (1) commercializing  existing software applications  including
            eImmune(R), AsthmaWatch(R)and C-Trax(TM);

                  (2) web-enabling new  applications  including  MyFamilyMD(TM),
            CarePrime(R) and Health-e-Coordinator(TM); and

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

         The results of operations presented in this report reflect the results of operations of WellComm, which for accounting purposes, we acquired effective as of February 1, 2002.

         Three Months Ended June 30, 2002 Compared To Three Months Ended June 30, 2002

         Total revenues for the three months ended June 30, 2002 were $598,660 representing an increase of $328,190 or 121% from $270,470 for the three months ended June 30, 2001. The total revenues for three months ended June 30, 2002 were comprised of $463,660, representing service revenues derived from care services and care coordination contracts, which we assumed effective February 1, 2002 as a result of the WellComm acquisition, and $135,000 representing technology revenues derived from the sale of licenses of eImmune(R), AsthmaWatch(R) and Health-e-Coordinator(TM). For the remainder of this year and beyond, we expect to generate revenues from (1) licensing our software applications on a subscription basis to customers that rely on their own capabilities to deliver disease management service, (2) delivery of care services, and (3) delivery of complete population health and disease management solutions.

         Cost of revenue amounted to $365,153 for the three months ended June 30, 2002, an increase of 1,327% from $25,578 for the three months ended June 30, 2001. The increase is directly attributable to the personnel costs required to service our care services and care coordination contracts. We expect that in future periods our cost of sales will increase or decrease in proportion to our revenue. This is because we expect to derive a significant portion of our future revenue from care services and care coordination contracts, which require human involvement proportionate to the expected size of the contract.

         Research and development costs amounted to $103,320 for the three months ended June 30, 2002 as compared to $123,059 for the three months ended June 30, 2001, a decrease of 16%. We expect to continue to spend funds on adding functionality to our products especially to MyFamilyMD(TM) by adding MedWizards(R), on CarePrime(TM), which interacts with MyFamilyMD(TM) and its MedWizards(R), and on Health-e-Coordinator(TM) by adding additional disease capabilities. All product development costs in this quarter and 2001 were expensed.

         General and administrative expenses decreased by 9% from $1,516,827 for the three months ended June 30, 2001 to $1,376,290 for the three months ended June 30, 2002, even though the expenses for the quarter ended June 30, 2002 include approximately $130,000 of expenses assumed by us as a result of our acquisition of WellComm. The net decrease in expenses is primarily attributable to continued personnel reductions and stringent budgetary controls implemented in the fourth quarter of 2001 and a $130,000 expense reduction for marking to market certain options granted to key executives. We do not anticipate increasing spending during the balance of 2002. We believe that with the addition of WellComm's personnel, we have the resources to handle increased revenue with minimal incremental costs.

         Depreciation and amortization expense amounted to $627,535 for the three months ended June 30, 2002 as compared to $179,517 for the three months ended June 30, 2001. The increase is primarily attributable to the amortization of intangible assets recorded as a result of the WellComm acquisition.

         Marketing and advertising expenses were $156,636 for the three months ended June 30, 2002 as compared to $39,229 for the three months ended June 30, 2001. The increase of 299% was caused by an increase in investor relations spending and increased marketing efforts to promote our disease management solutions following the WellComm acquisition.

         Interest expense for the three months ended June 30, 2002 amounted to $237,639 increasing by $90,891 or 61% from $146,748. The increase is primarily attributable to accruing interest of approximately $30,000 per quarter on the convertible debenture sold to Palladin and accretion of the value of the warrants, which we are amortizing at the rate of approximately $55,000 per the quarter as an interest expense over the life of the debenture.

         Our net loss amounted to $2,322,489 for the quarter ended June 30, 2002 as compared to a loss of $2,609,334 for the three months ended June 30, 2001 a decrease of 11%. The loss for the three months ended June 30, 2001 included a non-recurring charge of $869,168 for the conversion of certain debt to equity. Accordingly, excluding such non-recurring charge, our loss for the three months ended June 30, 2001 would have been $1,740,166 versus $2,322,489 for the current quarter. The increase in the loss from quarter to quarter is primarily a direct result of additional amortization expense for the current quarter relating intangible assets acquired from WellComm.

         Six months  ended June 30, 2002  compared to six months  ended June 30,
         2001

         Total revenues for the six months ended June 30, 2002 were $1,005,017, an increase of $544,607 or 118% from $460,410 for the six months ended June 30, 2001. The total revenues for the six months ended June 30, 2002 were comprised of $825,517, representing service revenues derived from care services and care coordination contracts, which we assumed effective February 1, 2002 as a result of the WellComm acquisition, and $179,500 representing our technology revenues derived from the sale of a software licenses to eImmune(R), AsthmaWatch(R), and Health-e-Coordinator(TM). For the remainder of this year and beyond, we expect to generate revenues from (1) licensing our software applications on a subscription basis to customers that rely on their own capabilities to deliver disease management service, (2) delivery of care services, and (3) delivery of complete population health and disease management solutions.

         Cost of revenue amounted to $627,318 for the six months ended June 30, 2002, an increase of 1,636% from $36,124 for the six months ended June 30, 2001. The increase is directly attributable to the personnel costs required to staff the care services and care coordination contracts, which we assumed on February 1, 2002. We expect that our cost of sales will fluctuate in future periods because technology-only contracts yield a low cost of sales whereas care services and care coordination contracts are labor intensive. We also expect, based on our current projections, that we will derive a significant portion of our future revenue from application service provider contracts with colleges and universities, self-insured employers and health plans.

         Research and development costs amounted to $222,820 for the six months ended June 30, 2002 as compared to $350,323 for the six months ended June 30, 2001, a decrease of 36%. The decrease was attributable in significant part to a development subcontract of a software component during the six months ended June 30, 2001 because we did not have the work force to complete the build-out. We expect to continue to spend funds on adding functionality to our products especially to MyFamilyMD(TM) by adding MedWizards(R), on CarePrime(TM), which interacts with MyFamilyMD(TM) and its MedWizards(R), and on Health-e-Coordinator(TM) by adding additional disease capabilities. All product development costs for the six months ended June 30, 2002 and 2001 were expensed.

         General and administrative expenses decreased 10% from $3,095,749 for the six months ended June 30, 2001 to $ 2,778,108 for the six months ended June 30, 2002, which includes approximately $200,000 of expenses assumed by us as a result of our acquisition of WellComm. The net decrease is primarily attributable to personnel reductions and stringent budgetary controls implemented in the fourth quarter of 2001 and a $210,000 expense reduction for marking to market certain options granted to key executives. We do not anticipate increasing spending in 2002. We believe that with the addition of WellComm's personnel, we have the resources to handle increased revenue with minimal incremental costs.

         Acquired in process research and development amounted to $1,642,860 for the six months ended June 30, 2001. This amount was directly attributable to the acquisition of iSummit on February 7, 2001. An independent, third party, valuation company derived this amount after a detailed analysis of all the underlying facts.

         Depreciation and amortization expense amounted to $ 847,522 for the six months ended June 30, 2002 as compared to $281,817 for the six months ended June 30, 2001. The increase is primarily attributable to the amortization in connection with the intangible assets recorded as a result of the WellComm acquisition.

         Marketing and advertising expenses were $ 327,092 for the six months ended June 30, 2002 as compared to $105,366 for the six months ended June 30, 2001. The increase of 210% was caused by an increase in investor relations spending and increased marketing efforts to promote our disease management solutions following the WellComm acquisition.

         Interest expense for the six months ended June 30, 2002 amounted to $1,408,454 increasing by $978,773, or 227% from $429,681 for the six months ended June 30, 2001. The net increase is primarily attributable to taking a charge to interest expense for the beneficial conversion value associated with the $2,000,000 convertible debenture sold to Palladin to fund the cash portion of the WellComm acquisition. Generally, the beneficial conversion value represents the benefit to the investor that results from purchasing an immediately convertible debenture with a conversion price that is less than fair market value on the date of purchase after first allocating a portion of the proceeds from the debenture to the associated warrants.

         Our net loss amounted to $5,297,287 for the six months ended June 30, 2002 as compared to a loss of $6,326,559 for the six months ended June 30, 2001, a decrease of 16%. For both periods, we had significant transaction related charges. For the six months ended June 30, 2002, we incurred a charge of approximately $1,200,000 on account of the beneficial conversion value associated with the Debenture. For the six months ended June 30, 2001, we incurred a one-time charge of $1,642,860 on account of acquired in process research and development in the iSummit acquisition and $869,168 for certain securities issuances and conversion costs.

Liquidity and Capital Resources

         Working Capital Deficiency

         We ended the quarter with approximately $84,000 in cash on our balance sheet. As of June 30, 2002, we had a working capital deficiency of $2,034,764. Since June 30, 2002, we have been advanced, by certain principal executive officers $350,000 through July 31, 2002. In order to meet our immediate cash shortfall, we have begun the process of establishing a credit line, which we expect will be guaranteed by certain of our principal executive officers.

         We  believe,   although  no  assurances  exist,  that  we  will  obtain
additional funding before our operations produce positive cash flow.

         Sources and Uses of Cash

         Despite our negative cash flows from operations, which amounted to approximately $2,800,000 for the six months ended June 30, 2002 and $2,400,000 for the six months ended June 30, 2001, we have been able to secure funds to support our operations. During the six months ended June 30, 2002, such funds were received by selling equity securities and the Debenture, which aggregated approximately $4,000,000. Of the total $4,000,000 received, approximately $2,100,000 was used to acquire WellComm and the remainder to fund operations. For the six months ended June 30, 2001, we received approximately $375,000 from our Chief Executive Officer, Frank A. Martin, Gary Reiss, a Member of our Office of the President, and certain other senior officers. Additionally, during the six months ended June 30, 2001, we borrowed approximately $963,000 of which $270,000 was subsequently converted into equity. Lastly, the Company sold common stock yielding net proceeds of $1,100,000, which was also used to fund operations.

         In the near future, we expect to rely less on equity financings and more on cash flows from operations. However, before we reach that point we are seeking to establish a credit line, which will be substantially guaranteed by certain key officers and executives. This credit line will be primarily drawn on to fund any working capital shortfalls until we ramp up revenue.

         As of June 30, 2002, our current liabilities were approximately $2,685,000, of which approximately $700,000 is due to Messrs. Martin and Reiss for which no repayment terms have been established. We do not expect to repay management loans until we begin to generate cash flows from operations and obtain the consent of Palladin pursuant to the terms of the Debenture and related documents. The remainder of current liabilities of approximately $1,985,000 is made up, primarily, of trade payables of approximately $743,000, accrued expenses of approximately $526,000, $300,000 credit line payable, which was assumed with the acquisition of WellComm, and approximately $365,000 of deposits on future contracts. We have good relationships with all of our vendors.

         Our long-term debt is made up of 6% convertible senior debenture in the aggregate principal amount of $2,000,000 held by Palladin, for which principal and deferred interest is not due until February 3, 2004, and $692,809 held by a group of investors led by Psilos Group Partners, L.P., which includes Nantucket Healthcare Ventures I, L.P., a venture fund managed by Mr. Martin for which principal and interest is not due until March 2006.

         Related Party Transactions

         During the six months ended June 30, 2001, Mr. Martin and Mr. Reiss periodically advanced funds to fund our working capital deficiency. As of June 30, 2002, we owed these individuals $674,598.

         In connection with signing of their employment agreements, Mr. Martin and Mr. Reiss purchased from us a total of 500,000 shares of Common Stock at price of $2 per share. The shares were purchased pursuant to a subscriptions agreement and a note and pledge agreement. The note was for a principal amount of $999,500 (net of a $500 bonus), bearing interest at approximately 6% per annum, and provided that the unpaid principal amount was due in five consecutive annual installments beginning on December 29, 2001. Effective during the second quarter 2001 and with Board approval, the note and pledge agreements were canceled and the share were returned.

         In April 2001, these executive officers received an aggregate of 700,000 incentive stock options pursuant to the 2001 Equity Compensation Plan. Pursuant to FASB Interpretation 44, variable accounting at the end of each interim period must be applied to these options since they are deemed a re-pricing of the canceled note and pledge agreements. Accordingly, since the Common Stock fair market value was $1.25 at December 31, 2001 and these options are exercisable at $0.55, we recorded the intrinsic value of $0.70 per option or $350,000 of compensation expense. We will continue to mark-to-market these options at the end of each respective interim period until they are exercised. For the six months ended June 30, 2002, we marked-to-market these options and recorded a reduction in compensation expense of $210,000.

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

         Impairment of Goodwill

         We have evaluated goodwill for impairment indicators and will continue to do so in the future. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist, requiring a write-down of goodwill, which may, in turn, negatively affect our earnings for any particular period. We have completed our initial transition impairment assessment as required by SFAS No. 142 and have concluded that no impairment of recorded goodwill exists.

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

         We license our software products for a specific term or on a perpetual basis. Most of our license contracts also require maintenance and support. We apply the provisions of Statement of Position 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is not incidental, we do not unbundle the fee and we do not apply separate accounting guidance to the hardware and software elements. For hardware transactions where no software is involved we apply the provisions of Staff Accounting Bulletin 101 "Revenue Recognition." In addition, we apply the provisions of Emerging Issues Task Force Issue No. 00-03 "Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity's Hardware" to our hosted software service transactions.

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

Material Equity Transactions

         For the six months ended June 30, 2002, we executed equity transactions with related and unrelated parties in connection with the raising funds for working capital along with issuing securities in lieu of compensation for services received. We believe that we have valued all such transaction pursuant to the various accounting rules and that they ultimately represent the economic substance of each transaction.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not a party to any material  pending  legal  proceeding.
Litigation   threatened   against   Health   Management  is  described  in  Note
8--Commitments and Contingencies to I-trax's financial statements above.

Item 2.  Changes in Securities

         As of June 30, 2002, we sold 2,527,499 shares of Common Stock at $.75 per share pursuant to a private placement initiated on February 7, 2002. Of that total, we sold 627,600 during the quarter ended June 30, 3002. All participants were accredited investors. In undertaking this offering, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder. We filed a Form D with the Securities and Exchange
Commission in connection with the issuance of our common stock in this transaction.

Item 3.  Defaults upon Senior Securities

         We did not default upon any senior securities during the quarter ended June 30, 2002.

Item 4.  Submission of Matters to a Vote of Security Holders


         We held our annual meeting of stockholders in Philadelphia, Pennsylvania on May 22, 2002. Of the 46,358,856 shares outstanding as of the record date, 33,650,887 shares were present or represented by proxy at the meeting. At these meetings the following actions were voted upon:

         (1) To elect the following directors to serve for a term ending upon the 2003 Annual Meeting of Stockholders or until their successors are elected and qualified:


                                               For           Against
                                         ------------------------------
         John Blazek                       33,598,587         50,000
         David R. Bock                     33,598,587         50,000
         Philip D. Green                   33,598,587         50,000
         Dr. Michael M.E. Johns            33,598,587         50,000
         Dr. Craig Jones                   33,598,587         50,000
         Hans C. Kastensmith               33,598,587         50,000
         Dr. Arthur N. Leibowitz           33,598,587         50,000
         Frank A. Martin                   33,598,587         50,000
         John R. Palumbo                   33,598,587         50,000
         Dr. Carol Rehtmeyer               33,598,587         50,000
         William S. Wheeler                33,598,587         50,000

         (2)  Three   alternative   amendments   to  I-trax's   Certificate   of
Incorporation:

         A.       To effect a reverse 1-for-3 stock split:

                      For                  Against               Abstain
                  ------------------------------------------------------------
                   33,221,198              416,744                13,545

         B.       To effect a reverse 1-for-4 stock split:

                      For                  Against               Abstain
                  ------------------------------------------------------------
                   31,354,309             2,283,672               13,506

         C.       To effect a reverse 1-for-5 stock split:

                      For                  Against               Abstain
                  ------------------------------------------------------------
                   28,372,064             2,265,917               13,506

         (4) To ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending December 31, 2002:

                      For                  Against               Abstain
                  ------------------------------------------------------------
                   33,548,784              101,400                1,303


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

10.1 Lease Agreement dated May 28, 2002, between I-trax, Inc. and F & J Enterprises, Inc. dba Bedford Plaza. ((Incorporated by reference to
         Exhibit 10.23 to I-trax, Inc.'s Registration Statement on Form SB-2, Amendment No. 1, Registration No. 333-87134.)

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         None.

                                    SIGNATURE

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           I-TRAX, INC.

Date: August 13, 2002                      By: /s/  Frank A. Martin
                                               --------------------------------
                                                Name:   Frank A. Martin
                                                Title:  Chief Executive Officer