Form 10QSB
period 2002-09-30
I TRAX INC
filed 2002-11-14
CIK 1110189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of October 31, 2002, the Registrant had 46,986,356 shares of its $0.001 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                                       INDEX



                                                                                                         Page No.
PART I.   FINANCIAL INFORMATION..............................................................................3

         Item 1.           Consolidated Financial Statements ................................................3

         Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations........................................................23

         Item 3.           Controls and Procedures..........................................................32

PART II.   OTHER INFORMATION................................................................................33

         Item 1.           Legal Proceedings................................................................33

         Item 2.           Changes in Securities............................................................33

         Item 3.           Defaults upon Senior Securities..................................................33

         Item 4.           Submission of Matters to a Vote of Security Holders..............................33

         Item 5.           Other Information................................................................33

         Item 6.           Exhibits and Reports on Form 8-K.................................................33







                                            PART I. FINANCIAL INFORMATION

Item 1. Financial Statements




                                                     I-TRAX, INC.
                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     (UNAUDITED)






                                                                                                            Page No.


Consolidated Balance Sheets at September 30, 2002 (unaudited) and December 31, 2001                            4

Consolidated Statements of Operations for the three months ended September 30, 2002 (unaudited) and 2001       5

Consolidated Statements of Operations for the nine months ended September 30, 2002 (unaudited) and 2001        6

Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2002 (unaudited)        7

Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001                    8

Notes to consolidated financial statements                                                                    10



                                               I-TRAX, INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                                        (UNAUDITED)


                                                           ASSETS

                                                                                      September 30,        December 31,
                                                                                           2002                2001
                                                                                       (unaudited)
                                                                                     -----------------   -----------------
Current assets:
     Cash                                                                                $  2,456,156         $ 1,029,208
     Accounts receivables, net                                                                302,889                  --
     Prepaid expenses                                                                         151,046              99,245
     Other current assets                                                                      10,356               1,915
     Note receivable                                                                               --              72,437
                                                                                     -----------------   -----------------
       Total current assets                                                                 2,920,447           1,202,805
                                                                                     -----------------   -----------------

Office equipment, furniture and leasehold improvements, net                                   568,507             279,635
Goodwill                                                                                    9,536,001           2,224,726
Intangible assets, net                                                                      3,910,211                  --
Debt issuance costs, net                                                                      291,074                  --
Security deposits                                                                              37,067              66,896
                                                                                     -----------------   -----------------

       Total assets                                                                      $ 17,263,307         $ 3,774,062
                                                                                     =================   =================

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                                    $    936,723         $   619,612

     Accrued expenses                                                                         582,497             276,750
     Credit line payable                                                                      300,000                  --
     Due to related parties                                                                 1,374,598             739,598
     Capital lease payable                                                                      4,281              42,878
     Deferred revenue                                                                       2,816,893             148,830
                                                                                     -----------------   -----------------
       Total current liabilities                                                            6,014,992           1,827,668
                                                                                     -----------------   -----------------

Capital lease obligation, net of current portion                                              196,919              55,901
Promissory notes and debenture payable, net of discount                                     1,734,894             312,327
                                                                                     -----------------   -----------------

       Total liabilities                                                                    7,946,805           2,195,896
                                                                                     -----------------   -----------------


Commitments and contingencies (Note 9)

Stockholders' equity
     Preferred stock - $.001 par value, 2,000,000 shares authorized,
       -0- issued and outstanding                                                                  --                  --
     Common stock - $.001 par value, 100,000,000 shares authorized,
     46,956,452 and 34,939,466 issued and outstanding, respectively                            46,956              34,939
     Additional paid in capital                                                            37,615,445          22,964,778
     Accumulated deficit                                                                  (28,345,899)        (21,421,551)
                                                                                     -----------------   -----------------
       Total stockholders' equity                                                           9,316,502           1,578,166
                                                                                     -----------------   -----------------

       Total liabilities and stockholders' equity                                        $ 17,263,307         $ 3,774,062
                                                                                     =================   =================

                          See accompanying notes to consolidated financial statements (unaudited).


                                            I-TRAX, INC. AND SUBSIDIARIES
                                               STATEMENTS OF OPERATIONS
                                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                                     (UNAUDITED)



                                                                               Three months          Three months
                                                                                  ended                 ended
                                                                              September 30,         September 30,
                                                                                   2002                  2001
                                                                             -----------------     -----------------

Revenue
     Technology licenses                                                          $   366,340           $   127,726
     Services                                                                         405,160                    --
                                                                             -----------------     -----------------
Total revenue                                                                         771,500               127,726
                                                                             -----------------     -----------------

Operating expenses:
     Cost of revenue                                                                  324,923                46,107
     General and administrative                                                     1,313,289             1,356,426
     Research and development                                                          97,400               115,831
     Depreciation and amortization                                                    349,535               179,517
     Marketing and advertising                                                         39,413                35,229
                                                                             -----------------     -----------------
Total operating expenses                                                            2,124,560             1,733,110
                                                                             -----------------     -----------------

Operating loss                                                                     (1,353,060)           (1,605,384)
                                                                             -----------------     -----------------

Other income (expenses):
     Miscellaneous income                                                                  --                 2,168
     Amortization of debt and conversion costs                                        (54,576)                   --
     Interest income                                                                       --                13,766
     Interest expense                                                                (219,425)              (64,037)
                                                                             -----------------     -----------------
Total other income (expenses)                                                        (274,001)              (48,103)
                                                                             -----------------     -----------------


(Loss) before provision for income taxes                                           (1,627,061)           (1,653,487)
                                                                             -----------------     -----------------

Provision for income taxes                                                                 --                    --
                                                                             -----------------     -----------------

Net (loss)                                                                         (1,627,061)           (1,653,487)
                                                                             =================     =================

Loss per common share:

Basic and diluted                                                                        (.03)                 (.05)
                                                                             =================     =================

Weighted average number of shares outstanding:                                     46,956,852            29,749,306
                                                                             =================     =================




                       See accompanying notes to consolidated financial statements (unaudited).

                                            I-TRAX, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                                     (UNAUDITED)



                                                                               Nine months           Nine months
                                                                                  ended                 ended
                                                                              September 30,         September 30,
                                                                                   2002                  2001
                                                                             -----------------     -----------------

Revenue
     Technology licenses                                                             $545,840              $588,136
     Services                                                                       1,230,677                    --
                                                                             -----------------     -----------------
Total revenue                                                                       1,776,517               588,136
                                                                             -----------------     -----------------

Operating expenses:
     Cost of revenue                                                                  952,241                82,231
     General and administrative                                                     4,091,248             4,452,175
     Research and development                                                         320,220               466,154
     Acquired in process research and development                                                         1,642,860
     Depreciation and amortization                                                  1,197,236               461,334
     Marketing and advertising                                                        366,505               140,595
                                                                             -----------------     -----------------
Total operating expenses                                                            6,927,450             7,245,349
                                                                             -----------------     -----------------

Operating loss                                                                     (5,150,933)           (6,657,213)
                                                                             -----------------     -----------------

Other income (expenses):
     Miscellaneous income                                                                  --                 8,804
     Amortization of debt and conversion costs                                       (145,536)             (869,168)
     Interest income                                                                       --                31,249
     Interest expense                                                              (1,627,879)             (493,718)
                                                                             -----------------     -----------------
Total other income (expenses)                                                      (1,773,415)           (1,322,833)
                                                                             -----------------     -----------------


Loss before provision for income taxes                                             (6,924,348)           (7,980,046)
                                                                             -----------------     -----------------

Provision for income taxes                                                                 --                    --
                                                                             -----------------     -----------------

Net loss                                                                         $ (6,924,348)           (7,980,046)
                                                                             =================     =================

Loss per common share:

Basic and diluted                                                                        (.17)                 (.31)
                                                                             =================     =================

Weighted average number of shares outstanding:                                     41,038,703            25,049,685
                                                                             =================     =================




                       See accompanying notes to consolidated financial statements (unaudited).

                                                I-TRAX, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                         (UNAUDITED)



                                                                                                                 Total
                                                                             Additional                      Stockholders'
                                                     Common Stock              Paid-in        Accumulated        Equity
                                             -----------------------------
                                                Shares          Amount         Capital          Deficit
                                             -------------   ------------- ----------------  --------------  ---------------
Balances at December 31, 2001                  34,939,466       $  34,939     $ 22,964,778   $ (21,421,551)    $  1,578,166

Fair market value of detachable warrants
   issued in connection with debenture and
   beneficial conversion value                         --              --        2,000,000              --        2,000,000

Issuance of common stock and granting of
   options in connection with the
   acquisition of WellComm Group, Inc.          7,440,000           7,440       10,472,560              --       10,480,000

Issuance of common stock and warrants as
   consideration for finder fee                   111,000             111          391,297              --          391,408

Sale of common stock, net of $7,150 in costs    2,637,500           2,638        1,940,838              --        1,943,476

Issuance of common stock and warrants as
   consideration for services rendered             75,000              75           97,725              --           97,800

Issuance of common stock in connection with
   exercise of warrants (see Note 7)            1,753,486           1,753           (1,753)             --               --

Mark-to-market of options granted to
   officers in lieu of canceling note and
   pledge agreement during 2001                        --              --         (250,000)             --         (250,000)

Net loss for the nine months ended September
   30, 2002                                            --              --               --      (6,924,348)      (6,924,348)
                                             -------------   ------------- ----------------  --------------  ---------------

Balances at September 30, 2002                 46,956,452       $  46,956     $ 37,615,445   $ (28,345,899)     $ 9,316,502
                                             =============   ============= ================  ==============  ===============









                           See accompanying notes to consolidated financial statements (unaudited).

                                            I-TRAX, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                                     (UNAUDITED)

                                                                                  Nine months        Nine months
                                                                                     ended              ended
                                                                                 September 30,      September 30,
                                                                                     2002               2001
                                                                                ----------------   ----------------
Operating activities:
     Net loss                                                                     $  (6,924,348)     $  (7,980,046)
     Adjustments to reconcile net loss to net cash used for operating activities:
         Accretion of discount on notes payable charged to interest                     390,767            371,563
expense
         Beneficial conversion value of debenture                                     1,031,800                 --
         Depreciation and amortization                                                1,239,958            576,207
         Amortization of debt and conversion costs                                      145,536
         Issuance of securities for services, net of marked to market
            adjustments                                                                (152,200)         1,003,166
         Write-off of in process research and development acquired
            in iSummit Partners, LLC acquisition                                             --          1,642,860
     Decrease (increase) in:
       Accounts receivable                                                              174,858            136,071
       Prepaid expenses                                                                 (18,649)            14,686
       Other current assets                                                             (26,081)             4,051
     (Decrease) increase in:
       Accounts payable                                                                 253,618            306,314
       Accrued expenses                                                                 112,954            639,854
       Deferred revenue                                                               2,668,063           (262,374)
                                                                                ----------------   ----------------
Net cash used for operating activities                                               (1,103,724)        (3,547,648)
                                                                                ----------------   ----------------

Investing activities:
     Proceeds from repayment of note receivable                                          67,500            275,000
     Deposit on acquisition of intellectual property                                         --           (100,000)
     Cash used to acquire property and equipment                                        (25,732)            (1,990)
     Cash used for security deposit                                                      (1,996)                --
     Proceeds from partial release of security deposit                                   47,166             53,388
     Net cash to acquire WellComm Group, Inc.                                        (2,045,065)                --
                                                                                ----------------   ----------------
Net cash used for investing activities                                               (1,958,127)           226,398
                                                                                ----------------   ----------------

Financing activities:
     Principal payments on capital leases                                               (64,677)           (30,404)
     Proceeds from credit line payable                                                  125,000                 --
     Proceeds from issuance of promissory notes                                                            692,809
     Repayment to related parties                                                       (65,000)          (480,000)
     Proceeds from related parties                                                      700,000          1,636,039
     Proceeds from issuance of convertible promissory notes                                                270,000
     Proceeds from sale of Common Stock                                               1,943,476          1,100,000
     Costs in connection with issuance of debenture                                    (150,000)                --
     Proceeds from issuance of debenture and warrants                                 2,000,000                 --
                                                                                ----------------   ----------------

Net cash provided by financing activities                                             4,488,799          3,188,444
                                                                                ----------------   ----------------

Net increase in cash                                                                  1,426,948           (132,806)

Cash and cash equivalents at beginning of period                                      1,029,208            132,806
                                                                                ----------------   ----------------

Cash and cash equivalents at end of period                                         $  2,456,156          $      --
                                                                                ================   ================

Supplemental  disclosure  of  non-cash  flow  information:
  Cash paid during the period for:
       Interest                                                                     $    10,978         $    7,783
                                                                                ================   ================

       Income taxes                                                                          --                 --
                                                                                ================   ================

                                           (Continued on following page.)




                                            I-TRAX, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                                     (UNAUDITED)

                                           (Continued from previous page.)

                                                                                Nine months          Nine months
                                                                                   ended                ended
                                                                               September 30,        September 30,
                                                                                   2002                 2001
                                                                              ----------------     ----------------

Schedule of non-cash investing activities:
     Issuance of 3,368,000 shares of common stock in connection with
       acquisition of iSummit Partners, LLC                                      $         --         $  5,254,080
                                                                                ================   ================

     Issuance of 7,440,000 shares of common stock and granting of 560,000
       in connection with acquisition of WellComm Group, Inc.                    $ 10,480,000         $         --
                                                                                ================   ================

     Issuance of common stock and stock options for finder fee                   $    391,408         $         --
                                                                                ==============      ==============

Schedule of non-cash financing activities:
     Issuance of common stock in connection with conversion of
       convertible promissory notes                                              $         --         $  2,551,784
                                                                                ==============      ==============

     Issuance of common stock in connection with conversion of advances
       form officers                                                             $         --         $    275,000
                                                                                ==============      ==============

     Issuance of common stock in connection with conversion of accounts
       payable                                                                   $         --         $     76,798
                                                                                ==============      ==============
























                      See accompanying notes to consolidated financial statements (unaudited).


                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--ORGANIZATION

I-trax, Inc. (the "Company") was incorporated in the State of Delaware on September 15, 2000. On February 5, 2001, the Company and I-trax Health Management Solutions, Inc. (formerly known as I-Trax.com, Inc.) ("Health Management") completed a holding company reorganization. The holding company reorganization was accomplished through a merger under Delaware law. At the effective time of the reorganization, all of the stockholders of Health Management became stockholders of the Company and Health Management became a wholly owned subsidiary of the Company. The Company's common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "IMTX."

As of September 30, 2002, the Company had one wholly owned subsidiary, Health Management, and two single member limited liability companies, iSummit Partners, LLC and WellComm Group, LLC. The Company acquired iSummit Partners, LLC in February 2001. iSummit Partners, LLC does not conduct any operations but maintains ownership of certain intellectual property. The Company formed WellComm Group, LLC to conduct the activities of WellComm Group, Inc., which the Company acquired on February 6, 2002 as further described in Note 3. The Company conducts its operation through Health Management and WellComm Group, LLC.

NOTE 2--INTERIM RESULTS AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As of September 30, 2002, the Company's accumulated deficit was $28,345,899 and its working capital deficiency was $3,094,545. In addition, the Company has had negative cash flows from operations of $4,900,000 and $4,600,000 for the years ended December 31, 2001 and 2000, respectively, and $1,103,724 for the nine months ended September 30, 2002. As a result of these factors, the auditor's report on the December 31, 2001 financial statements included a paragraph indicating that there was substantial doubt about the Company's ability to continue as a going concern.

We expect that in the near future additional cash will be required to fund these deficits and enable us to continue the development of our core products to meet customer demand, liquidate our short-term liabilities and continue to implement our marketing strategy. The Company has, is and will continue to explore opportunities to obtain funds to meet the projected shortfall. As part of that effort, the Company is intensifying its sales efforts to continue to grow its revenues and has engaged investment professionals to assist the Company in raising capital through debt or equity sales.

The Company's ability to continue as a going concern depends on successfully closing new sales contracts and securing financing arrangements either through equity transactions or debt agreements. The Company has been able to raise the funds necessary to cover operating needs, investment activities and working capital requirements through borrowings (including from executive officers) and issuance of equity securities. Although there can be no assurance that the Company will continue to be able to fund its cash requirements using such methods, management is cautiously optimistic that the Company will be able to secure additional funding.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2--INTERIM RESULTS AND BASIS OF PRESENTATION (cont'd)

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2002 and the results of the operations and cash flows for the three and nine months ended September 30, 2002. The results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

Loss per common share is computed pursuant to Financial Accounting Standards Board, "SFAS No. 128," "Earnings Per Share." Basic loss per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt. As of September 30, 2002 and 2001, 9,182,778 and 5,092,727, respectively, of options, warrants and shares issuable upon conversion of certain debt were excluded from the diluted loss per share computation, as their effect would be anti-dilutive.

These unaudited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2001 as included in the Company's report on Form 10-KSB for the fiscal year ended December 31, 2001 filed on April 4, 2002.

NOTE 3--ACQUISITION OF WELLCOMM GROUP, INC.

On February 6, 2002, the Company acquired all of the issued and outstanding common stock of WellComm Group, Inc. ("WellComm"), as stipulated in the Merger Agreement dated January 28, 2002, as amended, by issuing 7,440,000 shares of Common Stock, granting 560,000 options to acquire Common Stock at a nominal price and paying $2,175,056 in cash. In addition, the Company issued 80,000 shares of common stock to an employee for introducing the Company to WellComm. The aggregate acquisition price amounted to approximately $12,660,000. The value of common stock issued and stock options granted was determined based on the average market price of common stock immediately before and after the acquisition was agreed to and announced. For accounting purposes, the effective date of the acquisition is January 31, 2002.

The Company agreed to deliver to the WellComm shareholders additional contingent merger consideration either in cash or in common stock. The additional contingent merger consideration will equal to 10% of revenues that may be generated by sales of new services to an existing WellComm client during a 12-month period beginning on the date such new services begin to be delivered. Such new services must commence by February 5, 2003, but have not been commenced as of September 30, 2002. Any additional shares distributed will be recognized as compensation expense in the period earned.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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


                                                     Three months               Nine months ended
                                                  ended September 30,             September 30,
                                                        2001                 2002                 2001
                                                  -----------------   ----------------     ----------------
   Sales                                            $   1,812,247         $   2,030,298         $  5,171,682
                                                    =============     =================         ============
   Expenses                                         $   2,910,129         $   8,974,065         $ 11,223,828
                                                    =============     =================         ============

   Net loss                                         $  (1,097,882)        $  (6,943,767)        $ (6,052,146)
                                                    =============     =================         ============

    Earnings per share:                             $        (.02)        $        (.14)        $       (.18)
                                                    =============     =================         ============

   Weighted average shares outstanding:
     Basic and Diluted                                 37,749,306            49,038,703           33,049,685
                                                    =============     =================         ============


                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Effective December 31, 2001, of the total 4,222,500 shares, 1,289,184 were cancelled because the Company incurred unanticipated technology development costs and suffered a revenue shortfall related to iSummit' technology. For accounting purposes, the Company reversed 464,592 of the total shares surrendered with a recorded value of $724,764 and the remaining 854,500 shares issuable upon meeting certain revenue targets were not recorded because the revenue targets were missed.

The Company has amortized goodwill through December 31, 2001. Accordingly, from February 7, 2001 (date of acquisition) through December 31, 2001, the Company recorded amortization expense of $640,851.

The following summary table sets forth the pro-forma statements of operations for the three and nine months ended September 30, 2001 as if the acquisition was consummated at January 1, 2001.

                                                          Three months        Nine months
                                                             ended              ended
                                                          September 30,      September 30,
                                                              2001                2001
                                                        ----------------   -----------------
    Total revenue                                         $   127,726        $    588,136
                                                         ============        ============

    Total expenses                                        $ 1,746,578        $  8,618,182
                                                         ============        ============

    Net loss                                              $(1,618,852)       $ (8,030,046)
                                                         ============        ============
    Pro forma basic and diluted net loss per share        $      (.04)       $       (.28)
                                                         ============        ============

    Weighted average number of shares outstanding          32,652,714          27,953,093
                                                         ============        ============


                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5- RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2002, certain members of the Company's Office of the President advanced funds to the Company for working capital. Such advances amounted to $350,000, are due in 90 days and bear interest at a rate of 8% per annum. Additionally, in September 2002, a relative of a member of the Company's Office of the President advanced to the Company $350,000, which the Company agreed to repay within 90 days with interest at a rate of 8% per annum.

As of September 30, 2002, the Company was advanced a total of $1,374,598 by related parties. The following table presents all amount owed by the Company to related parties and all related activity.

           Balance at January 1, 2002                                          $  739,598

           Less: repayments during the quarter ended March 31, 2002               (50,000)
                                                                              -----------

           Balance at March 31, 2002                                              689,598

           Less: repayment during the quarter June 30, 2002                       (15,000)
                                                                              -----------

           Balance at June 30, 2002                                               674,598

           Plus: advances made during the quarter ended September 30, 2002        700,000
                                                                              -----------

           Balance at September 30, 2002                                      $ 1,374,598
                                                                              ===========


NOTE 6--CREDIT LINE

The Company, by virtue of acquiring WellComm, assumed a revolving line of credit that allows the Company to borrow up to $308,108. Amounts outstanding under the line of credit bear interest at 0.5% over the National Prime Rate, as reported by the Wall Street Journal and are payable monthly. As of September 30, 2002, $300,000 was outstanding under the line of credit. The line of credit is collateralized by WellComm's assets. The line was due on August 2002, and has been extended through December 31, 2002. The Company is currently restructuring this line of credit.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7--PROMISSORY NOTES PAYABLE

On March 2, 2001 the Company  entered  into an Amended and  Restated  Promissory
Note and Warrant Purchase Agreement with Psilos Group Partners, L.P., its affiliates and a venture capital fund managed by the Company's Chief Executive Officer (collectively, the "Psilos Investor Group") pursuant to which the Psilos Investor Group agreed to loan the Company up to $1,000,000. As consideration, the Company granted the Psilos Investor Group detachable warrants to acquire common stock at $0.10 per share. The loan bears interest at 8% per annum, with a default rate of 12% per annum, and is due five years from original date of issuance. As of December 31, 2001, the Psilos Investor Group funded an aggregate of $692,809 of the $1,000,000 and received warrants to purchase 1,823,473 shares of common stock. These warrants were exercised during the first quarter of 2002 and the Company issued an aggregate 1,753,486 shares of common stock (net of exercise price).

The Company valued the issued detachable warrants at $459,854 using the Black-Scholes pricing model, thereby allocating a portion of the proceeds from the debt to the warrants utilizing the relevant fair value of the debt and warrants to the actual proceeds from the debt. This amount was recorded as a discount to the related promissory notes and netted against the related debt. Furthermore, the discount is being accreted to interest expense over the five-year term of the underlying promissory notes. For the three months ended September 30, 2002 and 2001, the amount accreted to interest expense was $22,677 and $22,677, respectively. For the nine months ended September 30, 2002 and 2001, the amount accreted to interest expense was $68,021 and $50,557, respectively.


NOTE 8--CONVERTIBLE DEBENTURE

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

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8--CONVERTIBLE DEBENTURE (cont'd)

The Company valued the Warrant at $968,200 using the Black-Scholes pricing model, thereby allocating a portion of the proceeds from the debt to the Warrant using the relevant fair value of the debt and warrants to the actual proceeds from the Debenture. The Company recorded $968,200 as a discount to the Debenture and this amount will be accreted to interest expense over the life of the Debenture. The Company also recorded $1,031,800 charge to interest expense for the beneficial conversion value of the Debenture since the Debenture was convertible immediately upon issuance. The beneficial conversion value represents the difference between the fair market value of the common stock on the date the Debenture was sold and the amount of proceeds characterized as debt divided by the number of shares the face amount of the Debenture ($2,000,000) would be convertible into (2,000,000 shares). Lastly, in connection with facilitating the transaction with Palladin, the Company recorded $416,610 of debt issuance costs comprised of $130,000, 31,000 shares of common stock and a warrant to acquire 200,000 shares of common stock at $1.00 per share issued to a third party that brokered the transaction. These costs are being amortized over the life of the Debenture. For the three and nine months ended September 30, 2002, amortization expense amounted to $54,576 and $145,536, respectively.


NOTE 9--COMMITMENTS AND CONTINGENCIES

Nature of Business

The Company is subject to risks and uncertainties common to growing technology companies, including rapid technological developments, reliance on continued development and acceptance of the Internet and health care applications utilizing the Internet, intense competition and a limited operating history.

Threatened Litigation

In 1998, a former Chief Executive Officer, stockholder and creditor of Health Management (the "Plaintiff") commenced an action in New Jersey state court against, among others, the present Chief Executive Officer of Health Management. Health Management is identified in the caption as a defendant. The complaint alleges breach of contract, breach of fiduciary duty, breach of the covenant of good faith and fair dealing, securities fraud, common law fraud, negligent misrepresentation and racketeering activity. See Nazir Memon v. Frank Martin, et al, CAM-L-04026-98. The allegations in this action reference circumstances relating to Health Management's prior line of business of physician practice management. In 1999, the court entered two orders dismissing the action "without prejudice" for procedural reasons. Furthermore, in 1999 the Plaintiff filed for bankruptcy protection. As part of the bankruptcy proceedings, the Plaintiff, the present Chief Executive Officer and Health Management entered into a stipulation limiting the period within which the Plaintiff can bring a new action alleging Plaintiff's claims. Plaintiff sought to reactivate his prior state court action in January 2001 (within the stipulated period), rather than commence a new action. The stipulated time period for commencing a new action has expired. By Opinion-Letter/Order dated August 22, 2001, the New Jersey Superior Court, Civil Division, ruled that Plaintiff was barred from reactivating the civil action by the bankruptcy stipulation. The Plaintiff is appealing the Civil Division Opinion-Letter/Order and the appeal is pending. As of September 30, 2002, the Company made no accrual for accounting purposes because the Plaintiff's success in this matter is not deemed probable nor could the Company reasonably estimate any adverse effect based on the current facts.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 9--COMMITMENTS AND CONTINGENCIES (cont'd)

Risk Based Contracts

Although as of the date of these financials the Company has not entered into any risk-based contracts, the Company expects that it will do so in the very near future. These contracts are generally for terms of three to five years and provide that a percentage of the Company's fees may be refunded to a client if the Company does not save the client a certain percentage of the expenses incurred by individuals whose health is managed by the Company.

NOTE 10--STOCKHOLDERS' EQUITY

Equity Compensation Plans and Non-Plan Stock Options

The Company has two equity compensation plans, which were adopted in 2000 and 2001. The purpose of the plans is to provide the opportunity for grants of incentive stock options, nonqualified stock options and restricted stock to employees of the Company and its subsidiaries, certain consultants and advisors who perform services for the Company or its subsidiaries and non-employee members of the Company's Board of Directors. The 2001 plan has several additional features, including, a salary investment option grant program that permits eligible employees to reduce their salary voluntarily as payment of two-thirds of the fair market value of the underlying stock subject to the option, with the remaining one-third of the fair market value payable as the exercise price for the option and, if specifically implemented, automatic grant program for non-employee members of the Board of Directors at periodic intervals.

There are 3,000,000 shares of common stock authorized for issuance under the 2000 plan and 6,000,000 shares of common stock authorized for issuance under the 2001 plan. The number of shares authorized for issuance under the 2001 plan increases automatically on the first day of each year beginning with the year 2002 by an amount equal to the lesser of (a) three percent of the shares of common stock then outstanding and (b) 1,000,000 shares. As a result, effective January 1, 2002, the number of shares of common stock available for issuance under the 2001 plan increased from 5,000,000 to 6,000,000.

The maximum aggregate number of shares of common stock that can be granted to any individual during any calendar year is 350,000 under the 2000 plan and 400,000 and under the 2001 plan.

         2000 Plan Grants

As of September 30, 2002, an aggregate of 2,210,000 options were outstanding under the 2000 plan. Exercise prices of these options range from $1.00 to $2.00 per share (depending on the fair market value of the stock on the date of grant). No grants were made pursuant to this plan during the quarter ended September 30, 2002.

         2001 Plan Grants

As of September 30, 2002, an aggregate of 3,316,632 options were outstanding under the 2001 plan. Exercise prices of these options range from $0.55 to $1.25 (depending on fair market value of the stock on the date of grant). No grants were made pursuant to this plan during the quarter ended September 30, 2002.

         Non-Plan Stock Option Grants

As of September 30, 2002, the Company had outstanding an aggregate of 1,795,000 options outside of any stock option plan with exercise prices ranging from $0.55 to $2.00 per share (depending on fair market value of the stock on the date of grant). No such grants were made during the quarter ended September 30, 2002.

The table below summaries the activity in the Company's stock option plan for the nine months ended September 30, 2002:


                                                                                      Non-Plan
                                                 Incentive       Non-Qualified      Non-Qualified
                                                  Options           Options            Options           Total
   ------------------------------------------ ----------------- ----------------- ------------------ ---------------
   Balance at January 1, 2002                        2,317,500         2,636,855          1,045,000       5,999,355
   Activity   for  the  nine  months   ended
   September 30, 2002
            Granted                                    858,000           201,500            750,000       1,809,500
            Exercised                                       --                --                 --              --
   Forfeited\Expired                                   (85,000)         (402,223)                          (487,223)
   ------------------------------------------ ----------------- ----------------- ------------------ ---------------
   Balance at September 30, 2002                     3,090,500         2,436,132          1,795,000       7,321,632

Issuance of Common Stock and Warrants

In connection with signing of their employment agreements, the Company's Chief Executive Officer and a current member of the Company's Office of the President purchased from the Company a total of 500,000 shares of Common Stock at a price of $2 per share. The shares were purchased pursuant to a subscriptions agreement and a note and pledge agreement. The note was for a principal amount of $999,500 (net of a $500 bonus), bearing interest at approximately 6% per annum, and provided that the unpaid principal amount was due in five consecutive annual installments beginning on December 29, 2001. Effective during the second quarter 2001 and with Board approval, the note and pledge agreements were canceled and the shares were returned. In April 2001, these executive officers received an aggregate of 700,000 incentive stock options pursuant to the 2001 Plan. Pursuant to FASB Interpretation 44, variable accounting at the end of each interim period must be applied to these options since they are deemed a re-pricing of the canceled note and pledge agreements. Accordingly, since the Common Stock fair market value was $1.25 at December 31, 2001 and these options are exercisable at $.55, the Company recorded the intrinsic value of $.70 per option or $350,000 of compensation expense. The Company will continue to mark-to-market these options at the end of each respective interim period until they are exercised. For the three and nine months ended September 30, 2002, the Company marked-to-market these options and recorded a reduction in compensation expense of $140,000 and $250,000, respectively.

During the nine months ended September 30, 2002, pursuant to various agreements and board approval, the Company issued an aggregate of 75,000 shares of common stock to various consultants for services received. The common stock was valued at the fair market value of the stock on the date of issuance or $82,500 in the aggregate. In addition, in July 2001, the Company granted an investment banker 180,000 five year warrants with an exercise price of $0.75 for services from July 2001 to July 2002. Pursuant to EITF 96-18, the Company, at the end of each reporting period, must value these warrants. For the nine months ended September 30, 2002, the Company recorded a charge to earnings of $44,100 as an investor relations expense for the valuing of these warrants. During the nine months ended September 30, 2002 the Company sold in a private placement an aggregate of 110,000 shares of common stock for $47,850, net of $7,150 of direct costs. This private placement was commenced in November 2001. Additionally, pursuant to a private placement commenced in February 2002, the Company sold 2,527,500 shares for the nine months ended September 30, 2002, yielding proceeds of $1,895,625. In connection with facilitating the transaction with Palladin as discussed in
Note 8, the Company issued 31,000 shares of common stock, a warrant to acquire 200,000 shares of common stock at an exercise price of $1.00 per share and paid $130,000 to an unrelated party as a finder fee. The total consideration amounted to $416,610 and has recorded as a debt issuance cost and will be amortized over the life of the Debenture.

The following table summarizes the Company's activity as it relates to its warrants for the nine months ended September 30, 2002:


   Balance outstanding at January 1,2002                            8,517,509
   Quarter ended March 31, 2002
            Granted                                                 1,738,461
            Exercised                                              (1,881,160)
                                                            -----------------
   Balance outstanding at March 31, 2002                            8,374,810
   Quarter ended June 30, 2002
            Granted                                                        --
            Exercised                                                      --
                                                            -----------------
   Balance outstanding at June 30, 2002                             8,374,810
   Quarter ended September 30, 2002
            Granted                                                        --
            Exercised                                                      --
                                                            -----------------
   Balance outstanding at September 30, 2002                        8,374,810
                                                            =================


Outstanding warrants are exercisable at prices ranging from $.15 to $1.10.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 11-- GOODWILL AND INTANGIBLE ASSETS

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

The changes in the carrying amount of goodwill for the nine months September 30, 2002, is as follows:


                                                  Total
                                              ------------

Balance as of January 1, 2002                 $  2,224,726
Goodwill acquired during the nine months         7,311,275
Impairment losses                                     --
                                              ------------
Balance as of September 30, 2002              $  9,536,001
                                              ============

The components of identifiable intangible assets, which are included as a separate line item on the consolidated balance sheet, are as follow:

                                             As of September 30, 2002
                                        ------------------------------------
                                        Gross Carrying        Accumulated
                                            Amount           Amortization
                                        ----------------    ----------------
   Amortized intangible assets:
       Non-compete covenants                  1,370,000            (228,336)
       Customer relationships                 3,586,707            (818,160)
                                        ----------------    ----------------
   Total                                $     4,956,707          (1,046,496)
                                        ===============     ================

Amortization expense for the three and nine months ended September 30, 2002 amounted to $392,436 and $1,046,496, respectively. Estimated amortization expense for the remainder of fiscal 2002 and the remaining years is $376,590, $1,537,560, $1,537,560, and $458,501.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 11--GOODWILL AND INTANGIBLE ASSETS (cont'd)

The reconciliation of reported net loss adjusted for the adoption of SFAS No. 142 is as follows:


                                                Nine months ended                 Three months ended
                                               September 30, 2001                 September 30, 2001
                                            Amount           Per share         Amount           Per share
                                        ----------------  ---------------- ----------------  ----------------
       Reported net loss                   $ (7,980,046)       $     (.31)    $ (1,653,487)       $     (.05)
       Add back goodwill amortization           461,334               .01          179,496                --
                                        ----------------  ---------------- ----------------  ----------------
       Adjusted net loss                   $ (7,518,712)       $     (.30)    $ (1,473,991)       $     (.05)
                                        ----------------  ---------------- ----------------  ----------------


NOTE 12--NEW ACCOUNTING PRONOUNCEMENTS

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002.


NOTE 13--SUBSEQUENT EVENTS

Agreement to Acquire DxCG, Inc.

On  November  8,  2002,  the  Company  entered  into  a  merger  agreement  (the
"Agreement") to acquire DxCG, Inc. ("DxCG") for a total purchase price of approximately $10,000,000, of which $6,000,000 will be in cash and $4,000,000 in common stock. DxCG is a leading provider of predictive modeling solutions that enable healthcare providers, payors and employers to forecast healthcare costs. Under the terms of the Agreement and at the time the Agreement was executed, the Company deposited $200,000 in an escrow account. This amount will be released to DxCG if DxCG terminates the Agreement following the Company's failure to satisfy certain conditions to closing.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 13--SUBSEQUENT EVENTS (cont'd)

Agreement to Acquire DxCG, Inc.  (cont'd)

The closing of the transaction is contingent on the Company securing third party financing for the cash portion of the purchase price. The number of shares of common stock that the Company will issue will be determined by dividing $4,000,000 by the average of the closing purchase price of the Company's common stock over a period of ten consecutive trading days ending the trading day immediately preceding the closing date. The Company expects to close the acquisition in January 2003.

The acquisition will be accounted for as a purchase. As such, the purchase will be allocated to the estimated fair values of the assets acquired and liabilities assumed. The Company will obtain a third-party valuation of certain intangible assets.

Joint Marketing Agreement with UICI, Inc.

Effective October 31, 2002, UICI, Inc. and the Company entered into a Joint Marketing Agreement. Under this agreement, each party will, using its reasonable discretion, market to its clients the other party's products and services. In connection with the agreement, I-trax issued UICI a seven year warrant to acquire up to 2,000,000 shares of common stock at $1.10 per share. The Company and UICI are also parties to a license and maintenance agreement entered into on September 30, 2002, pursuant to which the Company granted UICI an exclusive license to certain software in the student market and a non-exclusive license to such software for use by UICI for its other businesses.

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

         Unaudited results of operations for the three and nine month periods ended September 30, 2002 are compared to the unaudited results of operations for the comparable periods ended September 30, 2001. Results of operations are based on our historical financial information as of the dates indicated and are not necessarily indicative of results to be attained for any future period.

         Our financial statements have been prepared assuming that it will continue as a going concern since as of September 30, 2002, our working capital deficiency was $3,094,545. Further, during the past two years, cash flow deficits from operations have amounted to approximately $400,000 per month. Through September 30, 2002 and the date of this report, we have been able to finance these deficits by sales of common stock to unrelated parties and loans from our senior management team and their affiliates, including several members of our Office of the President and our Chief Executive Officer. We expect that in the near future additional cash will be required to fund these deficits and enable us to continue the development of our core products to meet customer demand, liquidate our short-term liabilities and continue to implement our marketing strategy. We are optimistic that we will be able to raise additional capital to fund these initiatives and to fund our cash flow deficits, however, there can be no assurance that we will be able to do so.

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

Our Customers

         We currently serve approximately 48 customers. Our customers include physician groups, hospitals, health plans, including plans providing Medicaid and Medicare covered services, universities and colleges and agencies and branches of the United States government.

         During the fourth quarter of 2001 and first quarter of 2002, we entered into strategic agreements with several large organizations, which we are optimistic will have the ability to market our products and services to their existing and new clients. We expect that upon full implementation of these agreements, we will be able to offer our products to a larger client base.

         Finally, we are cautiously optimistic that our sales and marketing efforts will continue to increase our revenue through the fourth quarter of 2002 and beyond. And we are further cautiously optimistic that increased revenue in the forthcoming periods will generate sufficient cash flow to fund our operations, thus eliminating the need for additional financing activities.

Significant Transactions

         On September 30, 2002, we entered into a license and maintenance agreement with UICI, Inc., a company listed on the New York Stock Exchange. Pursuant to the agreement, I-trax granted to UICI an exclusive license to certain I-trax software, including MyFamilyMD(TM) and CarePrime(R), in the student market and a non-exclusive license to such software for use by UICI for its other businesses. I-trax also agreed to maintain the licensed software. The agreement is valued at approximately $3,000,000.

         The license agreement resulted from a relationship between I-trax and UICI's wholly owned subsidiary, Student Resources, based in St. Petersburg, Florida. Student Resources and I-trax entered the student health market in second quarter of 2002 by offering colleges and universities a web-based service, utilizing MyFamilyMD(TM) and CarePrime(R), to connect students to their college or university health centers, providing them online access to secure and confidential electronic appointment requests, lab results, prescription refill requests and explanation of benefits. The solution enables students to build their personal health record, utilize private and secure messaging and receive targeted health education content, and complete required school health forms online.

         I-trax and Student Resources piloted the student health product at six colleges and universities: Albany Medical College, Carnegie Mellon University, Creighton University, Florida State University, Kent State University and Medical College of Georgia. Together, these schools represent an enrolled student population of more than 77,000.

         On October 31, 2002, UICI and I-trax entered into a Joint Marketing Agreement. Under this agreement, each party will, using its reasonable discretion, market to its clients the other party's products and services. In connection with the agreement, I-trax issues UICI a seven year warrant to acquire up to 2,000,000 shares of common stock at $1.10 per share.

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

         Of the total purchase price, we allocated approximately $1,370,000 to covenants not to compete, $3,680,000 to customer relationships, $290,000 to acquired net assets and $7,320,000 to goodwill. We are amortizing covenants not to compete on a straight-line basis over four years and customer relationships over three years.

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

         We also agreed to deliver to the WellComm stockholders additional contingent merger consideration either in cash or, at the election of John Blazek as a representative of the WellComm stockholders, in shares of common stock. The additional contingent merger consideration will be equal to 10% of revenues that may be generated by sales of new services to an existing WellComm client during a 12-month period beginning on the date such new services begin to be delivered. To date, I-trax has not been required to issue additional contingent merger consideration.

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

         We registered all of the shares of common stock underlying the Palladin debenture and warrant on a registration statement on Form SB-2. The registration statement is now effective.

Results of Operations

         For the two years ended December 31, 2001, we did not generate significant sales. During the period, we expended a predominant portion of our resources to build and deliver eImmune(R) and C-Trax(TM) to Walter Reed Army Medical Center in accordance with prior contractual obligations. Further, during this period, we changed our focus from developing custom software applications for few clients to:

                  (1) commercializing existing software applications including eImmune(R), AsthmaWatch(R) and C-Trax(TM);

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

         Three Months Ended September 30, 2002 Compared To Three Months Ended
           September 30, 2001

         Total revenues for the three months ended September 30, 2002 were $771,500 representing an increase of over 500% from $127,726 for the three months ended September 30, 2001. The total revenues for three months ended September 30, 2002 were comprised of $405,160 of service revenues derived from care services and care coordination contracts, which we assumed effective February 1, 2002 as a result of the WellComm acquisition and $366,340 of technology revenues derived from the sale of licenses of eImmune(R), AsthmaWatch(R) and Health-e-Coordinator(TM). For the remainder of this year and beyond, we expect to generate revenues from (1) licensing our software applications on a subscription basis to customers that rely on their own capabilities to deliver disease management service, (2) delivery of care services, and (3) delivery of complete population health and disease management solutions.

         Cost of revenue amounted to $324,923 for the three months ended September 30, 2002, an increase of $278,816 from $46,107 for the three months ended September 30, 2001. The increase is directly attributable to the personnel costs required to service our care services and care coordination contracts. We expect that in future periods our cost of sales will increase or decrease in proportion to volume of business. This is because we expect to derive a significant portion of our future revenue from care services and care coordination contracts, which require human involvement proportionate to the expected size of the contract.

         Research and development costs amounted to $97,400 for the three months ended September 30, 2002 as compared to $115,831 for the three months ended September 30, 2001, a decrease of 16%. We expect to continue to spend funds on adding functionality to our products especially to MyFamilyMD(TM) by adding MedWizards(R), on CarePrime(TM), which interacts with MyFamilyMD(TM) and its MedWizards(R), and on Health-e-Coordinator(TM) by adding additional disease capabilities. All product development costs in this quarter and 2001 were expensed.

         General and administrative expenses decreased by 3% from $1,356,426 for the three months ended September 30, 2001 to $1,313,289 for the three months ended September 30, 2002, even though the expenses for the quarter ended September 30, 2002 include approximately $343,000 of expenses assumed by us as a result of our acquisition of WellComm. The net decrease in expenses is primarily attributable to the continued personnel reductions and stringent budgetary controls implemented in the fourth quarter of 2001 and a $40,000 expense reduction for marking to market certain options granted to key executives. We do not anticipate increasing spending during the balance of 2002. We believe that with the addition of WellComm's personnel, we have the resources to handle increased revenue with minimal incremental costs.

         Depreciation and amortization expense amounted to $349,535 for the three months ended September 30, 2002 as compared to $179,517 for the three months ended September 30, 2001. The increase is primarily attributable to the amortization of intangible assets recorded as a result of the WellComm acquisition.

         Marketing and advertising expenses were $39,413 for the three months ended September 30, 2002 as compared to $35,229 for the three months ended September 30, 2001. The increase of $4,184 was caused by an increase in investor relations spending and increased marketing efforts to promote our disease management solutions following the WellComm acquisition.

         Interest expense for the three months ended September 30, 2002 amounted to $219,425 increasing by $155,388 or 242% from $64,037 for the three months ended September 30, 2001. The net increase is primarily attributable to an interest expense amounting to $130,000 associated with the $2,000,000 convertible debentures sold to Palladin to fund the cash portion of the WellComm acquisition. The interest expense is comprised of accrued interest associated with the debenture and the accretion of the value of the warrants issued in conjunction with the debenture, which are amortizing as interest expense over the life of the debenture.

         Our net loss amounted to $1,627,061 for the quarter ended September 30, 2002 as compared to a loss of $1,653,487 for the three months ended September 30, 2001, a decrease of approximately 2%.

         Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

         Total revenues for the nine months ended September 30, 2002 were $1,776,517, an increase of $1,188,381 or 202% from 588,136 for the nine months ended September 30, 2001. The total revenues for the nine months ended September 30, 2002 were comprised of $1,230,677 in service revenues derived from care services and care coordination contracts, which we assumed effective February 1, 2002 as a result of the WellComm acquisition, and $545,840 of technology revenues derived from the sale of a software licenses to eImmune(R), AsthmaWatch(R), and Health-e-Coordinator(TM). For the remainder of this year and beyond, we expect to generate revenues from (1) licensing our software applications on a subscription basis to customers that rely on their own capabilities to deliver disease management service, (2) delivery of care services, and (3) delivery of complete population health and disease management solutions.

         Cost of revenue amounted to $952,241 for the nine months ended September 30, 2002, an increase of 105% from $82,231 for the nine months ended September 30, 2001. The increase is directly attributable to the personnel costs required to staff the care services and care coordination contracts, which we assumed on February 1, 2002. We expect that our cost of sales will fluctuate in future periods because technology-only contracts yield a low cost of sales whereas care services and care coordination contracts are labor intensive. We also expect, based on our current projections, that we will derive a significant portion of our future revenue from application service provider contracts with self-insured employers and health plans.

         Research and development costs amounted to $320,220 for the nine months ended September 30, 2002 as compared to $466,154 for the nine months ended September 30, 2001, a decrease of 31%. The decrease was attributable in significant part to a development subcontract for a software component during the nine months ended September 30, 2001 because we did not have the work force to complete the build-out. We expect to continue to spend funds on adding functionality to our products especially to MyFamilyMD(TM) by adding MedWizards(R), on CarePrime(TM), which interacts with MyFamilyMD(TM) and its MedWizards(R), and on Health-e-Coordinator(TM) by adding additional disease capabilities. All product development costs for the nine months ended September 30, 2002 and 2001 were expensed.

         General and administrative expenses decreased 18% from $4,452,175 for the nine months ended September 30, 2001 to $4,091,248 for the nine months ended September 30, 2002, which includes approximately $850,000 of expenses assumed by us as a result of our acquisition of WellComm. The net decrease is primarily attributable to personnel reductions and stringent budgetary controls implemented in the fourth quarter of 2001 and a $250,000 expense reduction for marking to market certain options granted to key executives. We do not anticipate increasing spending in 2002. We believe that with the addition of WellComm's personnel, we have the resources to handle increased revenue with minimal incremental costs.

         Acquired in process research and development amounted to $1,642,860 for the nine months ended September 30, 2001. This amount was directly attributable to the acquisition of iSummit on February 7, 2001. An independent third-party valuation company derived this amount after a detailed analysis of all the underlying facts.

         Depreciation and amortization expense amounted to $1,197,236 for the nine months ended September 30, 2002 as compared to $461,334 for the nine months ended September 30, 2001. The increase is primarily attributable to the amortization in connection with the intangible assets recorded as a result of the WellComm acquisition.

         Marketing and advertising expenses were $366,505 for the nine months ended September 30, 2002 as compared to $140,595 for the nine months ended September 30, 2001. The increase of 160% was caused by an increase in investor relations spending and increased marketing efforts to promote our disease management solutions following the WellComm acquisition.

         Interest expense for the nine months ended September 30, 2002 amounted to $1,627,879 increasing by $1,134,161 or 229% from $493,718 for the nine months ended September 30, 2001. The net increase is primarily attributable to an interest expense amounting to $1,131,800 associated with the $2,000,000 convertible debenture sold to Palladin to fund the cash portion of the WellComm acquisition. The interest expense is comprised of the beneficial conversion value of the debenture, accrued interest associated with the debenture and the accretion of the value of the warrants issued in conjunction with the debenture, which we are amortizing as interest expense over the life of the debenture. Generally, the beneficial conversion value represents the benefit to the investor that results from purchasing an immediately convertible debenture with a conversion price that is less than fair market value on the date of purchase after first allocating a portion of the proceeds from the debenture to the associated warrants.

Our net loss amounted to $6,924,348 for the nine months ended September 30, 2002 as compared to a loss of $7,980,046 for the nine months ended September 30, 2001, a decrease of 13%. For both periods, we had significant transaction related charges. For the nine months ended September 30, 2002, we incurred a charge of approximately $1,030,000 on account of the beneficial conversion value associated with the Debenture. For the nine months ended September 30, 2001, we incurred a one-time charge of $1,642,860 on account of acquired in process research and development in the iSummit acquisition and $869,168 for certain securities issuances and conversion costs.

Liquidity and Capital Resources

         Working Capital Deficiency

         We ended the quarter with approximately $2,500,000 in cash on our balance sheet. As of September 30, 2002, we had a working capital deficiency of $3,094,545. During the quarter ended September 30, 2002, we were advanced, by certain executives and certain relatives of such executives a total of $700,000. These advances bear interest at a rate of 8% per annum.

         We continue to make progress towards producing positive cash flow from operations and we expect, although no assurances exist, that we will reach operating cash flow break even in 2003.

         Sources and Uses of Cash

         Despite our negative cash flows from operations, which amounted to approximately $1,103,724 for the nine months ended September 30, 2002 and $3,547,648 for the nine months ended September 30, 2001, we have been able to secure funds to support our operations. During the nine months ended September 30, 2002, such funds were received by selling equity securities and a debenture, which aggregated approximately $4,000,000. Of the total $4,000,000 received, approximately $2,100,000 was used to acquire WellComm and the remainder to fund operations. Additionally, we received $2,500,000 pursuant to our agreement with UICI, which represents a deposit on the delivery of a license for MyFamilyMD(TM), CarePrime(R) and Health-e-Coordinator to UICI. For the nine months ended September 30, 2001, we received approximately $375,000 from our Chief Executive Officer, Frank A. Martin, Gary Reiss, a Member of our Office of the President, and certain other senior officers. Additionally, during the nine months ended September 30, 2001, we borrowed approximately $963,000 of which $270,000 was subsequently converted into equity. Lastly, the Company sold common stock yielding net proceeds of $1,100,000, which was also used to fund operations.

         As of September 30, 2002, our current liabilities were approximately $6,014,992, of which approximately $700,000 is due to Messrs. Martin and Reiss for which no repayment terms have been established. We do not expect to repay management loans until we begin to generate cash flows from operations and obtain the consent of Palladin pursuant to the terms of the Palladin's debenture and related documents. The remainder of current liabilities of approximately $5,314,992 is made up, primarily, of trade payables of approximately $936,723, accrued expenses of approximately $582,497, $300,000 credit line payable, which was assumed with the acquisition of WellComm, and approximately $2,816,893 of deposits on future contracts. We have good relationships with all of our vendors.

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

         Related Party Transactions

         During the three months ended September 30, 2002, certain members of our Office of the President advanced funds to us for working capital. Such advances amounted to $350,000, are due in 90 days and bear interest at a rate of 8% per annum. Additionally, in September 2002, a relative of a member of our Office of the President advanced us $350,000, which we agreed to repay within 90 days with interest at a rate of 8% per annum.

         As of September 30, 2002, we were advanced a total of $1,374,598 by related parties. The following table presents all amount owed by us to related parties and all related activity.

           Balance at January 1, 2002                                                     $  739,598

           Less: repayments during the quarter ended March 31, 2002                          (50,000)
                                                                                       -------------

           Balance at March 31, 2002                                                         689,598

           Less: repayment during the quarter June 30, 2002                                  (15,000)
                                                                                       -------------

           Balance at June 30, 2002                                                          674,598

           Plus: advances made during the quarter ended September 30, 2002                   700,000
                                                                                       -------------

           Balance at September 30, 2002                                                 $ 1,374,598
                                                                                       =============

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

         In April 2001, these executive officers received an aggregate of 700,000 incentive stock options pursuant to the 2001 Equity Compensation Plan. Pursuant to FASB Interpretation 44, variable accounting at the end of each interim period must be applied to these options since they are deemed a re-pricing of the canceled note and pledge agreements. Accordingly, since the Common Stock fair market value was $1.25 at December 31, 2001 and these options are exercisable at $0.55, we recorded the intrinsic value of $0.70 per option or $350,000 of compensation expense. We will continue to mark-to-market these options at the end of each respective interim period until they are exercised. For the nine months ended September 30, 2002, we marked-to-market these options and recorded a reduction in compensation expense of $250,000.

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

         Impairment of Goodwill

         We operate in an industry that is rapidly evolving and extremely competitive. It is reasonably possible that our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis of goodwill and intangible assets could change in the near term and that the effect of such changes on the financial statements could be material. At September 30 2002, the recorded amount of carrying basis including goodwill is not impaired, although we cannot assure that our future results will confirm this assessment, or that a significant write-down or write-off of goodwill or intangible assets will not be required in the future.

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

         Although as of the date of these financials, the Company has not entered into any risk-based contracts, the Company expects that in the very near future it will do so. These types of contracts are generally for terms of three to five years with provisions subsequent to renewal and typically provide that a percentage of the Company's fees may be refundable ("performance based") based on achieving a targeted percentage reduction in the customer's healthcare costs.

Material Equity Transactions

         For the nine months ended September 30, 2002, we executed equity transactions with related and unrelated parties in connection with the raising funds for working capital along with issuing securities in lieu of compensation for services received. We believe that we have valued all such transaction pursuant to the various accounting rules and that they ultimately represent the economic substance of each transaction.

Item 3.           Controls and Procedures

         Within the 90-day period prior to the filing of this report, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of this evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

         The Company is not a party to any material  pending  legal  proceeding.
Litigation   threatened   against   Health   Management  is  described  in  Note
9--Commitments and Contingencies to I-trax's financial statements above.

Item 2.           Changes in Securities

         None.

Item 3.           Defaults upon Senior Securities

         We did not default upon any senior securities during the quarter ended September 30, 2002.

Item 5.           Other Information

         None.

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

        10.1 Consulting Agreement dated as of July 1, 2002, as amended, between I-trax, Inc. and William S. Wheeler.

        10.2 License and Maintenance Agreement dated as of September 30, 2002, between I-trax, Inc. and UICI, Inc. (Incorporated by reference to Exhibit 10.1 to I-trax, Inc.'s Current Report on Form 8-k for filed on October 8, 2002.)

(b) Reports on Form 8-K

         We filed a current report on Form 8-K with the Securities and Exchange Commission on October 8, 2002, reporting the signing of a License and Maintenance Agreement with UICI, Inc. on September 30, 2002.

                                    SIGNATURE

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        I-TRAX, INC.

Date: November 14, 2002                 By: /s/  Frank A. Martin
                                        Name:   Frank A. Martin
                                        Title:     Chief Executive Officer

                                  CERTIFICATION


         I, Frank A. Martin, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of I-trax, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                             Date: November 14, 2002

                                   /s/ Frank A. Martin
                                   Frank A. Martin
                                   Chief Executive Officer

                                  CERTIFICATION


         I, Anthony Tomaro, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of I-trax, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                             Date: November 14, 2002

                                   /s/ Anthony Tomaro
                                   Anthony Tomaro, CPA
                                   Chief Financial Officer