Form 10QSB/A
period 2002-09-30
I TRAX INC
filed 2002-12-05
CIK 1110189

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


                         Commission File Number: 0-30275

                                  I-TRAX, INC.
                   ------------------------------------------
              (Exact name of small business issuer in its charter)

        Delaware                                          23-3057155
 -----------------------                            -----------------------
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

     Explanatory Note: I-trax, Inc. is filing this amendment to its quarterly report on Form 10-QSB for the quarter ended September 30, 2002 to include two exhibits that were inadvertently omitted from that report.

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

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


                                              I-TRAX, INC.

Date: December 5, 2002                        By: /s/  Frank A. Martin
                                                  ------------------------------
                                              Name:   Frank A. Martin
                                              Title:  Chief Executive Officer