Form 10KSB
period 2002-12-31
I TRAX INC
filed 2003-04-15
CIK 1110189

--------------------------------------------------------------------------------


                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934

                  For the fiscal year ended: December 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $3,931,910.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold on March 21, 2003 on the American Stock Exchange was $11,652,493. As of March 21, 2003, the number of shares outstanding of each class of common equity was 9,372,727 shares of Common Stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the issuer's definitive proxy statement for its 2003 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

Transitional Small Business Disclosure Format (Check one):  [   ] Yes  [X] No

--------------------------------------------------------------------------------

                                  I-TRAX, INC.

                            FORM 10-KSB ANNUAL REPORT

                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS



Item                                                                                                    Page No.

                                     PART I
1.       Description of Business............................................................................ 1
2.       Description of Properties..........................................................................19
3.       Legal Proceedings..................................................................................20
4.       Submission of Matters to a Vote of Security Holders................................................20

                                     PART II

5.       Market for Common Equity and Related Stockholder Matters...........................................21
6.       Management's Discussion and Analysis of Financial Condition and Results of Operations..............25
7.       Financial Statements...............................................................................32
8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............66

                                    PART III

9.       Directors, Executive Officers, Promoters and Control Persons; Compliance with
         Section 16(a) of the Exchange Act .................................................................66
10.      Executive Compensation.............................................................................66
11.      Security Ownership of Certain Beneficial Owners and Management.....................................66
12.      Certain Relationships and Related Transactions.....................................................66
13.      Exhibits and Reports on Form 8-K...................................................................66
14.      Controls and Procedures............................................................................70



                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

         This report includes and incorporates forward-looking statements. All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included or incorporated in this report, particularly under the heading "Risk Factors" beginning on page 13 that we believe could cause actual results or events to differ materially from the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

Business Overview

         I-trax provides focused disease management and comprehensive health management solutions designed to improve the health of the populations we serve while reducing the cost of medical care.

         Our solutions are designed to meet the needs of insurers, employers and consumers seeking to reduce costs and improve the quality of care by enabling healthcare organizations to evolve from fragmented care management practices into a cohesive and efficient system of healthcare management. Our solutions are fully integrated, use a single-data platform that allows all caregivers to share records and enable our clients to provide true coordination of care. By facilitating real-time communication between all stakeholders within today's complex healthcare system, I-trax's health management solutions reduce costs and enable the best possible delivery of care.

         Ours is a three-pronged approach that results in savings and consumer satisfaction: Prediction + Prevention + Care Management = Performance

         Prediction

         First, we use historical information to predict future healthcare costs. Experts agree that predictive modeling provides a comprehensive advantage to health plans, employers and providers, which leads to cost effective medical management and greater profitability. By using predictive modeling, we identify our clients' future healthcare costs, the health conditions that will drive those costs and the people within our clients' populations who are at risk for those conditions. Armed with this information, we target appropriate resources to address the costly conditions and the populations that are at risk for those conditions, thus managing costs while improving care.

         Prevention

         Second, we use what we believe to be state-of-the-art demand management and nurse triage services to effect our targeted interventions. These services incorporate nationally recognized, evidence-based clinical guidelines to ensure that all caregivers and consumers are following the best practices. We also link the key stakeholders in this care delivery effort--consumers, physicians and care managers--through secure, web-based solutions. These solutions facilitate real-time sharing of information and support the adherence to our population and disease management programs. Finally, we staff our state-of-the-art Care Communications Center with skilled nurses and other healthcare professionals 24 hours per day, 7 days per week. The Center helps consumers make informed decisions about their health and provides ongoing support for those with chronic diseases.

         The products and services we use to deliver targeted interventions include: MyNurseLine(TM), a technology-enabled nurse triage service; DoctorsLine(TM), an after-hours custom triage and administrative outsourcing service; Health-e-Community(TM), a specialized enrollment, marketing and fulfillment service; eImmune(R), a clinical immunization and related adverse events tracking system; and Medicive(R) Medical Enterprise Data System, a proprietary software architecture developed to collect, store, retrieve and analyze a broad range of information used in the healthcare industry, which serves as the foundation for our Care Coordination Platform offerings. Our Care Coordination Platform includes: Health-e-Coordinator(TM), a web-based care management application; MyFamilyMD(TM), a consumer health management portal; and CarePrime(R), a clinical care application for physicians and clinicians.

         Care Management

         Finally, we believe that we offer the industry's most comprehensive health management and disease management solution. We assist clients in managing the healthcare of their populations by outsourcing clinical and administrative services as part of a strategic partnership. Through long-term partnerships with our clients, we align our assets and core competencies to develop targeted solutions to meet the needs of the populations our clients serve. Our disease management solutions currently address congestive heart failure (CHF), coronary artery disease (CAD), asthma, diabetes, lower back pain and chronic obstructive pulmonary disease (COPD). We also develop programs using evidenced-based guidelines based on our clients' requests. Health-e-Life Program(TM) is our comprehensive end-to-end solution for care management.

         Performance

         Everything we do is built on information, which drives decision-making and results. Information guides the identification of consumers, the utilization of protocols that provide high quality and cost effective care, the communication among the key stakeholders and ultimately the return on capital invested in providing healthcare. When all of these components are in place, we believe that consumer satisfaction will increase and the costs of providing quality healthcare will decrease.

Corporate History

         I-trax, Inc.--Holding Company

         I-trax was incorporated in the State of Delaware on September 15, 2000 at the direction of the Board of Directors of I-trax Health Management Solutions, Inc. ("Health Management"), I-trax's then parent company. On February 5, 2001, I-trax became the holding company of Health Management at the closing of a reorganization pursuant to Section 251(g) of Delaware General Corporation Law. The holding company reorganization was described in greater detail in I-trax's registration statement on Form S-4 (Registration Number 333-48862), filed with the Securities and Exchange Commission on October 27, 2000. At the effective time of the reorganization all of the stockholders of Health Management became the stockholders of I-trax and Health Management became a wholly owned subsidiary of I-trax. Further, all outstanding shares of Health Management were converted into shares of I-trax in a non-taxable transaction. Health Management no longer files reports with the Securities and Exchange Commission. However, I-trax does file reports with the Securities and Exchange Commission, and its common stock is traded on the American Stock Exchange under the symbol "DMX."

         The holding company structure has allowed us greater flexibility in our operations and expansion and diversification plans, including in the acquisition of WellComm Group, Inc. on February 6, 2002 and iSummit Partners, LLC, doing business as "MyFamilyMD," on February 7, 2001.

         I-trax acquired WellComm effective February 6, 2002 in a two-step reorganization pursuant to a Merger Agreement dated January 28, 2002 by and among I-trax, WC Acquisition, Inc., an Illinois corporation and a wholly-owned subsidiary of I-trax, WellComm and WellComm's two principals. The initial step of the reorganization transaction involved a merger of WC Acquisition with and into WellComm, in which merger WellComm continued as the surviving corporation. The second step of the reorganization transaction involved a statutory merger of WellComm with and into I-trax, in which merger I-trax continued as the surviving corporation.

         At the closing of the WellComm merger, we delivered to the WellComm stockholders approximately $2,200,000 in cash and 1,488,000 shares of our common stock, and to each of two senior officers of WellComm options to acquire 56,000 shares of our common stock at a nominal exercise price. After the merger, three executive officers of WellComm joined us as senior executives and WellComm's two principal stockholders were elected to our Board of Directors.

         We funded the acquisition of WellComm by selling a 6% convertible senior debenture in the aggregate principal amount of $2,000,000 to Palladin Opportunity Fund LLC pursuant to a Purchase Agreement dated as of February 4, 2002 between Palladin and us. Pursuant to the purchase agreement, we also issued Palladin a warrant to purchase up to 307,692 shares of our common stock at an exercise price of $5.50 per share. The outstanding principal and any interest under the debenture are payable in full on or before February 3, 2004. Further, outstanding principal and any interest may be converted at any time at the election of Palladin into our common stock. The current conversion price under the debenture is $3.03. The current conversion price is subject to "reset" as of August 4, 2003 but only if the closing bid price for our common stock, averaged during a period of 20 consecutive trading days ending on August 3, 2003, is less than the then current conversion price.

         I-trax acquired iSummit effective February 7, 2001 in an exchange transaction pursuant to a Contribution and Exchange Agreement dated September 22, 2000, as amended, by and among iSummit, I-trax, Health Management and iSummit's three members. I-trax issued 580,682 shares of common stock to acquire iSummit (reflecting a post closing adjustments to the aggregate number of issued shares effective as of December 31, 2001).

         I-trax Health Management Solutions, Inc.--Operating Subsidiary

         Health Management is a predecessor to I-trax and is our operating subsidiary. It was incorporated in the State of Delaware under the name of Marmac Corporation in May 1969. In December 1979, it changed its name to Ibex Industries International, Inc. On April 1, 1996, Health Management purchased the assets of certain physician practices, changed its name to U.S. Medical Alliance, Inc., and commenced operations as a physician practice management company.

         As U.S. Medical Alliance, Health Management completed one additional physician practice acquisition. However, it did not have adequate liquidity or capital resources to withstand the downturn in the physician practice management industry, nor the ability to acquire profitable physician practices. In January 1997, the Board of Directors, in an effort to reorganize Health Management, elected Frank A. Martin as its President. Mr. Martin negotiated the return of the previously acquired physician practice assets to the physicians in exchange for the cancellation of any Health Management capital stock or notes associated with those acquisitions. Health Management changed its name to I-Trax.com, Inc. in August 1999.

         Health Management merged with Member-Link effective December 30, 1999 pursuant to a Merger Agreement dated as of December 14, 1999. In the merger, Health Management issued an aggregate of 1,554,368 shares (as adjusted) of its common stock. And on February 7, 2001, Health Management and I-trax completed the previously described holding company reorganization. Health Management assumed its current name, I-trax Health Management Solutions, Inc., on March 21, 2001.

Our Market and Business Strategy

         We believe that the market for our population health management solutions is large and continues to grow. Experts in disease management outsourcing estimate that the disease management industry generated outsource fees of approximately $73 million in 1997 and approximately $425 million in 2001. Same experts also estimate that these outsource fees could reach $20 billion in 2010.

         As the costs of medical care continue to grow, there is a growing recognition throughout the healthcare community of the need for targeted, coordinated, and effective healthcare management solutions. Further, we believe that increased interest in population health and disease management among health plans, employers and governmental agencies and optimistic results from numerous ongoing population health and disease management programs indicate that population health and disease management are effective and will become a permanent aspect of healthcare.

         Because our solutions are scalable and can be tailored to fit into most healthcare organizations, we feel we have a competitive advantage. We have identified, and are targeting, the following segments of the healthcare industry as purchasers of our solutions:

o Self-Insured Employers. As the ultimate payor for health related costs, self-insured employers have a significant stake in making sure that employees and their dependents are empowered with tools to make the best and most educated healthcare decisions. We believe that correct and informed decisions will not only reduce direct healthcare costs, but also reduce employee absenteeism and improve employees' focus at work. Where employees are older or retired and at risk for chronic diseases, early risk identification and targeted interventions will help reduce costs and improve quality of life.

o Military and Government. The eImmune(R) application is the first application we designed and built. It now used to manage records for 2.5 million individuals. With recent increased funding to state health programs, this application is now very expandable.

o Public Health Agencies. Public health agencies are charged with coordinating care to a significant portion of America's uninsured population. Our care coordination tools and disease management programs are well suited to benefit this segment of the healthcare market. Furthermore, eImmune(R) and our other software applications are ideally suited for aggregating and analyzing vast of amounts of data required to, among other things, track immunizations and detect trends that can provide important surveillance information in the event of an outbreak of infectious diseases associated with bio-terrorism.

o Hospitals and Health Systems. Hospitals and health systems are under increasing financial pressure to balance the expense of high quality medical care with public and private insurers' reimbursements. Our solutions assist hospitals and health systems to reduce costs while enhancing the service and care provided to patients. Our flexible call center solution offers multi-lingual 24 per day, 7 days per week technology-enabled nurse triage and disease management services, which permit hospitals and health systems to reduce operational costs.

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

o Colleges and Universities. America's colleges and universities have an increasing need to communicate with their students, streamline and automate the collection of medical histories during the enrollment process, and improve communication between the student and student health services in a secure, confidential manner. Furthermore, colleges and universities seeking to improve the healthcare services offered to enrolled students are beginning to value 24 hours per day, 7 days per week nurse triage and health information services that we offer.

         We are now servicing and continuing to add clients in each of our targeted markets. To devise acceptable pricing plans, we work with each of our clients individually. Generally, our clients pay us for each completed transaction or on a "per member, per month" or "per member, per year" basis.

Our Products and Services

         I-trax provides focused disease management and comprehensive health management solutions designed to improve the health of the populations we serve while reducing the cost of medical care. Ours is a three-pronged approach that results in savings and consumer satisfaction:

                  Prediction + Prevention + Care Management = Performance

         Prediction

         We use historical information to predict future healthcare costs. Experts agree that predictive modeling provides a comprehensive advantage to health plans, employers and providers, which leads to cost effective medical management and greater profitability. By using predictive modeling, we identify our clients' future healthcare costs, the health conditions that will drive those costs and the people within our clients' populations who are at risk for those conditions. Armed with this information, we target appropriate resources to address the costly conditions and the populations that are at risk for those conditions, thus managing costs while improving care.

         Prevention

         We use what we believe to be state-of-the-art demand management and nurse triage services to effect our targeted interventions. These services incorporate nationally recognized, evidence-based clinical guidelines to ensure that all caregivers and consumers are following the best practices. We also link the key stakeholders in this care delivery effort--consumers, physicians and care managers--through secure, web-based solutions. These solutions facilitate real-time sharing of information and support the adherence to our population and disease management programs. Finally, we staff our state-of-the-art Care Communications Center with skilled nurses and other healthcare professionals 24 hours per day, 7 days per week. The Center helps consumers make informed decisions about their health and provides ongoing support for those with chronic diseases.

         Our prevention products and services include:

         MyNurseLine(TM). MyNurseLine(TM) is our technology-enabled, clinical nurse triage service that is available 24 hours per day, 7 days per week. The service provides clients with tailored communication center solutions to meet their healthcare needs. By utilizing state-of-the-art information technology, MyNurseLine(TM) affords consumers access to affordable, high quality health and wellness information through our Care Communications Center, ultimately reducing costs and improving general health status.

         MyNurseLine(TM) service allows for rapid assessment of callers' condition, triaging them to the appropriate level of care ranging from emergency care referral to guided self-care at home. Recent studies cited by the Wall Street Journal indicate that 37% to 54% of the 95 million yearly emergency room visits are for conditions that do not require immediate treatment, such as sore throats and ankle sprains. By using MyNurseLine(TM) nurse triage a client can reduce medical costs by directing callers to appropriate levels of care thereby reducing unnecessary over utilization of services. MyNurseLine(TM) service features:

     o    Fully operational, 24 hours a day, 7 days per week.

     o Calls answered by registered nurses, with a minimum of three-years of recent clinical experience, including experience in critical care and case management.

     o Seamless continuity for patients or members because nurses answering calls become part of our client's staff by using greeting and procedures customized and to client specifications.

     o Triage protocols provided by Barton D. Schmitt, MD, FAAP and the American Institute for Preventive Medicine and organized into manageable topics such as chest pain, fever and rashes.

     o High level of quality assurance by physicians and registered and telephone triage certified nurses serving as clinical team leaders.

     o    Multi-lingual triage and support.

     o Selection of 1,800 standard patient call reports, including caller satisfaction, telephone activity by day-of-week and patient chart reports. Reports may be faxed or emailed to clients daily.

         DoctorsLine(TM). DoctorsLine(TM) service is our after-hours custom triage and administrative outsourcing service for physicians. DoctorsLine(TM) service provides physicians with a cost effective solution to address telephone coverage and general administrative needs. This service is uniquely designed to be highly flexible so that physicians can switch their telephone coverage during times of vacations, staff meetings as well as for standard after-hours coverage.

         Nurses staffing the DoctorsLine(TM) service resolve over 80% of all after-hours triage calls by using Barton Schmitt pediatric triage protocols, American Institute of Preventative Medicine adult triage protocols and, if applicable, the treating physicians protocols, thus reducing significantly unnecessary emergency room visits and costs. DoctorsLine(TM) service features many of the features included in the NurseLine(TM) service, including:

     o Ability for each physician to customize patient orders according to the physician's practice management specifications.

     o    Call-in of drug prescriptions by nurses in non-emergency situations.

     o Seamless coverage if office staff is unable to answer telephones for any reason, including after-hours, holidays, vacations, office closings and family functions.

     o Patient encounter and caller detail reports sent daily to each client to ensure coordination of information and care.

     o Custom reporting options including quality assurance, costs savings, benefits and management reports.

         Health-e-Community(TM). Health-e-Community(TM) services provide healthcare organizations with enrollment, marketing and fulfillment services. Health-e-Community(TM) services are designed to help clients who are instituting or have already started disease management programs for their populations by augmenting and enhancing the resources allocated by our clients. We have had particular success in specialized patient enrollments, including those requiring multi-lingual capabilities.

         Health-e-Community(TM) services support increased communications between members and care providers and facilitate real-time communication between our Care Communications Center staff and our clients' administrative, clinical and care management teams. We gather, process and deliver data real-time to help our clients monitor and measure outcomes. Our timely response ensures greater success for our clients' health management programs. Health-e-Community(TM) service includes:

o  Disease management program enrollment.
o  Specialized patient enrollment, education and communication.
o  Health risk assessments and surveys.
o  Targeted health screenings.
o  Health information and literature fulfillment services.
o  Class registration.
o  Customer contact management.
o  Physician referrals for consumers.
o  Community services referral.
o  Patient test result line with personal identification number secure access.
o  Emergency room pre-certification.
o  Membership management.
o  Physician, hospital and clinic database management.

o  Quality assurance reports.
o  Service measurement, demographic and outcome reporting.
o  Admission and revenue justification.
o  Complaint and suggestion tracking.

         eImmune(R). The eImmune(R) application is a comprehensive clinical software product for processing, recording and tracking immunizations and related adverse events. The eImmune(R) application is designed for use by state registries, physician networks, managed care plans, school nurses and individual physicians. The program enables caregivers to follow standards of care and adhere to documentation requirements, including capturing ICD-9 codes, CPT codes and lab information.

         The eImmune (R) application was developed in conjunction with Walter Reed Army Medical Center, Allergy and Immunology Department, in Washington, D.C., to maintain all military immunizations at that site. First installed at Walter Reed in January 1998, the eImmune(R) application now manages records for
2.5 million individuals. An upgraded, secure, web-enabled version of eImmune(R) software released in August 2000 now operates at a number of sites, including the Pentagon and the Office of Attending Physician, U.S. Congress. The eImmune(R) application:

     o    Tracks administration of vaccines.

     o Retrieves and records vital patient information, including medical and medication history and allergies.

     o Produces standard and ad-hoc encounter reports, labels for yellow-shot records and adverse event reports in a Vaccine Adverse Event Reporting System format.

     o Provides information on dosing schedules for vaccines and skin test materials and manufacturer specific contraindications and warnings.

     o Generates vaccination schedules and reminder notices, which include specific product information.

     o Follows customary information flow required during the patient encounter using touch screen and point and click data entry.

     o Utilizes intuitive user interfaces for easy navigation facilitating point of care data entry.

     o Coordinates with I-trax's consumer Internet portal, which provides users with access to their official immunization records.

     o    Supports integration with existing software.

     o    Maintains a confidential and secure platform.

         The eImmune(R) application's system-wide benefits include:

     o A secure, web-enabled clinical immunization documentation and tracking system which can be used in routine immunizations as well as large-scale immunization efforts, including as part of a bioterrorism preparedness plan.

     o Automated data collection, tracking and analysis of outcomes and critical health data enabling quicker response to public health threats such as emerging infectious diseases or bioterrorism.

     o A comprehensive framework integrating health data with immunization information to facilitate timely and accurate reporting of information to the Centers of Disease Control and state and local health departments to comply with government requirements.

     o Architecture that supports integration with existing immunization registry systems to provide states with an enhanced comprehensive solution to meet the requirements established by United States Department of Health and Human Services.

     o Improved operational efficiency and reduction of paperwork thereby allowing health providers more time to deliver care.

         Medicive(R) Medical Enterprise Data System. All I-trax software applications and health management solutions are built on a common platform--The Medicive(R) Medical Enterprise Data System. The Medicive(R) system is a proprietary database developed to collect, store, retrieve and analyze a broad range of information used in the healthcare industry. It is through the Medicive(R) system that I-trax solutions are able to be completely integrated and enable true coordination of care, thereby delivering the right information to the right person at the right time. The Medicive(R) platform is the foundation of our Care Coordination Platform.

         A key feature of the Medicive(R) platform is the architecture's ability to accept new and critical data, which is important for an industry experiencing rapid advances in clinical care, laboratory research, facilities improvements, diagnostic modalities, as well as changes in treatment protocols. Using point-of-care user interfaces, Medicive(R) collects data such as demographics and staff and physician assessments, and allows the user to view a record over time, call it up in graphical display, to generate reports, and to make quick comparisons in easy-to-read formats. We believe that our technology is "user-friendly" and personalized because we developed it in concert with a team of health care providers, technology experts and third-party users. The ability to monitor patient care data longitudinally not only gives the provider an unprecedented view of the progress of treatments and factors that contribute to a particular disease, but also provides a comprehensive picture of the management of the disease and treatment outcomes promoting successful health care delivery. As a result, our technology promotes user interaction, facilitates decision-making and supports health care management, thus expanding our offering into an enterprise-wide system covering all aspects of a customer's business process.

         The flexibility of Medicive(R) Medical Enterprise Data System's construction is due primarily to the effort that went into its architecture design. Medicive(R) system has been structured to capture information about the general healthcare process or activity and then to narrow the healthcare process or activity to the most specific level. Thus, the architecture permits new data to be added to the database because, in most instances, new data are extensions of existing data. We believe that Medicive(R) Medical Enterprise Data System's flexibility gives us an advantage over competitors that may need to spend far more time to modify their systems to accommodate new healthcare processes or activities. The Medicive(R) Medical Enterprise Data System contains and organizes several industry standard medical data elements and is capable of producing ICD9 diagnosis codes, CPT procedure codes, SNOMED, or Medcin coded medical data. These codes are commonly used in the medical profession to identify specific disease states.

         Medicive(R)'s schema is completely platform independent. Deployed systems have utilized Microsoft SQL Server 7.0. However, I-trax can create execution files to put the Medicive(R) platform on any SQL platform available today, including, Oracle(R) 8i, Sybase(R) Adaptive Server, or IBM(R) DB2.

         Health-e-Coordinator(TM). Health-e-Coordinator(TM) software enables true coordination of care by connecting all healthcare professionals involved in the treatment and monitoring of patients. It is a sophisticated web-based application designed to support disease management, patient care management, education and referral according to current published clinical guidelines. Health-e-Coordinator(TM) software serves as an over-arching application to view and manage all information that resides in our Medicive(R) Medical Enterprise Data System, regardless of which other I-trax software applications are used to collect the information.

         Health-e-Coordinator(TM) is ideally suited for disease management and care management by clinicians in a communications center venue or an outpatient setting. It is designed to manage large volume of members or patients while ensuring consistency and quality among caregivers. Key features of Health-e-Coordinator(TM) software include:

     o Schedule and Task List. This feature not only organizes patient care, but also assists healthcare providers to manage workflow. Providers can quickly access member activities from various activity lists. Each clinician can view a list of the members they need to contact and quickly view each member's health summary or complete health record to help focus their activities.

     o Member Record. This feature enables documentation of members past medical history, medications and vaccinations. Member Record also permits documentation and generation of surveys, assessments and care plans.

     o Messaging. This feature provides for the secure transfer of information from patients to providers. The messaging feature encourages the patient to participate in the management of their care.

     o Reports. Reports are available to support the management and oversight of work processes and outcomes for all healthcare providers involved in the care process. The application provides a number of standard management reports and enables the end-user to generate custom reports to meet their specific requirements. All reports are immediately available to authorized users via the Internet.

     o Resource Library. This feature provides users easy accessible disease specific information to enhance the care process should members have specific educational needs. The information can be mailed or e-mailed to members, therefore enhancing the interaction between the clinician and the member.

         MyFamilyMD(TM). The MyFamilyMD(TM) web-based platform is designed to allow patients to chronicle their daily health routines, including medications, allergies, exercise and achievement of health goals. By providing easy-to-use graphs and reports, the MyFamilyMD(TM) platform empowers patients to monitor and control their health by reviewing trends in their healthcare regimen.

         The cornerstone of the MyFamilyMD(TM) platform is its ability to provide the tools for consumers to collaborate with their healthcare provider about their daily management. The MyFamilyMD(TM) platform provides capability for prescription refill requests, appointment requests, health assessments, interactive tools for weight and blood sugar management, lab tracking and health history forms for pre- and post-encounter information exchange. The platform's messaging system is built to facilitate user compliance with the Health
Insurance Portability and Accountability Act of 1996 and related regulations ("HIPAA") standards to ensure the utmost security and confidentiality of personal and medical information.

         The MyFamilyMD(TM) platform uses what we believe to be leading-edge personalization to deliver relevant news, articles and messaging from qualified medical sources based on the user's medical history and health concerns, thus providing timely information without burdening users with the tedious manual Internet searches. The MyFamilyMD(TM) platform features:

     o A personal health record to store and maintain health interests, medical concerns, medications, diet and exercise habits and immunizations, among other information.

     o Secure messaging of non-urgent, routine requests, such as appointments, refill requests, immunizations and screening tests.

     o Interactive MedWizard(R) applications that help to monitor blood glucose, insulin dosing, blood pressure, weight, height, pulse, peak flow, lab values and other variables. Members can custom-design journals or daily diaries to track a series of symptoms and health care concerns.

     o Risk assessments that evaluate the risk for diabetes and asthma, and recommend appropriate safety habits and information about when to seek appropriate medical care.

     o Daily, personalized content from qualified medical sources about health maintenance and conditions such as diabetes, asthma and other medical concerns of patient health interest.

     o Automated recall alerts for medications, vaccines and consumer products.

         CarePrime(R). CarePrime(R) is a web-based communication tool for physicians and their staff that permits secure messaging between the physicians, their staff and patients, and facilitates online appointment requests and referrals. The CarePrime(R) and MyFamilyMD(TM) applications promote a
partnership  between  patients  and  physicians  by  allowing  providers,   with
permission, to access their patients' personal health record kept in the MyFamilyMD(TM) application.

         Replacing or  supplementing  patients'  paper files,  the  CarePrime(R)
application provides healthcare providers a web based tool for reviewing a snapshot of client's health information, immunization compliance, medical history, demographics, allergies and applicable evidence-based clinical guidelines. The CarePrime(R) application brings important information to the provider's fingertips. The CarePrime(R) application features include:

     o Secure messaging for non-urgent requests such as prompting diabetic patients to schedule eye examinations and providing parents with immunization reminders for their children.

     o Group messaging, with message tracking, to all patients or a predefined group of patients on topics such as air quality alerts, or scheduling school physical examinations.

     o Custom and automated, based on established rules, patient notifications such as exam reminders.

     o Communication with patients when they update their Personal Health Record MyFamilyMD(TM), and forward the information to their providers via a secure Internet portal, to be received through CarePrime(R) application.

     o Easy differentiation between customer or patient and provider or professional entered data.

     o Completion and submission of health forms and immunization records electronically via the MyFamilyMD(TM) application to the CarePrime(R) application, which are then physician-verified and become the core of an electronic medical record.

     o Quick provider access to reports on vaccine recalls, dosing schedules for vaccines, and patient adverse reactions.

     o    Patient compliance monitoring by providers in an easy-to-use format.

         Care Management

         We believe that we offer the industry's most comprehensive health management and disease management solution. We assist clients in managing the healthcare of their populations by outsourcing clinical and administrative services as part of a strategic partnership. Through long-term partnerships with our clients, we align our assets and core competencies to develop targeted solutions to meet the needs of the populations our clients serve. Our disease management solutions currently address congestive heart failure (CHF), coronary artery disease (CAD), asthma, diabetes, lower back pain and chronic obstructive pulmonary disease (COPD). We also develop programs using evidenced-based guidelines based on our clients' requests.

         Health-e-Life(TM) Program. Our Health-e-Life(TM) Program provides interactive tools for healthcare providers and their well patients which are intended to reduce the possibility of acute or chronic conditions. The components of the program are delivered through I-trax's Health-e-Coordinator(TM) care coordination tool, our web portals CarePrime(R) and MyFamilyMD(TM) and our communications center staffed by skilled nurses and other health professionals 24 hours per day, 7 days per week. Features and benefits of I-trax's Health-e-Life(TM) Program include:

     o    Proven success demonstrated with clinical and financial outcomes.

     o Protocols designed and reviewed by physicians and experts in disease management.

     o Integration of industry-leading technology, proven clinical protocols, and clients' business practices to drive custom results.

     o Utilization of care processes with focus on self-care, advocacy, and education and change management tailored to each enrolled member.

     o Utilization of clinical expertise and technology to integrate individual member needs including co-morbidities and cultural factors without increasing program costs.

     o Stratification of populations using clinically validated statistical analysis.

     o Life assessment and coaching regarding stress, self-advocacy, lifestyle changes and self-assessment.

     o Educations about risk prevention, healthy lifestyles, diet and exercise, and other self care activities.

     o    Risk assessments for leading causes of morbidity and mortality.

     o MyFamilyMD(TM) interactive health platform for members with web access, including health record management and messaging.

     o    Personalized daily content about health concerns and conditions.

     o    Status reporting to physicians about changes in members' health.

     o    Home monitoring and home visits as needed.

     o Flexible program implementation, including complete outsourcing to I-trax, or licensing of I-trax's technology with in-house management, with expert consulting available.

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

Competition

         Numerous companies are operating in the disease management segment of the larger healthcare industry. Many of these companies are larger than we are and have greater resources, including access to capital. We believe, however, that our total population health management solutions are unique. We also believe that our software applications and our broad based expertise in designing and deploying scalable, military grade software applications allow us to compete effectively against these larger competitors. We consider the following types of companies to compete with us in providing a similar product:

     o Disease management and care enhancement companies, such as American Healthways, Lifemasters, Matria, Allere and McKesson.

     o Established providers of existing, healthcare information technology. These firms have competencies in hospital information systems but also offer general electronic medical records, practice management systems, clinical data repositories, hospital information systems, accounting systems. E.g. Cerner Corporation, Siemens, McKesson, GE Medical Systems, Philips, IDX, Epic and Landacorp.

     o Health-related, online services or web sites targeted at consumers, such as careenhance.com, drweil.com, healthcentral.com, healthgate.com, intelihealth.com, mayoclinic.com, thriveonline.com, webmd.com and wellmed.

     o Hospitals, HMOs, pharmaceutical companies, managed care organizations, insurance companies, other healthcare providers and payors that offer disease management solutions.

         One or more of these companies could choose to expand their markets so as to compete more directly with us. Most of them are better capitalized than we are, and therefore such an entry into our niche would add to the competitive pressures of our business. Nonetheless, we believe we enjoy two primary competitive advantages. First, we have a standing strategic relationship with one early adopter of our technology, Walter Reed Army Medical Center, which has used our custom applications since 1995. Second, we have a time advantage in software and database development over any new direct competitor.

Intellectual Property

         Our proprietary software applications are protected by United States copyright laws. We have registered the use of certain of our trade names and service names in the United States. We also have the rights to a number of Internet domain names, including I-trax.com and .net, MyFamilyMD.com and .net, eImmune.com and .net, CarePrime.com and .net and healthecoordinator.com. In addition, we continue to explore potential availability of patent protection for our business processes and innovations.

Research and Development

         We conduct research and development on three levels on a continuing basis. First, we continually study the business process in the medical community. A pivotal part of the success of our services is understanding the exact needs of our customers, and applying that knowledge to the graphic user interface, thus allowing our systems to integrate into the user's workflow without disruption. I-trax was founded on this principle. We are constantly studying the changing work environment and clinical landscape of our customers and the industry as a whole. New disease modules, such as a diabetes-tracking module, are under development and modifications and additional functionality will continue to be added to currently available services.

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

         Third, further technology platform research, development and engineering are conducted on a continual basis. New technologies, such as Internet applications and the commercial software that support it, lack certain capabilities and functionalities required to allow the medical and healthcare industry to migrate to a total eHealth strategy. We believe we are in the process of creating software components to solve these problems and are constantly educating ourselves on available and emerging technologies that will help support and enhance our services.

         We have spent approximately $1.3 million on research and development activities over the past two fiscal years, the majority of which was attributable to the completion of MedWizards(R) health assessment tools, and Health-e-Coordinator(TM) and CarePrime(R) applications. We expect to continue to spend funds on adding functionality to the MyFamilyMD(TM) application by adding MedWizard(R) tools, on CarePrime(R), which interacts with the MyFamilyMD(TM) application and its MedWizards(R) tools, and on Health-e-Coordinator(TM) software by adding additional disease capabilities.

Employees

         We believe our success depends to a significant extent on its ability to attract, motivate and retain highly skilled, vision-oriented management and employees. To this end, we focus on incentive programs for our employees and endeavor to create a corporate culture that is challenging, rewarding and fun. As of March 24, 2003, we had 56 full-time and 20 part-time employees.

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

      We Have a History of Operating Losses and Anticipate Continued Operating Losses Through the Third Quarter of 2003

         We have used substantial cash to fund our operating losses, and we have never earned a profit. Through December 31, 2002, we have used approximately $12.8 million of cash to fund our operating activities. Moreover, we expect to use additional cash to fund our operating losses through the third quarter of 2003. Our ability to achieve profitability will depend, in part, on:

     o    the commercial success of our service and software applications;

     o successful deployment and retention of our services and software applications by our customers; and

     o    our sales and marketing activities.

         The success of our business model depends on attracting customers, such as public health agencies, hospitals, health plans, self-insured employers, and colleges and universities, to our population health management solutions.
Although we believe that this business model will be successful, we cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future.

         We Will Require Additional Capital To Improve Our Products and Services

         At present, we have projected sufficient funding to cover our operating expenses and therefore to mitigate questions about our ability to continue as a going concern. Additional funds, however, will be required to complete our planned product development efforts and to expand our sales and marketing activities. We will have to obtain such funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. We do not have any committed sources of additional financing, and we cannot provide assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may have to delay, scale-back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others. And this will cause us to loose what we believe is a current competitive advantage in the technology-enabled population health management field. Therefore, if we are unable to obtain adequate funds, our business, financial condition and results of operations may be adversely affected.

      The Segment of the Healthcare Industry in Which We Operate Is Relatively New and Our Sales Cycle Is Long and Complex

         The disease and population health management business, although growing rapidly, is a relatively new segment of the overall healthcare industry and has many entrants. Many companies use the generic label of "disease management" to characterize activities ranging from the sale of medical supplies and drugs to services aimed at managing demand for healthcare services. Because this segment of the industry is relatively new, potential purchasers take a long time to evaluate and purchase such services, lengthening our sales cycle. Further, the sales and implementation process for our services and software applications is lengthy, involves a significant technical evaluation and requires our customers to commit a great deal of time and money. Finally, the sale and implementation of our solutions are subject to delays due to our customers' internal budgets and procedures for approving large capital expenditures and deploying new services and software applications within their organizations. The sales cycle for our solutions, therefore, is unpredictable and has generally ranged from 3 to 24 months from initial contact to contract signing. The time it takes to implement our solutions is also difficult to predict and has lasted as long as 18 months from contract execution to the commencement of live operation. During the sales cycle and the implementation period, we may expend substantial time, effort and money preparing contract proposals, negotiating the contract and implementing the solution without receiving any related revenue.

      Our Limited Operating Experience May Cause Us to Misjudge the Segment of the Healthcare Industry in Which We Are Operating

         We have only recently begun to design, build and offer disease management and comprehensive health management solutions. Our enterprise software applications have been operational for less than four years, our web-based solutions have been operational for less than two years and our disease management and comprehensive health management solutions have been operational for only one year. Accordingly, we have a limited operating history in our business. Furthermore, we are also facing other risks and challenges, including a lack of meaningful historical financial data upon which to plan future budgets, increasing competition, the need to develop strategic relationships, and other risks described below. We cannot guarantee that we will be able successfully to implement our business model. An investor in our common stock must consider the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. As a result of the absence of meaningful history and experience in our business, we may easily misjudge the nature or size of our perceived markets, or the amount of work or capital necessary to complete our pending products or to implement our business plan.

      We May Be Unable to Implement Our Business Strategy to Deploy Our Products Effectively and Attract Customers

         Although we believe that there is significant demand for our services and products in the overall healthcare market, there are many reasons why we may be unable to execute our business strategy, including our possible inability to:

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

         The Healthcare Industry Is Subject to Cost Pressures

         The healthcare industry is currently under pressure by governmental and private-sector revenue sources to cut spiraling costs. These pressures will continue and possibly intensify. Although we believe that our services and software applications assist public health agencies, hospitals, health plans and self-insured employers to control the high costs associated with the treatment of chronic diseases, the pressures to reduce costs immediately may hinder our ability (or the length of time we require) to obtain new contracts. In addition, the focus on cost reduction may pressure our customers to restructure contracts and reduce our fees.

         Government Regulation Could Adversely Affect Our Business

         Many of our existing and potential clients are subject to considerable state and federal government regulations. Many of these regulations are vaguely written and subject to differing interpretations that may, in certain cases, result in unintended consequences that may affect our ability to effectively deliver our services. Regulatory and legislative efforts currently focus on the confidentiality of patient identifiable medical information, as evidenced by such legislation as the Health Insurance Portability and Accountability Act of 1996 (or "HIPAA"). While we believe that our ability to obtain patient identifiable medical information for disease management purposes from certain of our clients is protected in recently released federal regulations governing medical record confidentiality, state legislation or regulations will preempt federal legislation if it is more restrictive. Accordingly, new federal or state legislation or regulations restricting the availability of this information to us or leaving uncertain whether disease management is an allowable use of patient identifiable medical information would have a material negative effect on us.

         Although we are not directly subject to many of the regulations governing healthcare delivery, our clients, such as public health agencies, hospitals, health plans, and self-insured employers, must comply with regulations including the licensing and reimbursement requirements of federal, state and local agencies. Further, certain of our professional healthcare employees, such as doctors and nurses, are subject to individual licensing requirements. All of our healthcare professionals who are subject to licensing requirements are licensed in the state in which they are physically present. Multiple state licensing requirements for healthcare professionals who provide services telephonically over state lines may require us to license some of our healthcare professionals in more than one state. We continually monitor the developments in telemedicine. There is no assurance, however, that new judicial decisions or federal or state legislation or regulations would not increase the requirement for multi-state licensing of all central operating unit call center health professionals, which would significantly increase our administrative costs.

         We are indirectly affected by changes in the laws governing health plan, hospital and public health agency reimbursement under governmental programs such as Medicare and Medicaid. There are periodic legislative and regulatory initiatives to reduce the funding of the Medicare and Medicaid programs in an effort to curtail or reduce overall federal healthcare spending. Federal legislation has and may continue to significantly reduce Medicare and Medicaid reimbursements to most hospitals. These reimbursement changes are negatively affecting hospital revenues and operations. There can be no assurance that such legislative initiatives or government regulations would not adversely affect our operations or reduce demand for our services.

         Various federal and state laws regulate the relationship among providers of healthcare services, other healthcare businesses and physicians. The "fraud and abuse" provisions of the Social Security Act provide civil and criminal penalties and potential exclusion from the Medicare and Medicaid programs for persons or businesses who offer, pay, solicit or receive remuneration in order to induce referrals of patients covered by federal healthcare programs (which include Medicare, Medicaid, TriCare and other federally funded health programs). Although we believe that our business arrangements with our clients are in compliance with these statutes, these fraud and abuse provisions are broadly written and the full extent of their application is not yet known. We are therefore unable to predict the effect, if any, of broad enforcement interpretation of these fraud and abuse provisions.

      Our Dependence on the Internet and Internet-Related Technologies Subjects Us to Frequent Change and Risks

         Our web-based software applications that form the backbone of our disease management and comprehensive health management solutions depend on the continuous, reliable and secure operation of Internet servers and related hardware and software. In the past, several large Internet commerce companies have suffered highly publicized system failures, which depressed their stock prices, caused significant negative publicity and sometimes led to litigation. It is possible that we may also suffer service outages from time to time. To the extent that our service is interrupted, our users will be inconvenienced and our reputation may be diminished. If access to our system becomes unavailable at a critical time, users could allege we are liable, which could depress our stock price, cause significant negative publicity and possibly lead to litigation. Although our computer and communications hardware is protected by physical and software safeguards, it is still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. We will not have 100% redundancy for all of our computer and telecommunications facilities. A catastrophic event could have a significant negative effect on our business, results of operations, and financial condition.

         We also depend on third parties to provide certain of our clients with Internet and online services necessary for access to our servers. It is possible that our clients will experience difficulties with Internet and other online services due to system failures, including failures unrelated to our systems. Any sustained disruption in Internet access provided by third parties could have a material adverse effect on our business, results of operations and financial condition.

         Finally, we retain confidential healthcare information on our servers. It is, therefore, critical that our facilities and infrastructure remain secure and are perceived by clients to be secure. Although we operate our software applications from a secure facility managed by a reputable third party, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors or similar disruptive problems. A material security breach could damage our reputation or result in liability to us.

      We May Be Sued by Our Users if We Provide Inaccurate Health Information on Our Web Site or Inadvertently Disclose Confidential Health Information to Unauthorized Users

         Because users of our web site will access health content and services relating to a medical condition they may have or may distribute our content to others, third parties may sue us for defamation, negligence, copyright or trademark infringement, personal injury or other matters. We could also become liable if confidential information is disclosed inappropriately. These types of claims have been brought, sometimes successfully, against online services in the past. Others could also sue us for the content and services that will be accessible from our web site through links to other web sites or through content and materials that may be posted by our users in chat rooms or bulletin boards. Any such liability will have a material adverse effect on our reputation and our business, results of operations or financial position.

      Our Business Will Be Adversely Affected If We Lose a Key Employee or Fail to Recruit and Retain Other Skilled Employees

      Our Chairman and Chief Executive Officer, Frank A. Martin, is an integral part of our business and our future success greatly depends upon his retention. Our failure to retain Mr. Martin could significantly reduce our ability to compete and succeed in the future.

         Our future success also depends on our ability to attract, retain and motivate highly skilled employees. As we secure new contracts and implement our services and products, we will need to hire additional personnel in all operational areas. We may be unable to attract, assimilate or retain such highly qualified personnel. We have in the past experienced, and we expect to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected.

      We May Be Unable to Compete Successfully Against Companies Offering Similar Products

         Many healthcare companies are offering disease management services and healthcare focused software solutions. Further, a vast number of Internet sites offer healthcare content, products and services. In addition, traditional healthcare providers compete for consumers' attention both through traditional means as well as through new Internet initiatives. Although we believe our technology-enabled service solutions are unique and better than our competitors', we compete for customers with numerous other businesses.

         Many of these potential competitors are likely to enjoy substantial competitive advantages compared to us, including:

     o    greater name recognition and larger marketing budgets and resources;

     o    larger customer and user bases;

     o    larger production and technical staffs;

     o    substantially greater financial, technical and other resources; and

     o    a wider array of online products and services.

      To be competitive, we must continue to enhance our products and services, as well as our sales and marketing channels and our financial condition.

         We May Be Exposed to Liability Claims

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

         I-trax Health Management Solutions, Inc., our operating subsidiary, had engaged in the physician practice management business. While we are no longer engaged in that business, Health Management may be subject to unknown liabilities arising from such prior business operations, which may have a material adverse effect on our business, operations, financial condition, or prospects.

         Member-Link Systems, Inc., a company we acquired in 1999 by way of a merger with Health Management, was engaged in the business of marketing, selling and installing eImmune(R) and AsthmaWatch(R) applications. Since beginning its operations in 1996 until March 15, 2000, Member-Link and Health Management did so without obtaining product or professional liability insurance. Accordingly, if any customer of Member-Link or Health Management should in the future claim that the software applications Member-Link and Health Management sold prior to obtaining insurance on March 15, 2000 were defective, we would not have the protection of insurance in satisfying or defending against such claims. At this time we are not aware of any such claims. Any such claims, however, could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

      If Our Intellectual Property Rights Are Undermined by Third Parties, Our Business Will Suffer

         Our intellectual property is important to our business. We rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property. Our efforts to protect our intellectual property may not be adequate. Our competitors may independently develop similar technology or duplicate our products or services. Unauthorized parties may infringe upon or misappropriate our products, services or proprietary information. In addition, the laws of some foreign countries do not protect proprietary rights as well as the laws of the United States do, and the global nature of the Internet makes it difficult to control the ultimate destination of our products and services. In the future, litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation would probably be time-consuming and costly. We could be subject to intellectual property infringement claims as the number of our competitors grows and the content and functionality of software applications and services overlap with competitive offerings. Defending against these claims, even if not meritorious, could be expensive and divert our attention from operating our company. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial damage award and forced to develop noninfringing technology, obtain a license or cease selling the applications that contain the infringing technology. We may be unable to develop noninfringing technology or obtain a license on commercially reasonable terms, or at all. We also intend to rely on a variety of technologies that we will license from third parties, including any database and Internet server software, which will be used to operate our applications. These third-party licenses may not be available to us on commercially reasonable terms. The loss of or inability to obtain and maintain any of these licenses could delay the introduction of enhancements to our software applications, interactive tools and other features until equivalent technology could be licensed or developed. Any such delays could materially adversely affect our business, results of operations and financial condition.

      Provisions of Our Certificate of Incorporation Could Impede a Takeover of Our Company Even Though a Takeover May Benefit Our Stockholders

         Our Board of Directors has the authority, without further action by the stockholders, to issue from time to time, up to 2,000,000 shares of preferred stock in one or more classes or series, and to fix the rights and preferences of such preferred stock. We are subject to provisions of Delaware corporate law which, subject to certain exceptions, will prohibit us from engaging in any "business combination" with a person who, together with affiliates and associates, owns 15% or more of our common stock (referred to as an interested stockholder) for a period of three years following the date that such person became an interested stockholder, unless the business combination is approved in a prescribed manner. Additionally, our bylaws establish an advance notice procedure for stockholder proposals and for nominating candidates for election as directors. These provisions of Delaware law and of our certificate of incorporation and bylaws may have the effect of delaying, deterring or preventing a change in our control, may discourage bids for our common stock at a premium over market price and may adversely affect the market price, and the voting and other rights of the holders of our common stock.

      Our Officers and Directors Have Effective Control of the Company and Other Stockholders May Have Little or No Voice in Corporate Management

         Our Chairman, the venture capital firm with which our Chairman is affiliated, three other members of our management team and two directors beneficially own, in the aggregate, approximately 30% of the outstanding shares of our common stock. As a result, these stockholders, acting together, effectively control the election of directors and matters requiring approval by our stockholders. Thus, they may be able to prevent corporate transactions such as future mergers that might be favorable from our standpoint or the standpoint of the other stockholders.

      The Loss of Any of Our Very Limited Number of Customers Will Have a Material Adverse Effect on Our Business

         Historically, a very limited number of customers has accounted for a significant percentage of our revenues. In 2001, our largest customer, Walter Reed Army Medical Center, accounted for 84% of our revenues. In 2002, our largest customers, UICI and Aetna Health Management, Inc. accounted for 42% and 30% of our revenues, respectively. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon a small number of customers. Accordingly, if we were to lose the business of even a single customer, our results of operations would be materially and adversely affected.

      Shares Eligible for Future Sale Upon the Conversion of the Debenture and Upon the Exercise of Issued Options And Warrants may cause significant dilution

         Palladin Opportunity Fund, LLC purchased from us a debenture with the principal amount of $2,000,000. The debenture is convertible into such number of shares of our common stock as determined by dividing the principal amount thereof by the then current conversion price. If converted on March 21, 2003, the debenture would convert into approximately 661,000 shares of our common stock. But this number of shares could prove to be significantly greater when the conversion price of the debentures is "reset" in August 4, 2003, the date that is 18 months after the issue date. Our stockholders, therefore, could experience substantial dilution of their investment upon conversion of the debenture. The shares of common stock issuable upon the conversion of the debentures are registered under the Securities Act of 1933, as amended, and may be sold by Palladin, subject to certain limitations, at any time.

         As of December 31, 2002, approximately 3,843,755 shares of our common stock were reserved for issuance upon exercise of our outstanding warrants and options and an additional 1,061,538 shares of our common stock were reserved for issuance upon conversion of the debenture and exercise of the warrants issued in connection with the debenture.

      If We Cannot Repay the Debenture We Sold to Palladin, We Will Be In Default on a Material Obligation, Which Will Cause Us to Suffer a Material Adverse Event

         We owe Palladin $2,000,000 under a 6% convertible senior debenture. If Palladin does not convert this sum into our common stock, this sum, together with interest, must be repaid on February 3, 2004. If we do not have sufficient funds to repay this sum on debenture's due date, we will be in default on a material obligation and as a result our operations may be materially and adversely effected.

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

ITEM 2.  DESCRIPTION OF PROPERTIES

         Our executive, administrative and sales offices are located in Philadelphia, Pennsylvania, where we lease approximately 4,659 square feet of office space pursuant to a lease expiring in June 2005 at a current base annual rate of $128,123. The property is in good condition.

         Our technology development offices are located in Reston, Virginia, where we lease approximately 1,381 square feet of office space pursuant to a lease expiring in August 2003 at a current base annual rate of $42,673. The property is in good condition.

         Our Customer Contact Center is located in Omaha, Nebraska, where we lease approximately 6,212 square feet of office space pursuant to a lease expiring in May 2007, at a current base annual rate of $55,908. The property is in good condition.

         We do not invest in real estate or interest in real estate, in real estate mortgages or in securities or of or interests in persons primarily engaged in real estate activities.

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

         By Opinion-Letter/Order dated August 22, 2001, the New Jersey Superior Court, Civil Division, ruled in favor of I-trax by barring Plaintiff from reactivating the civil action by the bankruptcy stipulation. By order date March 10, 2003, the New Jersey Superior Court, Appellate Division likewise ruled in favor of I-trax by affirmed the lower court decision. At this time, this matter has been finally resolved in favor of I-trax because Plaintiff has exhausted all rights to appeal.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market For Our Common Stock

         Our common stock trades on the American Stock Exchange under the symbol "DMX." Prior to January 15, 2003, our common stock was quoted on OTC Bulletin Board under the symbol "IMTX" and "ITRX." The following table sets forth the high and low closing prices for our common stock for the periods indicated. All closing prices have been adjusted to reflect a 1-for-5 reverse stock split effected as of close of business on January 3, 2003.

                                                 High           Low
                                                 ----           ---
2003
   First Quarter (through March 21, 2003)       $ 5.000       $ 1.370

2002
   Fourth Quarter                                 4.300         2.500
   Third Quarter                                  5.100         2.750
   Second Quarter                                 6.625         4.150
   First Quarter                                  7.650         5.100

2001
   Fourth Quarter                               $ 8.350       $ 1.800
   Third Quarter                                  3.850         1.800
   Second Quarter                                 5.155         2.900
   First Quarter                                 15.000         3.440

         We obtained the information presented above from Nasdaq.com.

         As of January 10, 2003, there were approximately 843 registered and "street name" holders of our common stock. On March 21, 2003, the last reported sales price of our common stock was $1.80.

Dividend Policy

         We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

         The following table represents information about all equity compensation plans under which equity securities of I-trax are authorized for issuance as of December 31, 2002. All share and exercise price information presented below reflects a 1-for-5 reverse stock split effected as of close of business on January 3, 2003.



                                                                                               Number of shares of
                                                                                             common stock available
                                         Number of shares of                                   for issuance under
                                        common stock issuable        Weighted average          equity compensation
                                         upon the exercise of        exercise price of       plans (excluding shares
                                         outstanding options,      outstanding options,          of common stock
            Plan Category              warrants and rights (a)    warrants and rights (b)   reflected in column (a))
-------------------------------------- ------------------------- -------------------------- --------------------------
Equity compensation plans approved             1,271,802                     $ 5.04                    528,198
by security holders (1)
Equity compensation plans not
approved by security holders (2)               2,571,953                     $ 3.55                          0
                                               ---------                    ---------                  ---------

Totals:                                        3,843,755                     $ 4.04                    528,198
--------------------------------------         =========                    =========                  =========



(1) Includes I-trax's 2000 and 2001 Equity Compensation Plans. The number of shares authorized for issuance under I-trax's 2001 Equity Compensation Plan increases automatically on the first day of each year beginning with the year 2002 by 200,000 shares. Accordingly, as of January 1, 2003, 1,400,000 shares were authorized for issuance under the 2001 Plan.

(2) Includes options to acquire an aggregate of 439,000 shares granted outside of I-trax's 2000 and 2001 Equity Compensation Plans and warrants to acquire an aggregate of 2,132,953 shares. Options granted outside of I-trax's 2000 and 2001 Equity Compensation Plans have terms similar to options granted pursuant to such plans including, exercise prices established with reference to our common stock's market price, vesting terms and exercise terms. Warrants are granted as necessary to secure financings and have terms of five or seven years. Please see Notes 19 and 20 to our financial statements appearing below for further discussion.

Recent Sales of Unregistered Securities

         In October 2001, we initiated a private placement of up to 1,200,000 shares of our common stock to accredited investors at $2.50 per share, seeking to raise approximately $2,500,000 in cash and to convert into our common stock approximately $500,000 accrued by us on account of services rendered to us by certain consultants and vendors. As of December 31, 2001, we sold 780,200 shares, yielding proceeds of $1,950,500, issued 156,995 shares in exchange for previously rendered services and issued 133,800 shares in exchange for surrender of debt held by our Chief Executive Officer and Chief Operating Officer. During the month of January 2002, we sold an additional 22,000 shares under this private placement, yielding additional proceeds of $55,000. We closed the private placement on January 31, 2002. The funds raised in this private placement, with the exception of a portion of the proceeds used to cover expenses related to the offering, have been used to fund our operations. In issuing shares in this private placement, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder. We filed with the Securities and Exchange Commission a Form D in connection with the issuance of our shares in this private placement.

         Effective January 4, 2002, four institutional investors and one I-trax officer exercised warrants using a "cashless" feature of the warrants, and upon this exercise the institutional investors received 340,316 shares of our common stock and the employee received 10,580 shares of our common stock. These shares were valued at $7.48 for purposes of the warrants' "cashless" feature. In undertaking this offering, we relied on an exemption from registration under
Section 4(2) of the Securities Act.

         We acquired WellComm effective as of February 6, 2002 in a two-step merger transaction pursuant to a Merger Agreement dated as of January 28, 2002, as amended. To acquire WellComm, we issued a total of 1,488,000 shares of our common stock to seven WellComm stockholders. We recorded an accounting expense of

$6.55 per share in connection with this issuance. In undertaking this offering, we relied on an exemption from registration under Section 4(2) of the Securities Act.

         Effective February 4, 2002, we sold a 6% senior convertible debenture, initially convertible into 400,000 shares of our common stock at a conversion price of $5.00 per share. Effective February 4, 2003, the conversion price under the debenture was reset to $3.03 and it is therefore convertible into 660,939 shares of our common stock. With the 6% senior convertible debenture, we also sold a warrant to acquire 307,692 shares of our common stock, at an exercise price of $5.50 per share. The purchaser was an institutional investor. In undertaking this offering, we relied on an exemption from registration under
Section 4(2) of the Securities Act.

         As of June 30, 2002, we sold 505,500 shares of our common stock at $3.75 per share pursuant to a private placement initiated on February 7, 2002. All participants were accredited investors. In undertaking this offering, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder. We filed a Form D with the Securities and Exchange Commission in connection with the issuance of our common stock in this transaction.

         Effective as of March 20, 2002, we issued 15,000 shares of our common stock to two companies as consideration for investor relations services. We recorded an accounting expense of $5.50 per share in connection with this issuance. The companies are accredited investor. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder.

         Effective as of March 20, 2002, we issued 6,200 shares of our common stock and a warrant to acquire 40,000 shares of our common stock to an investment banker as consideration for services rendered in connection with the WellComm financing. For purposes of this issuance, each issued share of common stock was valued at $6.55 per share. The exercise price under the warrant is $5.00 per share. The investment baker is an accredited investor. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder.

         Effective as of March 20, 2002, we issued 16,000 shares of our common stock to an employee as consideration for services rendered in connection with the WellComm acquisition. For purposes of this issuance, we valued each issued share of our common stock at $6.55 per share. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act.

         Effective as of October 1, 2002, a former I-trax employee exercised options to acquire 2,727 shares of our common stock by surrendering to the exercise price of $2.75 per share. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder.

         Effective as of October 15, 2002, one I-trax officer exercised a warrant to acquire 2,000 shares of our common stock by paying the exercise price of $.75 per share. In undertaking this offering, we relied on an exemption from registration under Section 4(2) of the Securities Act.

         Effective as of October 15, 2002, we issued 5,128 shares of our common stock to a consultant in exchange for previously rendered personnel recruiting services. For purposes of this issuance, we valued each issued share of our common stock at $3.25 per share. The consultant is an accredited investor. In undertaking this issuance, we relied on an exemption from registration under
Section 4(2) of the Securities Act and Regulation D thereunder.

         Effective as of October 15, 2002, we issued 13,333 shares of our common stock to a consultant in exchange for previously rendered investor relations services. For purposes of this issuance, we valued each issued share of our common stock at $3.25 per share. The consultant is an accredited investor. In undertaking this issuance, we relied on an exemption from registration under
Section 4(2) of the Securities Act and Regulation D thereunder.

         Effective October 31, 2002, we issued a customer a warrant to acquire 400,000 shares of our common stock at $5.50 per share in connection with a joint marketing agreement. The customer is an accredited investor. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder.

         Effective as of November 4, 2002, we issued 3,579 shares of our common stock to a consultant as consideration for investor relations services. We recorded an accounting expense of $4.40 per share in connection with 1,704 of such shares and $4.00 per share in connection with 1,875 of such shares. The consultant is an accredited investor. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder.

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

Our Business

         I-trax has historically developed enterprise and client server applications for collecting disease specific data at the point-of-care for several large hospitals and medical centers. In 2001, we expanded our product lines by developing additional software applications, adding services, and completing several strategic acquisitions.

         I-trax now provides focused disease management and comprehensive health management solutions designed to improve the health of the populations we serve while reducing the cost of medical care. Our solutions are designed to meet the needs of insurers, employers and consumers seeking to reduce costs and improve the quality of care by enabling healthcare organizations to evolve from fragmented care management practices into a cohesive and efficient system of healthcare management. Our solutions are fully integrated, use a single-data platform that allows all caregivers to share records and enable our clients to provide true coordination of care.

Our Services

      Our services are divided into three portfolios: Prediction, Prevention and Care Management. The specific services in each portfolio are:

         Prediction

         First, we license third party software to analyze our clients' historical information to predict future healthcare costs. By using predictive modeling, we identify our clients' future healthcare costs, the health conditions that will drive those costs and the people within our clients' populations who are at risk for those conditions.

         Prevention

         Second, we use what we believe to be state-of-the-art demand management and nurse triage services to effect our targeted interventions. Our services incorporate nationally recognized, evidence-based clinical guidelines to ensure that all caregivers and consumers are following the best practices. We also link the key stakeholders in this care delivery effort--consumers, physicians and care managers--through secure, web-based solutions. These solutions facilitate real-time sharing of information and support the adherence to our population and disease management programs. Our prevention products and services include:

     o MyNurseLine(TM)--24 hours per day, 7 days per week demand management and nurse triage service staffed by skilled nurses;

     o DoctorsLine(TM)--an after-hours custom triage and administrative outsourcing service;

     o Health-e-Community(TM)--a specialized enrollment, marketing and fulfillment service;

     o eImmune(R)--a clinical immunization and related adverse events tracking system;

     o Medicive(R) Medical Enterprise Data System--a proprietary software architecture developed to collect, store, retrieve and analyze a broad range of information used in the healthcare industry, which serves as the foundation for our Care Coordination Platform offerings;

     o    Health-e-Coordinator(TM)--a web-based care management application;

     o    MyFamilyMD(TM)--a consumer health management portal; and

     o CarePrime(R)--a clinical care application for physicians and clinicians.

         Care Services

         Finally, we offer what we believe to be the industry's most comprehensive health management and disease management solutions. Our disease management solutions currently address congestive heart failure (CHF), coronary artery disease (CAD), asthma, diabetes, lower back pain and chronic obstructive pulmonary disease (COPD). We also develop programs using evidenced-based guidelines based on our clients' requests. Health-e-Life Program(TM) is our comprehensive end-to-end solution for care management.

Listing on the American Stock Exchange

         Effective January 3, 2003 we completed a 1-for-5 reverse stock split. Our Board of Directors and stockholders authorized the reverse stock split in connection with the then pending application to list our common stock on the American Stock Exchange. We began trading on the American Stock Exchange on January 15, 2003 under the symbol "DMX."

Significant Transactions

         On September 30, 2002, we entered into a license and maintenance agreement with UICI, a company listed on the New York Stock Exchange. Pursuant to the agreement, we granted to UICI an exclusive license to certain I-trax software, including MyFamilyMD(TM) and CarePrime(R), in the student market and a non-exclusive license to such software for use by UICI for its other businesses. We also agreed to maintain the licensed software. The agreement is valued at approximately $2,800,000.

         The license agreement resulted from a relationship between I-trax and UICI's wholly owned subsidiary, Student Resources, based in St. Petersburg, Florida. Student Resources and I-trax entered the student health market in second quarter of 2002 by piloting at five colleges and universities, covering a total of approximately 77,000 students, a web-based service, utilizing MyFamilyMD(TM) and CarePrime(R) applications. The service connects students to their college or university health centers, providing them online access to secure and confidential electronic appointment requests, lab results, prescription refill requests and explanation of benefits. The solution enables students to build their personal health record, utilize private and secure messaging and receive targeted health education content, and complete required school health forms online.

         On October 31, 2002, UICI and I-trax entered into a Joint Marketing Agreement. Under this agreement, each party will, using its reasonable discretion, market to its clients the other party's products and services. In connection with the agreement, I-trax issues UICI a seven year warrant to acquire up to 400,000 shares of common stock at $5.50 per share.

         Effective February 6, 2002, I-trax acquired WellComm in a two-step reorganization pursuant to a Merger Agreement dated January 28, 2002 by and among I-trax, WC Acquisition, Inc., an Illinois corporation and a wholly-owned subsidiary of I-trax, WellComm and WellComm's two principals. The initial step of the reorganization transaction involved a merger of WC Acquisition with and into WellComm, in which merger WellComm continued as the surviving corporation. The second step of the reorganization transaction involved a statutory merger of WellComm with and into I-trax, in which merger I-trax continued as the surviving corporation.

         At the closing of the WellComm merger, we delivered to the WellComm stockholders approximately $2,200,000 in cash and 1,488,000 shares of our common stock, and to each of two senior officers of WellComm options to acquire 56,000 shares of our common stock at a nominal exercise price. After the merger, three executive officers of WellComm joined us as senior executives and WellComm's two principal stockholders were elected to our Board of Directors.

         We funded the acquisition of WellComm by selling a 6% convertible senior debenture in the aggregate principal amount of $2,000,000 to Palladin Opportunity Fund LLC pursuant to a Purchase Agreement dated as of February 4, 2002 between Palladin and us. Pursuant to the purchase agreement, we also issued Palladin a warrant to purchase an aggregate of up to 307,692 shares of our common stock at an exercise price of $5.50 per share. The outstanding principal and any interest under the debenture are payable in full on or before February 3, 2004. Further, outstanding principal and any interest may be converted at any time at the election of Palladin into our common stock. The current conversion price under the debenture is $3.03. The current conversion price is subject to "reset" as of August 4, 2003 but only if the closing bid price for our common stock, averaged during a period of 20 consecutive trading days ending on August 3, 2003, is less than the then current conversion price.

Corporate Overview

         I-trax was incorporated in the State of Delaware on September 15, 2000 at the direction of the Board of Directors of I-trax Health Management Solutions, Inc. ("Health Management"), I-trax's then parent company. On February 5, 2001, I-trax became the holding company of Health Management at the closing of a reorganization pursuant to Section 251(g) of Delaware General Corporation Law. The holding company reorganization was described in greater detail in I-trax's registration statement on Form S-4 (Registration Number 333-48862) filed with the Securities and Exchange Commission on October 27, 2000. At the effective time of the reorganization, all of the stockholders of Health Management became the stockholders of I-trax and Health Management became a wholly owned subsidiary of I-trax. Further, all outstanding shares of Health Management were converted into shares of I-trax in a non-taxable transaction. Health Management no longer files reports with the Securities and Exchange Commission. However, I-trax does file reports with the Securities and Exchange Commission, and its common stock is traded on the American Stock Exchange under the symbol "DMX."

         The holding company structure has allowed us greater flexibility in our operations and expansion and diversification plans, including in the acquisition of WellComm Group, Inc. on February 6, 2002 and iSummit Partners, LLC, doing business as "MyFamilyMD," on February 7, 2001.

         I-trax acquired iSummit effective February 7, 2001 in an exchange transaction pursuant to a Contribution and Exchange Agreement dated September 22, 2000, as amended, by and among iSummit, I-trax, Health Management and iSummit's three members. I-trax issued 580,682 shares of common stock to acquire iSummit (reflecting a post closing adjustments to the aggregate number of issued shares effective as of December 31, 2001).

         I-trax now conducts its business through two wholly owned entities, Health Management and WellComm Group, LLC. WellComm Group, LLC was formed following the acquisition of WellComm Group, Inc. to hold its assets.

Our Customers

         As of December 31, 2002, we served approximately 65 customers. Our customers include physician groups, hospitals, health plans, including plans providing Medicaid and Medicare covered services, universities and colleges and agencies and branches of the United States government.

         We continue to focus our marketing efforts on the following markets: health plans and health insurers; self-insured employers; military, government and public health agencies; college and university student health services; and hospital and health systems.

Results of Operations

         In 2001 and 2002, we expended a predominant portion of our resources to build and deliver eImmune(R) and C-Trax(TM) applications to Walter Reed Army Medical Center in accordance with prior contractual obligations. Further, during this period, we changed our focus from developing custom software applications for few clients to combining all of our services and applications to deliver a single solution to the population and disease management market place.

         Year Ended December 31, 2002 Compared to Year Ended December 31, 2001.

         Revenue for 2002 was $3,931,910, an increase of $3,318,840 or 541% from $613,070 for 2001. Total revenue was comprised of two components: (1) prevention and care services revenue of $1,706,602 derived from contracts we assumed effective February 1, 2002 as a result of the WellComm acquisition; and (2) technology license and services revenue of $2,225,308 derived from licensing of eImmune(R), AsthmaWatch(R), Health-e-Coordinator(TM), CarePrime(R) and MyFamilyMD(TM) applications, including a perpetual and exclusive license of CarePrime(R) and MyFamilyMD(TM) that represented revenue of approximately $1,700,000 to UICI for use in the student health market. We expect that in future periods we will generate a significant portion of our revenue from delivery of prevention services, such as MyNurseLine(TM), and care services that we deliver using the Health-e-Program(TM).

         Cost of revenue for 2002 was $1,229,044, an increase of 1134% from $99,584 for 2001. The increase is attributable to the personnel costs required to service our prevention and care services contracts, which we assumed effective February 1, 2002. We expect that in future periods our cost of revenue will increase or decrease in proportion to volume of business. This is because we expect to derive a significant portion of our future revenue from prevention and care services contracts, which require human involvement proportionate to the size of the contract.

         Research and development costs were $410,220 for 2002 as compared to $818,176 for 2001, a decrease of 50%. The decrease was attributable in significant part to a shift of some software development work from a subcontractor to in-house. Despite the decrease, we expect to continue to spend funds on adding functionality to our products including to the MyFamilyMD(TM) application by adding MedWizard(R) tools, on CarePrime(TM) application, which interacts with MyFamilyMD(TM) and its MedWizard(R) tools, and on Health-e-Coordinator(TM) application by adding additional disease capabilities. All product development costs for 2002 were expensed.

         General and administrative expenses (excluding salary and related benefits which are discussed separately below) were virtually unchanged, $1,711,430 in 2001 and $1,721,685 in 2002, even though 2002 general and administrative expenses include approximately of $630,000 of expenses attributable to the operation of WellComm, which we assumed effective February 1, 2002. Our ability to maintain general and administrative expenses constant is attributable to post-WellComm acquisition efficiencies, personnel reductions and stringent budgetary controls implemented in the fourth quarter of 2001. We do not anticipate increasing spending in 2003. We believe that with the addition of WellComm's personnel, we have the resources to handle increased revenue with minimal incremental costs up to a certain level, and then have the ability to ramp-up expenses with additional business.

         Salary and related  benefits  were  $4,233,209  for 2002 as compared to
$6,996,108 for 2001. The 2001 expenses include approximately $3,900,000 attributable to a non-cash charge associated with stock purchase warrants we issued to employees and officers in exchange for surrender of accrued salary under our salary deferment program. Excluding this component, the increase in salary and related benefits from 2001 to 2002 was approximately $1,150,000, of which approximately $700,000 was the result of the WellComm acquisition completed effective February 1, 2002, and the balance of which relates to hiring additional management and sales personnel.

         Acquired in process research and development was $1,642,860 in 2001 and was directly attributable to the acquisition of iSummit on February 7, 2001. An independent third-party valuation company derived this amount after a detailed analysis of all the underlying facts.

         Depreciation and amortization expenses were $2,045,461 in 2002, as compared to $779,014 in 2001. The increase is primarily attributable to the amortization of the value of intangible assets acquired in the WellComm acquisition.

         Marketing and advertising expenses were $773,963 in 2002 as compared to $989,972 in 2001. The decrease of 22% resulted from stringent budgetary constraints.

         Interest expense for 2002 was $1,107,632 increasing by $583,000 or 111% from $524,632 for 2001. For 2002, interest expense includes the amortization and accretion on items related to the $2,000,000 debenture as follows: $434,798 associated with the beneficial conversion feature of the debenture; $408,041 associates with the value of the warrants issued with the debenture; and $147,654 associated with the option liability stemming from the option we granted Palladin to purchase from us an additional debenture. Generally, the beneficial conversion value represents the benefit to the investor that results from purchasing an immediately convertible debenture with a conversion price that is less than fair market value on the date of purchase after first allocating a portion of the proceeds from the debenture to the associated warrants. For 2001, the incurred interest charges were associated with certain promissory notes converted into common stock.

         Amortization of debt issuance and conversion costs was $187,337 and $1,424,688 for 2002 and 2001, respectively. The significant decrease is due solely to the fact that in 2001, we re-priced the exercise price of certain warrants issued in connection with convertible promissory notes. The re-price of the warrants from $10 to $2.50 resulted in a one-time charge of approximately $1,400,000.

         Our net loss was $9,424,973 in 2002 as compared to a net loss of $14,359,432 in 2001, a decrease of 34%. In both periods, we had significant transactional charges. In 2002, we incurred a charge of approximately $434,798 on account of an interest expenses associated with the beneficial conversion value associated with the debenture we issued to Palladin, additional depreciation and amortization of $1,753,144 in connection with intangible assets acquired in the WellComm acquisition and a $1,648,333 impairment charge incurred in connection with those same assets. In 2001, we incurred a one-time charge of $1,642,860 on account of acquired in process research and development in the iSummit acquisition, $1,424,688 for certain securities issuances and conversion costs and $3,915,232 of stock based compensation associated with the conversion of deferred salary in warrants.

Liquidity and Capital Resources

         Working Capital Deficiency

      We ended 2002 with approximately $360,000 in cash on our balance sheet. As of December 31, 2002, we had a working capital deficiency of $2,384,004. Further, during the past two years and as of the date of this report, cash flow deficits from operations averaged approximately $300,000 per month. Through
December 31, 2002 and the date of this report, we have been able to finance these deficits by sales of common stock to unrelated parties and loans from our senior management team and their affiliates, including members of our senior executive management team and a director. Although we expect to continue to run cash flow deficits as of the date of this report, we also continue to make progress towards producing positive cash flow from operations and we expect, although no assurances exist, that we will reach operating cash flow break even in the third quarter of 2003.

         In 2002, we borrowed from certain executives and certain relatives of such executives a total of $700,000. These loans bear interest at a rate of 8% per annum and were used to fund working capital deficiencies. In February 2003, pursuant to a promissory note, the former Chief Executive Officer of WellComm, now a member of our Board of Directors advanced to us $200,000 for working capital. The loan carries interest at 8% per year and matures in February 2004.

         Additionally, during the three months ended March 31, 2003, our Chief Executive and Operating Officers, along with certain stockholders advanced to us, in the form of loans and equity, $540,000 for working capital. Our Chief Executive and Operating Officers have committed to continue to fund us until we generate positive cash flow from operations and raise additional funds in the private placement, which we commenced subsequent to year-end, but at least through January 1, 2004.

         Sources and Uses of Cash

         Despite our negative cash flows from operations, which amounted to $2,871,201 in 2002 and $4,922,266 in 2001, we have been able to secure funds to support our operations. In 2002, we secured funding by selling equity securities and a debenture, which aggregated approximately $4,000,000. Of the $4,000,000, approximately $2,200,000 we used to acquire WellComm and the remainder to fund operations. Additionally, in the third quarter of 2002, we received $2,500,000 from a customer as a deposit on a license and future development work. In 2002, we also received (net of repayments) $510,000 from officers and related parties. In 2001, we used $4,922,266 to fund our operations, of which sum $3,822,968 we raised by selling common stock, $682,809 we received by issuing promissory notes and $700,000, net of repayments, we received from related parties.

         As of December 31, 2002, our current liabilities were $3,640,334 of which $225,000 is due on demand to a relative of a senior executive. In February 2003, $140,000 of the $225,000 was repaid. The remainder of current liabilities of approximately $3,415,000 is made up, primarily, of trade payables of approximately $918,791, accrued expenses of approximately $743,000, $300,000 credit line payable, which was assumed with the acquisition of WellComm and approximately $1,379,922 of deferred revenue. We have good relationships with all of our vendors.

         As of December 31, 2002, the face value of our long-term debt amounted to approximately $3,700,000. This sum is comprised of 6% convertible senior debenture in the aggregate principal amount of $2,000,000 (but carrying value of $842,839) held by Palladin, for which principal and deferred interest is not due until February 3, 2004, $692,809 (but carrying value of $403,137) held by a group of investors led by Psilos Group Partners, L.P., which includes Nantucket Healthcare Ventures I, L.P., a venture fund managed by our Chief Executive Officer, for which principal and interest is not due until March 2006, and approximately $1,000,000 held by executive officer and members of our Board of Directors.

         Related Party Transactions

         In 2002, certain of our officers and a relative of an officer advanced to us funds for working capital. Such advances totaled $700,000, of which, $350,000 are due on demand and $350,000 are due in February 2004. All advances bear interest at a rate of 8% per annum.

Critical Accounting Policies

         Legal Contingencies

         As of December 31, 2002, we were involved in certain litigation. We prevailed in the matter with finality in March 2003. As of December 31, 2002, we had not accrued a loss contingency because the plaintiff's success in this matter was not deemed probable nor could we have reasonably estimated any adverse effect based on the then current facts.

         Impairment of Goodwill and Intangible

         We operate in an industry that is rapidly evolving and extremely competitive. It is reasonably possible that our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis of goodwill and intangible assets could change in the near term and that the effect of such changes on the financial statements could be material. During the quarter ended December 31, 2002, we recorded an impairment charge of $1,648,332 in connection with the WellComm acquisition. The charge was related to the write off of a portion of an intangible asset associated with customer relations.

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

         We recognize service revenue as the services are rendered. We contracts with our customers to provide services based on an established monthly fee, a per-call charge or a combination of both.

         Although as of the date of these financials, we have not entered into any risk-based contracts, we expect that in the very near future it will do so. These types of contracts are generally for terms of three to five years, provide for an automatic renewal and typically provide that a percentage of our fees may be refundable ("performance based") based on achieving a targeted percentage reduction in the customer's healthcare costs.

Material Equity Transactions

         In 2002, we executed equity transactions with related and unrelated parties in connection with the raising funds for working capital along with issuing securities in lieu of compensation for services received. We believe that we have valued all such transaction pursuant to the various accounting rules and that they ultimately represent the economic substance of each transaction.

ITEM 7.  FINANCIAL STATEMENTS



                          I-TRAX, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002
                                       AND
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Item                                                                                                      Page No.

Reports of independent accountants..........................................................................33

Balance sheet at December 31, 2002..........................................................................35

Statements of operations for the years ended December 31, 2002 and 2001.....................................36

Statement of stockholders' equity (deficiency) for the years ended December 31, 2002 and 2001...............37

Statements of cash flows for the years ended December 31, 2002 and 2001.....................................39

Notes to consolidated financial statements..................................................................41


                        Report of Independent Accountants


To the Board of Directors and
  Stockholders of I-trax, Inc.:

         We have audited the accompanying consolidated balance sheet of I-trax, Inc. & Subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2002, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note 6 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.



Goldstein Golub Kessler LLP
New York, New York
March 5, 2003

                        Report of Independent Accountants


To the Board of Directors and
  Stockholders of I-trax, Inc.:

         We have audited the accompanying consolidated balance sheet of I-trax, Inc. & Subsidiaries (the "Company") as of December 31, 2001 (not included herein), and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2001, and the results of its operations and cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements as of December 31, 2001 and for the year then ended were prepared assuming that the Company would continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and incurred losses from operations for the years ended December 31, 2001 and 2000, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. Accordingly, the financial statements as of December 31, 2001 did not include any adjustments that might have resulted from the outcome of those uncertainties.



PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 29, 2002

                          I-TRAX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

                                     ASSETS

Current assets
     Cash                                                              $   360,166
     Deposit on potential acquisition                                      200,000
     Accounts receivable, net                                              597,635
     Prepaid expenses                                                       77,569
     Other current assets                                                   20,960
                                                                  -----------------
         Total current assets                                            1,256,330
                                                                  -----------------


Office equipment, furniture and leasehold improvements, net                412,779
Deferred marketing costs, net                                            1,284,445
Goodwill                                                                 8,424,062
Intangible assets, net                                                   2,748,087
Debt issuance cost, net                                                    249,273
Security deposits                                                           31,564
                                                                  -----------------

       Total assets                                                  $  14,406,540
                                                                  =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Credit line payable                                                   300,000
     Accounts payable                                                      918,791
     Accrued expenses                                                      743,151
     Due to related party                                                  225,000
     Capital lease payable                                                  60,047
     Deferred revenue                                                    1,379,922
     Other current liabilities                                              13,423
                                                                  -----------------
       Total current liabilities                                         3,640,334
                                                                  -----------------

Capital lease obligation, net of current portion                            96,765
Promissory notes and debenture payable, net of discount                  1,245,876
Due to officers and directors                                            1,024,598
                                                                  -----------------

       Total liabilities                                                 6,007,573
                                                                  -----------------


Commitments and contingencies (Note 17)

Stockholders' equity
     Preferred stock - $.001 par value, 2,000,000 shares authorized,
       -0- issued and outstanding
     Common Stock - $.001 par value, 100,000,000 shares authorized,
       9,372,727 shares issued and outstanding                               9,372
     Additional paid in capital                                         39,236,119
     Accumulated deficit                                               (30,846,524)
                                                                  -----------------
       Total stockholders' equity                                        8,398,967
                                                                  -----------------

       Total liabilities and stockholders' equity                    $  14,406,540
                                                                  =================

                 See accompanying notes to financial statements.


                          I-TRAX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                         2002                    2001
                                                                   ------------------       ---------------

Revenue:
     Technology licenses                                                $  2,225,308            $  613,070
     Services                                                              1,706,602                    --
                                                                   ------------------       ---------------
Total revenue                                                              3,931,910               613,070
                                                                   ------------------       ---------------

Cost of revenue:
     Technology licenses                                                      67,788                99,584
     Services                                                              1,161,256                    --
                                                                   ------------------       ---------------
Total cost of revenue                                                      1,229,044                99,584
                                                                   ------------------       ---------------

Gross profit                                                               2,702,866               513,486

Operating expenses:
     General and administrative                                            1,721,685             1,711,430
     Salary and related benefits, including $3,915,232 for 2001
          of stock based compensation                                      4,233,209             6,996,108
     Research and development                                                410,220               818,176
     Acquired in progress research and development                                --             1,642,860
     Depreciation and amortization                                         2,045,461               799,014
     Marketing and publicity                                                 773,963               989,972
     Impairment charge related to intangible assets                        1,648,332                    --
                                                                   ------------------       ---------------
Total operating expenses                                                  10,832,870            12,957,560
                                                                   ------------------       ---------------

Operating loss                                                            (8,130,004)          (12,444,074)
                                                                   ------------------       ---------------

Other income (expenses):
     Amortization of debt issuance and conversion costs                     (187,337)           (1,424,688)
     Interest income                                                              --                33,962
     Interest expense                                                     (1,107,632)             (524,632)
                                                                   ------------------       ---------------
Total other income (expenses)                                             (1,294,969)           (1,915,358)
                                                                   ------------------       ---------------

Net loss                                                               $  (9,424,973)        $ (14,359,432)
                                                                   ==================       ===============

Loss per common share:

Basic and diluted                                                        $     (1.04)           $    (2.71)
                                                                   ==================       ===============

Weighted average number of shares outstanding:                             9,096,958             5,291,403
                                                                   ==================       ===============

                 See accompanying notes to financial statements.

                          I-TRAX, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                                                   Total
                                                                  Additional                       Notes       Stockholders'
                                          Common Stock             Paid-in       Accumulated    Receivable        Equity
                                  -----------------------------
                                     Shares         Amount          Capital        Deficit       Officers      (Deficiency)
                                  -------------- -------------- --------------- -------------- --------------  --------------

Balances at January 1, 2001           3,850,969    $     3,851   $   6,684,441  $  (7,062,119)  $   (999,500)  $  (1,373,327)

Common stock issued in
   connection with acquisition of
   iSummit Partners, LLC                673,600            674       5,253,406             --             --       5,254,080

Fair market value of detachable
   warrants issued in connection
   with amended and restated
   promissory notes                          --             --         459,854             --             --         459,854

Sale of common stock, June 2001
   private placement                    440,000            440       1,099,560             --             --       1,100,000

Grant of non-qualified and
non-plan options to consultants as
consideration for services rendered                         --          29,741             --             --          29,741

Cancellation of note and
   Pledge Agreements                   (100,000)          (100)       (999,900)            --        999,500            (500)

Issuance of common stock and
   warrants in connection with
   conversion of convertible
   promissory notes                     912,063            912       2,550,872             --             --       2,551,784

Issuance of common stock and
   warrants in connection
   with conversion of
   advances from officers               247,465            247       1,248,885             --             --       1,249,132

Sale of common stock, net of
costs,
   October 2001 private placement       842,395            842       2,042,116             --             --       2,042,958

Issuance of common stock and
   warrants as consideration for
services rendered                       120,307            120       1,012,778             --             --       1,012,898

Granting of warrants to employees
as consideration for deferring and
converting accrued salary amounting
to $814,595 into warrants                    --             --       3,915,232             --             --       3,915,232

Cancellation of shares in
connection with purchase price adjustment
   for iSummit Partners, LLC            (92,918)           (93)       (724,671)            --             --        (724,764)

Issuance of common stock in
connection
   with exercise of warrants             94,013             94          70,416                                        70,510

Mark-to-market of options granted
to officers in lieu of canceling
note and pledge agreement                                              350,000                                       350,000

Net loss for the year ended
   December 31, 2001                                        --              --    (14,359,432)            --     (14,359,432)
                                  -------------- -------------- --------------- -------------- --------------  --------------

Balances at December 31, 2001         6,987,894     $    6,987   $  22,992,730   ($21,421,551)    $       --    $  1,578,166
                                  -------------- -------------- --------------- -------------- --------------  --------------

                 See accompanying notes to financial statements.


                          I-TRAX, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001




                                                     Common Stock             Additional                            Total
                                             -----------------------------     Paid-in        Accumulated     Stockholders'
                                                Shares          Amount         Capital          Deficit            Equity
                                             --------------  ------------- ----------------  --------------  ---------------

Balances at December 31, 2001                    6,987,894       $  6,987     $ 22,992,730   $ (21,421,551)    $  1,578,166

Cancellation of unclaimed shares and reverse
   stock split adjustment                          (45,332)           (45)              45              --               --

Issuance of compensatory stock options                  --             --          163,200              --          163,200

Fair market value of detachable warrants
   issued in connection with debenture and
   beneficial conversion value                          --             --        1,838,923              --        1,838,923

Issuance of common stock and granting of
   options in connection with the
   acquisition of WellComm Group, Inc.           1,488,000          1,488       10,478,512              --       10,480,000

Issuance of common stock and warrants as
   consideration for finder fee                     22,200             22          391,386              --          391,408

Sale of common stock, net of $7,150 in costs       540,833            541        1,942,935              --        1,943,476

Issuance of common stock and warrants as
   consideration for services                       23,708             24        1,677,243              --        1,677,267

Issuance of common stock in connection with
   exercise of options and warrants                355,424            355            1,145              --            1,500

Mark-to-market of options granted to
   officers in lieu of canceling note and
   pledge agreement during 2001                         --             --         (250,000)             --         (250,000)

Net loss for the year ended December 31, 2002           --             --               --      (9,424,973)      (9,424,973)
                                             --------------  ------------- ----------------  --------------  ---------------

Balances at December 31, 2002                    9,372,727       $  9,372     $ 39,236,119   $ (30,846,524)     $ 8,398,967
                                             ==============  ============= ================  ==============  ===============



                 See accompanying notes to financial statements.

                          I-TRAX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                   2002                 2001
                                                                             -----------------     ----------------

Operating activities:
     Net loss                                                                   $  (9,424,973)       $ (14,359,432)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Accretion of discount on notes payable charged to interest                   498,751              463,551
expense
         Accretion of beneficial conversion value of debenture                        434,798                   --
         Amortization of option liability                                            (147,655)                  --
         Amortization of debt issuance costs                                          187,337                   --
         Depreciation and amortization                                              2,045,461              799,014
         Impairment charge related to intangible assets                             1,648,332                   --
         Issuance of securities for services                                          230,467            6,576,003
         Write-off of in process research and development acquired
            in iSummit Partners, LLC acquisition                                           --            1,642,860
Changes in operating assets and liabilities, net of acquisitions:
     Decrease (increase) in:
       Accounts receivable                                                           (119,888)             217,145
       Prepaid expenses                                                                54,828              (62,539)
       Other current assets                                                           (19,045)               2,666
     (Decrease) increase in:
       Accounts payable                                                               235,686              192,462
       Accrued expenses                                                               273,608             (167,592)
       Deferred revenue                                                             1,231,092             (226,404)
                                                                             -----------------     ----------------
Net cash used in operating activities                                              (2,871,201)          (4,922,266)
                                                                             -----------------     ----------------

Investing activities:
     Proceeds from repayment of note receivable                                        72,437              312,500
     Deposit on potential acquisition                                                (200,000)                  --
     Cash used to acquire property and equipment                                      (68,040)              (1,990)
     Proceeds from partial release of security deposit                                 38,839               61,486
     Net cash to acquire WellComm Group, Inc.                                      (2,199,136)                  --
                                                                             -----------------     ----------------
Net cash used in investing activities                                              (2,355,900)             371,996
                                                                             -----------------     ----------------

Financing activities:
     Principal payments on capital leases                                             (21,918)             (40,095)
     Proceeds from credit line payable                                                125,000                   --
     Proceeds from issuance of promissory notes                                            --              692,809
     Repayment to related parties                                                    (190,000)            (480,000)
     Proceeds from related parties                                                    700,000            1,180,990
     Proceeds from issuance of convertible promissory notes                                --              270,000
     Proceeds from sale of Common Stock                                             1,944,976            3,822,968
     Proceeds from sale of option                                                     161,078
     Proceeds from issuance of debenture                                            1,838,923                   --
                                                                             -----------------     ----------------

Net cash provided by financing activities                                           4,558,059            5,446,672
                                                                             -----------------     ----------------

Net (decrease) increase in cash                                                      (669,042)             896,402

Cash at beginning of period                                                         1,029,208              132,806
                                                                             -----------------     ----------------

Cash at end of period                                                             $   360,166         $  1,029,208
                                                                             =================     ================
Supplemental disclosure of non-cash flow information:
  Cash paid during the year for:
       Interest                                                                   $    15,163         $      7,468
                                                                             =================     ================

                         (Continues on following page.)

                          I-TRAX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                         (Continues from previous page.)

                                                                                     2002                2001
                                                                                ----------------   -----------------

Schedule of non-cash investing activities:
     Issuance of 673,600 shares of common stock in connection with
       acquisition of iSummit Partners, LLC                                          $        --       $ 5,254,080
                                                                                     =============     ===========

     Issuance of 1,488,000  shares of common stock and granting of 112,000 stock options in connection with acquisition of WellComm Group,
       Inc                                                                           $  10,480,000     $      --
                                                                                     =============     ===========


     Issuance of common stock and warrants for finder fee                            $     391,408     $      --
                                                                                     =============     ===========



Schedule of non-cash financing activities:
     Issuance of common stock in connection with conversion of convertible
       promissory notes and related party advances                                   $        --       $ 2,551,784
                                                                                     =============     ===========

     Issuance of common stock in connection with conversion of advances
       from officers                                                                 $        --       $   275,000
                                                                                     =============     ===========


     Issuance of common stock in connection with conversion of accounts
       payable                                                                       $      16,667     $    76,798
                                                                                     =============     ===========

     Acceptance (cancellation) of promissory notes in connection with sale
       of common stock                                                               $        --       $  (999,500)
                                                                                     =============     ===========

     Acquisition of office equipment in connection with capital lease
       obligation                                                                    $     107,709     $      --
                                                                                     =============     ===========

     Issuance of warrants in connection with marketing agreement                     $   1,360,000     $      --
                                                                                     =============     ===========



                 See accompanying notes to financial statements.


                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 1--ORGANIZATION

I-trax, Inc. (the "Company") provides focused disease management and comprehensive health management solutions designed to improve the health of the populations it serves while reducing the cost of medical care. The Company was incorporated in the State of Delaware on September 15, 2000. On February 5, 2001, the Company and I-trax Health Management Solutions, Inc. (formerly known as I-Trax.com, Inc.) ("Health Management") completed a holding company reorganization. The holding company reorganization was accomplished through a merger under Delaware law. At the effective time of the reorganization, all of the stockholders of Health Management became stockholders of the Company and Health Management became a wholly owned subsidiary of the Company. The Company's common stock is traded on the American Stock Exchange under the symbol "DMX."

As of December 31, 2002, the Company had three wholly owned subsidiaries: Health Management, a corporation, and iSummit Partners, LLC and WellComm Group, LLC, each a single member limited liability company. The Company acquired iSummit Partners, LLC in February 2001. iSummit Partners, LLC does not conduct any operations but maintains ownership of certain intellectual property. The Company formed WellComm Group, LLC to conduct the activities of WellComm Group, Inc., which the Company acquired on February 6, 2002, as further described in Note 8. The Company conducts its operations through Health Management and WellComm Group, LLC.

Effective January 3, 2003, the Company completed a 1-for-5 reverse stock split. Accordingly, all information presented in these financial statements has been adjusted retroactively to reflect this reverse stock split.

The accompanying financial statements as of December 31, 2001 and for the year then ended were prepared assuming that the Company would have continued as a going concern. For the years ended 2001 and 2000, the Company used cash in operations of approximately $4,900,000 and $4,700,000 respectively. As of December 31, 2001, the Company's accumulated deficit amounted to $21,421,551 of which $14,359,432 resulted from losses generated during the year ended December 31, 2001. Of the total loss of $14,359,432 for 2001, $1,642,860 was a non-cash charge to operations for the acquired in progress research and development in connection with iSummit acquisition and $6,576,003 of non-cash charges as consideration for payments for services rendered to the Company and for the granting and re-pricing of warrants associated with the conversion of debt into equity and for the borrowing of funds from related parties. As of December 31, 2001, the Company's working capital deficiency amounted to $624,863.

The financial statements as of December 31, 2001, did not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might have been necessary should the Company had been unable to continue in operation. The Company implemented several cash conservation programs and raised sufficient funds during 2002 from various sources in order to continue operations through December 31, 2002.


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the use of the "liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods' taxable income for federal and state income tax reporting purposes.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Loss Per Common Share

Loss per common share is computed pursuant to SFAS No. 128, "Earnings Per Share." Basic loss per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt. As of December 31, 2002 and 2001, 3,843,755 and 2,348,744, respectively, options and warrants were excluded from the diluted loss per share computation, as their effect would be anti-dilutive.

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

Fair Value Disclosure At December 31, 2002

The carrying value of cash, accounts payable, accrued expenses and credit line payable are reasonable estimates of their fair value because of short-term maturity. The fair value of the promissory notes and debenture payable approximates their principal amount of $2,692,800.

Office Equipment, Furniture And Leasehold Improvements

The Company records office equipment, furniture and leasehold improvements at cost less accumulated depreciation and amortization, which is provided for on the straight line basis over the estimated useful lives of the assets which range between three and seven years. The Company expenses expenditures for maintenance and repairs as incurred.

Accounts Receivable

The Company utilizes the allowance method for determining the collectibility of its accounts receivable. The allowance method recognizes bad debt expense following a review of the individual accounts outstanding in light of the surrounding facts. Accounts receivables are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts based on historical bad debts, factors related to specific customers ability to pay and economic trends. The Company writes off accounts receivables against the allowance when a balance is determined to be uncollectible.

Research And Development Costs

Research and development costs are expensed as incurred. Such costs amounted to $410,220 and $818,176 for the years ended December 31, 2002 and 2001, respectively.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Revenue Recognition

The Company recognizes revenue from technology licenses in accordance with Statement of Position 97-2 "Software Revenue Recognition" as further modified by Statement of Position 98-9 "Modification of SOP 97-2, "Software Revenue Recognition with Respect to Certain Transactions." SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, post-contract customer support, installation and training to be allocated to each element based on the relative fair value of the elements.

The Company recognizes revenue from software development contracts on a percentage-of-completion method with progress to completion measured based upon labor hours incurred or achievement of contract milestones. Revenue from re-sale of hardware and software, obtained from vendors, is recognized at the time hardware and software is delivered to customers. Customer deposits represent funds received in advance in excess of revenue recognized. The Company has adopted the provisions of the Securities and Exchange Commission Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," in the fourth quarter of 2000, retroactively to January 1, 2000, as required by the Securities and Exchange Commission. The adoption had no impact on the Company's financial statements.

The Company recognizes service revenue as the services are rendered. The Company contracts with its customers to provide services based on an established monthly fee, a per-call charge or a combination of both.

During the third quarter of 2002, the Company entered into a License and Maintenance Agreement with UICI, a New York Stock Exchange company, valued at approximately $2,800,000. For the year ended December 31, 2002, the Company recognized approximately $1,700,000, representing the amount allocated to the software license. The balance representing services to be performed has been deferred.

Software Development Costs

In accordance with the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes software development and production costs once technological feasibility has been achieved. Software development costs incurred prior to achieving technological feasibility are included in research and development expense in the accompanying statement of operations. As of December 31, 2002, the Company had not capitalized any software development costs. Commencing with the first quarter of 2003, the Company expects to start capitalizing some of its software development costs based on the expected completion of working models for several of its software products.

Deferred Marketing Costs

Deferred marketing costs consist of the value of the warrant issued to a customer in October 2002 in connection with a three-year joint marketing agreement. The warrant to acquire 400,000 shares of common stock was valued at $1,360,000 utilizing the Black-Scholes pricing model. The value of the warrant is being amortized over the three-year life of the joint marketing agreement on a straight-line basis. During the year ended December 31, 2002, $75,555 was charged. The unamortized portion of the deferred marketing costs was $1,284,445 and is reflected on the accompanying consolidated balance sheet.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Debt Issuance Costs

The Company recorded debt issuance costs in connection with the sale of a 6% senior debenture in February 2002. These costs consist of a cash payment of $130,000 and common stock and warrants issued to an unrelated party as a finder fee. The Company is amortizing the total costs of $416,610 on a straight-line basis over the two-year life of the debenture. For the year ended December 31, 2002, amortization of debt issuance costs amounted to $167,337. The unamortized portion of debt issuance costs was $249,273 and is reflected on the accompanying consolidated balance sheet.

Comprehensive Income

The Company adopted SFAS No. 130, "Accounting for Comprehensive Income." This statement establishes standards for reporting and disclosing of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company had no items of other comprehensive income for the years ended December 31, 2002 and 2001.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that chooses to change to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects that accounting for stock-based employee compensation using the fair-value-based method would have on reported net income and earnings per share and to require prominent disclosure about the entity's accounting policy decisions with respect to stock-based employees compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based compensation arrangements. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Stock-Based Compensation (cont'd)

The Company accounts for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. The adoption of the disclosure requirements of SFAS No. 148 did not have a material effect on the Company's financial position or results of operations. Had the Company determined compensation expense base on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company's net loss per share would have been increased to the following pro forma amounts:


                                                              2002            2001
                                                         ------------   ------------

  Net loss as reported                                  $ (9,424,973)     $(14,359,432)

  Add back intrinsic value of the options issued to
  employee and charged to operations                         163,200              --

  Deduct total stock based employee compensation
  expense determined under fair value based methods
  for all awards                                          (2,844,904)       (1,191,937)
                                                        ------------      ------------

  Pro forma net loss                                    $(12,106,677)     $(15,551,369)
                                                        ============      ============

  Basic and diluted net loss per share as reported      $      (1.04)     $      (2.70)

  Pro forma basic and diluted net loss per share        $      (1.33)     $      (2.90)



The above pro forma disclosure may not be representative of the effects on reported net operations for future years as options vest over several years and the Company may continue to grant options to employees.

The fair market value of each option grant is estimated at the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions

                     Dividend yield                              0.00%
                     Expected volatility                         162%
                     Risk-free interest rate                     5%
                     Expected life                               5 year

Segment Reporting

The Company evaluates segment performance based on income from operations. Through December 31, 2002, the Company has not measured segment performance because the Company has operated in only one segment.

                         I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

New Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived assets to be Disposed Of." SFAS 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. Management periodically evaluates carrying values of long-lived assets, including property, plant and equipment and intangible assets, when events and circumstances indicate that these assets may have been impaired. On January 1, 2002, the Company adopted SFAS No. 144, which provides for the evaluation of impairment of long-lived assets. An asset is considered impaired when undiscounted cash flows to be realized from the use of such assets are less than its carrying value. In that event, a loss is determined based on the amount the carrying value exceeds the fair market value of such asset. The adoption of SFAS 144 did not have a material impact on the financial statements of the Company.

In April 2002, the FASB issued SFAS No. 145, "Rescission on FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under certain provisions of SFAS No. 145, gains and losses related to the extinguishment of debt are no longer automatically segregated on the income statement as extraordinary items net of the effects of income taxes. Instead, unless those gains and losses meet the usual criteria for extraordinary items under APB No. 30, those gains and losses are included as a component of income before income taxes. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. To date, the Company has not recorded any gains or losses on its statements of operations as extraordinary items.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the provisions of SFAS No. 146 to have a material effect on the Company's financial position or results of operations.

The Company does not believe that any other recently issued and adopted, but not yet effective, accounting standards would have a material effect on the accompanying financial statements.


NOTE 3--DEPOSIT ON POTENTIAL ACQUISITION

On November 8, 2002, the Company entered into a merger agreement to acquire DxCG, Inc. for a total purchase price of approximately $10,000,000, of which the Company intended to pay $6,000,000 in cash and $4,000,000 in common stock. Under the terms of this agreement and at the time this agreement was executed, the Company deposited $200,000 into an escrow account. This sum was intended to be released to DxCG if DxCG terminated the merger agreement because the Company failed to satisfy certain conditions to closing, including third party financing for the cash portion of the purchase price. The Company did not secure the financing by January 31, 2003 as stipulated in the merger agreement and accordingly the sum of $200,000 was released to DxCG in the first quarter of 2003 and charged to operations as an uncompleted acquisition cost.

                         I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 4--NOTE RECEIVABLE

Pursuant to a promissory note and a security agreement dated December 19, 2000, the Company loaned Diabetex Corporation, which is in the business of managing the healthcare of diabetes patients, $350,000 with a maturity date of February 19, 2002 or within 60 days of termination of merger discussions, bearing interest at 8% per annum. In March 2001, the parties terminated the merger discussions. Further, on April 30, 2001, the Company demanded that, pursuant to the terms of the promissory note, Diabetex repay the principal amount of the promissory note and all accrued interest thereon on or before June 29, 2001. As of December 31, 2001, Diabetex and certain of its related parties had paid the Company a total of $312,500, which had been first applied to accrued interest and reimbursable expenses and the balance to principal. As of December 31, 2001, the principal and interest outstanding under the promissory note was $72,437, of which $37,500 was paid on February 11, 2002 and the balance on July 15, 2002.


NOTE 5--OFFICE EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

Office equipment, furniture and leasehold improvements are as follows at December 31, 2002:


        Office equipment                                           $ 850,560
        Furniture                                                    143,404
        Leasehold improvements                                        50,000
                                                               -------------
                                                                   1,043,964
        Less accumulated depreciation and amortization              (631,185)

                                                               -------------
                                                                   $ 412,779
                                                               =============


Certain office equipment is pledged as collateral for related capital lease obligations. (See Note 11.)

Depreciation expense for the years ended December 31, 2002 and 2001 amounted to $216,762 and $158,162, respectively.


NOTE 6--GOODWILL AND INTANGIBLE ASSETS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, "Business Combinations." Changes made by SFAS No. 141 include
(1) requiring the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and (2) established specific criteria for the recognition of intangible assets separately from goodwill. These provisions were effective for business combinations for which the date of acquisition was subsequent to June 30, 2001. SFAS No. 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions for SFAS No. 142 were effective for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 142 as of January 1, 2002. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets and requires the Company to complete a test for impairment of these assets annually as well as a transitional goodwill impairment test within six months of the date of adoption. The Company has completed its impairment assessment as required by SFAS No. 142 and concluded that no impairment of recorded goodwill exists. The impairment testing was based on capitalization of earnings.

                         I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 6--GOODWILL AND INTANGIBLE ASSETS (cont'd)

The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

                                              Total
                                          ----------------

Balance as of January 1, 2002                 $  2,224,726
Goodwill acquired during the year                6,199,336
                                          ----------------
Balance as of December 31, 2002               $  8,424,062
                                          ================


SFAS No. 142 also requires disclosure of what net loss would have been in all periods presented had SFAS No. 142 been in effect in such periods. The following table is provided to disclose such net loss.

                                                  Year ended                         Year ended
                                               December 31, 2002                  December 31, 2001
                                            Amount          Per share          Amount          Per share
                                       ----------------- ---------------- ----------------- ----------------

      Reported net loss                   $  (9,424,973)      $    (1.04)    $ (14,359,432)     $     (2.71)
      Add back goodwill amortization                 --               --           640,851              .12
                                       ----------------- ---------------- ----------------- ----------------
      Adjusted net loss                   $  (9,424,973)      $    (1.04)    $ (13,718,581)     $     (2.59)
                                        ================ ================ ================ ================

The components of identifiable intangible assets, which are included in the consolidated balance sheet as of December 31, 2002, are as follows:

                                                  Gross Carrying        Accumulated           Net Carrying
                                                      Amount           Amortization             Amount
                                                 -----------------    ---------------    -----------------
       Amortized intangible assets:
           Non-compete covenants                          1,648,000           (377,667)           1,270,333
           Customer relationships                         2,853,231         (1,375,477)           1,477,754
                                                 ------------------    ----------------    -----------------
       Total                                          $   4,501,231      $  (1,753,144)       $   2,748,087
                                                 ==================   ================    =================

During the quarter ended December 31, 2002, the Company recorded an impairment charge of approximately $1,650,000 related to customer relationships. This charge related to a loss of expected business from a customer following the acquisition of WellComm Group, Inc. as further discussed in Note 8. Total amortization expense for all the intangibles amounted to $1,753,144 for the year ended December 31, 2002. The estimated amortization expense for the years ending December 31, 2003, 2004, 2005 and 2006 is $1,121,320, $1,121,320, $471,114 and
$34,333, respectively.


NOTE 7--ACQUISITION OF ISUMMIT PARTNERS, LLC

Effective February 7, 2001, the Company acquired iSummit Partners, LLC, doing business as MyFamilyMD, by issuing a net of 580,682 shares of common stock (after certain cancellation of shares resulting from a purchase price adjustment) to the owners of iSummit in exchange for all of the issued and outstanding limited liability company membership interests of iSummit. The acquisition was valued at $5,254,080, of which $3,590,341 was allocated to goodwill, after allocating $1,642,860 to in-progress research and development (representing undeveloped software) and $20,879 to tangible assets. The allocation of purchase price was prepared based on a formal valuation by an independent appraiser.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 7--ACQUISITION OF ISUMMIT PARTNERS, LLC (cont'd)

The Company amortized the goodwill through December 31, 2001. Accordingly, from February 7, 2001 (date of acquisition) through December 31, 2001, the Company recorded amortization expense of $640,851.

The following summary table sets forth the pro-forma statement of operations for the year ended December 31, 2001 as if the acquisition was consummated at January 1, 2001.

                                                   Year ended
                                                  December 31,
                                                      2001
                                                 ----------------

 Total revenue                                      $    613,070
                                                    ============
 Total expenses                                     $ 14,972,502
                                                    ============
 Net loss                                           $(14,359,432)
                                                    ============
 Pro forma basic and diluted net loss per share     $      (2.71)
                                                    ============
 Weighted average number of shares outstanding         5,291,403
                                                    ============


NOTE 8--ACQUISITION OF WELLCOMM GROUP, INC.

On February 6, 2002, the Company acquired all of the issued and outstanding common stock of WellComm Group, Inc., as stipulated in the Merger Agreement dated January 28, 2002, as amended, by issuing 1,488,000 shares of common stock valued at $9,746,400, granting 112,000 options valued at $733,600 to acquire common stock at a nominal exercise price and paying approximately $2,200,000 in cash. In addition, the Company issued 16,000 shares of common stock to an employee for introducing the Company to WellComm valued at $104,800 and charged to operations. The aggregate acquisition price amounted to approximately $12,660,000. The value of common stock issued and stock options granted was determined based on the average market price of common stock immediately before and after the acquisition was agreed to and announced. For accounting purposes, the effective date of the acquisition is January 31, 2002.

WellComm was a disease management company that offered a wide array of expertise including a nurse contact center specializing in disease management, triage, health information surveys and research services for the healthcare industry. The Company acquired WellComm in order to enhance its portfolio of product offerings by combining technology and services.

The financial statements include the operations of WellComm from February 1, 2002 forward.

The purchase price allocation is based on a formal valuation prepared by an independent appraiser. Of the total purchase price, the Company allocated approximately $1,648,000 to non-compete covenants, approximately $4,501,000 to customer relationships, $311,000 to net assets acquired with the remainder of approximately $6,200,000 assigned to goodwill. Non-compete covenants will be amortized on a straight-line basis over a four-year life and customer relationships will be amortized over a three-year life.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 8--ACQUISITION OF WELLCOMM GROUP, INC. (cont'd)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

 Current assets                $   635,000
 Property and equipment            190,000
 Intangible assets               6,149,000
 Goodwill                        6,200,000
                               -----------
 Total assets acquired         $13,174,000
                               ===========

 Current liabilities           $   485,000
 Long term debt                     29,000
                               -----------
 Total liabilities assumed         514,000
                               -----------
 Net assets acquired           $12,660,000
                               ===========

The following unaudited pro forma results of operations of the Company give effect to the acquisition of WellComm as though the acquisition was consummated at the beginning of the year for each of the respective periods.

                                                                            Year ended
                                                                            December 31,
                                                                 2002                  2001
                                                           -----------------      ---------------

     Total revenue                                            $    4,185,689       $    5,900,772
                                                           =================      ================
     Total expenses                                           $   13,688,289       $   20,063,645
                                                           =================      ================
     Net loss                                                 $   (9,502,600)      $  (14,162,873)
                                                           =================      ================
     Pro forma net loss per share:                            $        (1.03)      $        (2.09)
       Basic and Diluted
                                                           =================      ================
     Weighted average number of shares outstanding:                9,220,958            6,779,403
       Basic and Diluted                                   =================      ================



NOTE 9--DEPOSIT ON ACQUISITION OF INTELLECTUAL PROPERTY

On March 9, 2001 the Company entered into an intellectual property letter of intent with Disease Management Holdings, Inc., doing business as CardioContinuum, a company in the business of providing disease management services to patients suffering from cardiac disease. Among other things, the letter of intent contemplated a license by CardioContinuum to the Company of certain protocols and workflows that facilitate efficient treatment of patients suffering from cardiac disease. The letter of intent also contemplated that an outstanding loan by the Company to CardioContinuum in the amount of $100,000, and all accrued but unpaid interest thereunder, as of January 8, 2001, would be surrendered by the Company to CardioContinuum for cancellation as an up front license payment for the subject intellectual property. Following CardioContinuum's 2001 bankruptcy filing, the Company wrote off the deposit on the intellectual property since it would not have been able to realize any value from the license and repayment of the note was unlikely. The deposit was charged to operations during the year ended December 31, 2001.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 10--ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2002:

                      Interest                       $ 317,712
                      Salaries                         385,869
                      Other                             39,570
                                                 --------------
                          Total                      $ 743,151
                                                 ==============


NOTE 11--CAPITAL LEASE OBLIGATIONS

In April 2000, the Company acquired a telephone system for $34,290 by entering into capital lease obligations with interest at approximately 10% per annum, requiring 60 monthly payments of $731, which include principal and interest. The related equipment secures the lease.

In October 2000, the Company acquired web hosting equipment for $107,288 by entering into a capital lease obligation with interest at approximately 9% per annum, requiring 36 monthly payments of $3,572, which include principal and interest. The related equipment secures the lease.

In July 2002, the Company acquired a new telephony system for its call center with a total cost of $107,709 by entering into a capital lease obligation with interest at approximately 8% per annum, requiring 60 monthly payments of approximately $2,278, which includes principal and interest. The related equipment secures the lease.

The future minimum lease commitments under the capital leases as of December 31, 2002 are as follows:

     For the year ending December 31:
     -------------------------------

              2003                                                  $  77,228
              2004                                                     41,508
              2005                                                     35,660
              2006                                                     32,736
              2007                                                     15,946
                                                                --------------
              Total future payments                                   203,078
              Less amount representing interest                       (46,266)
                                                                --------------
              Present value of minimum lease payments                 156,812
              Less current portion                                     60,047
                                                                --------------
              Net long term portion                                 $  96,765
                                                                ==============

At December 31, 2002 equipment under capital leases is carried at a book value of $124,061.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 12--RELATED PARTIES TRANSACTIONS

2001 Related Party Transactions

During the year ended December 31, 2001, the Company's Chief Executive Officer, Chief Operating Officer and a key employee have periodically loaned funds to the Company for working capital. As of December 31, 2001, the Company had borrowed $739,598 net of certain repayments and the conversion discussed below. As consideration for the advances, the Company issued to such individuals, detachable stock purchase warrants to acquire an aggregate of 218,600 shares of common stock at exercise prices ranging from $2.50 to $5 per share. The Company valued the detachable warrants using the Black-Scholes pricing model, thereby recording a charge to earnings for financing costs of $630,469.

In connection with the Company's Chief Executive Officer and Chief Operating Officer converting a total of $618,663 of advances at $2.50 per share, the Company issued an aggregate of 247,465 shares of its common stock.

From November 2000 through May 2001, the Company issued several convertible promissory notes with an aggregate face amount of $2,200,000. Of such total, $500,000 was from the Company's Chief Executive Officer and Chief Operating Officer during October 2000, which was subsequently converted into common stock as further discussed in Note 16.

As of December 31, 2001, a venture fund managed by the Company's Chief Executive Officer loaned the Company $75,000 and received warrants to purchase 39,480 shares of common stock at $.50 per share. (See Note 14 for additional information.)

In connection with signing of their employment agreements, the Company's Chief Executive and Operating Officers had each purchased from the Company 50,000 shares of common stock for a purchase price of $10 per share. The shares were purchased pursuant to a subscription agreement and a note and pledge agreement. Each note was for a principal amount of $499,750 (net of a $250 bonus), bearing interest at approximately 6% per annum, and provided that the unpaid principal amount was due in five equal annual installments beginning on December 29, 2001. Effective during the second quarter 2001, pursuant to board resolutions, such notes and pledge agreements were canceled. Further, on April 10, 2001, each of such executive officers was granted 70,000 incentive stock options pursuant to the Company's 2001 Equity Compensation Plan. Pursuant to FASB Interpretation No. 44, variable accounting at the end of each interim period must be applied to 50,000 of the 70,000 options granted on April 10, 2001 since they are deemed a re-price of the cancelled pledge and note agreements. Accordingly, since fair value of common stock was $6.25 per share at December 31, 2001 and such options have an exercise of $2.75 per share, the Company recorded the intrinsic value of $3.50 or a total of $350,000 as compensation expense on account of the re-pricing. The Company will continue to mark-to-market these options at the end of each respective interim period until they are exercised.

On December 31, 2001, the Company issued 94,013 shares of common stock in connection with the Chief Executive Officer exercising 94,013 warrants by converting $70,510 of advance into equity. Such warrants were granted in connection with the salary deferment program.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 12--RELATED PARTIES TRANSACTIONS (cont'd)

2002 Related Party Transactions

At December 31, 2001, the Company had loans outstanding from certain officers amounting to $739,598. During the year ended December 31, 2002, the Company borrowed an additional $700,000 from other officers and a relative of an officer. During the year ended December 31, 2002, repayments of these loans amounted to $190,000. At December 31, 2002, $225,000 of the outstanding amount has been classified as a current liability as it is due on demand and $1,024,598 has been classified as a long term liability as it is subordinate to the convertible debenture.

Interest  expense  associated with related party loans and advances  amounted to
$79,735  and  $38,708  for  the  years  ended   December   31,  2002  and  2001,
respectively.


NOTE 13--CREDIT LINE

The Company, by virtue of acquiring WellComm, assumed a revolving line of credit that allows the Company to borrow up to $300,108. Amounts outstanding under the line of credit bear interest at 0.5% over the National Prime Rate, as reported by the Wall Street Journal and are payable monthly. As of December 31, 2002, $300,000 was outstanding under the line of credit. WellComm's assets collateralize the line of credit. The line, which was due on August 2002, has been extended through April 30, 2003. The Company is in the process of extending this line of credit.


NOTE 14--PROMISSORY NOTES PAYABLE

On March 2, 2001 the Company  entered  into an Amended and  Restated  Promissory
Note and Warrant Purchase Agreement with Psilos Group Partners, L.P., its affiliates and a venture capital fund managed by the Company's Chief Executive Officer (collectively, the "Psilos Investor Group") pursuant to which the Psilos Investor Group agreed to loan the Company up to $1,000,000. As consideration, the Company granted the Psilos Investor Group detachable warrants to acquire common stock at $0.50 per share. The loan bears interest at 8% per annum, with a default rate of 12% per annum, and is due five years from original date of issuance. As of December 31, 2002, the Psilos Investor Group funded an aggregate of $692,809 of the $1,000,000, which sum is included in promissory notes and debenture payable on the accompanying consolidated balance sheet. The Company also granted warrants to purchase 364,694 shares of common stock. These warrants were exercised during the first quarter of 2002 and the Company issued an aggregate 340,317 shares of common stock, net of shares surrendered as exercise price.

The Company valued the issued detachable warrants at $459,854 using the Black-Scholes pricing model, thereby allocating a portion of the proceeds from the debt to the warrants utilizing the relevant fair value of the debt and warrants to the actual proceeds from the debt. This amount was recorded as a discount to the related promissory notes and netted against the related debt. Furthermore, the discount is being accreted to interest expense over the five-year term of the underlying promissory notes. For the years ended December 31, 2002 and 2001, the amount accreted to interest expense was $90,708 and $79,372, respectively. At December 31, 2002, the carrying value of the notes amounted to $403,037 and is included in the promissory notes and debenture payable in the accompanying consolidated balance sheet.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 15--CONVERTIBLE DEBENTURE

The Company funded the cash portion of WellComm's acquisition price by selling a 6% convertible senior debenture in the aggregate principal amount of $2,000,000 to Palladin Opportunity Fund LLC pursuant to a Purchase Agreement dated February 4, 2002. Pursuant to the Purchase Agreement, the Company also issued a warrant to Palladin to purchase an aggregate of up to 307,692 shares of common stock. The outstanding principal and any accrued interest under the debenture are payable in full on or before February 3, 2004. Palladin can also convert the outstanding principal and any accrued interest at any time into common stock. The conversion price (as of February 3, 2003, 12 months from issuance of debenture) is $3.026 per share. The conversion price is subject to "reset" as of the date that is 18 months after the issue date. On the date of reset, the conversion price may be reduced if the average of closing bid prices for the common stock during a period of 20 consecutive trading days ending on the date which immediately precedes the reset date is less than the then applicable conversion price, in which case, the reset conversion price will be reset to equal such average. The warrant entitles Palladin to purchase shares of the Company's common stock at the price of $5.50 per share.

Pursuant to the Purchase Agreement, Palladin also received a one-year option to purchase an additional 6% convertible senior debenture in the face amount of $1,000,000 and an additional warrant to purchase up to 153,846 shares of common stock. In connection with this option, the Company recorded a liability of $161,077, which is being accreted to interest expense over the one-year life of the option. For the year ended December 31, 2002, the Company amortized $147,654 to offset interest expense.

Finally, pursuant to a related registration rights agreement, the Company registered all of the shares of common stock underlying the Palladin debenture and warrant in a registration statement on Form SB-2, which was declared effective by the Securities and Exchange Commission in July 2002.

The Company valued the warrant issued to Palladin at $890,272 using the Black-Scholes pricing model, thereby allocating a portion of the proceeds from the debt to the warrant and the option using the relevant fair value of the debt and warrant to the actual proceeds from the debenture. The Company recorded $890,272 as a discount to the debenture and this amount will be accreted to interest expense over the life of the debenture. For the year ended December 31, 2002, $408,041 of the discount was accreted to interest expense. The Company also recorded $434,798 of interest expense from February 4, 2002 through December 31, 2002 for the amortization of the portion of the beneficial conversion value of the debenture. The amount allocated to the beneficial conversion feature was $948,651. The beneficial conversion value represents the difference between the fair market value of the common stock on the date the debenture was sold and the price at which the debt could be converted into common stock. As of December 31, 2002, the carrying value of the debenture amounted to $842,839 and is included in the promissory notes and debenture payable in the accompanying consolidated balance sheet. Lastly, in connection with facilitating the transaction with Palladin, the Company recorded $416,610 of debt issuance costs comprised of $130,000 of cash, 6,200 shares of common stock valued at $40,610 and a warrant to acquire 40,000 shares of common stock at $5.00 valued at $246,000 per share issued to a third party that brokered the transaction. These costs are being amortized over the life of the debenture. For the year ended December 31, 2002, amortization expense amounted to $187,337.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE 16--CONVERTIBLE PROMISSORY NOTES PAYABLE

From November 2000 through May 2001, the Company issued several convertible promissory notes with an aggregate face amount of $2,200,000. Of such total, $500,000 represented bridge financing provided to the Company by its Chief Executive Officer and Chief Operating Officer in October 2000. The principal amount of these promissory notes and accrued and unpaid interest thereon were convertible into common stock at $10.00 per share. The promissory notes were to mature one year from the date of issuance and bore interest at 8% per annum or 12% per annum in an event of default. Furthermore, the Company issued to the holders of the promissory notes detachable warrants to purchase an additional 440,000 shares of common stock at an exercise price of $10.00.

The proceeds allocated to the detachable purchase warrants amounted to $845,650, which was arrived at using the Black-Scholes pricing model. Such amount was recorded as a discount to the promissory notes. The discount has been accreted as interest expense over the life of the underlying promissory notes. As of May 15, 2001, the date the holders of the promissory notes and the Company entered in to an Exchange Agreement discussed below, the Company accreted $365,143 of the discount to interest expense.

Pursuant to an Exchange Agreement dated May 14, 2001 between the Company and the holders of the promissory notes, the holders agreed to exchange $2,200,000, representing the principal amounts of the promissory notes, and $80,157, the interest accrued thereon through May 15, 2001, into common stock at the exchange price of $2.50 per share. In addition, as consideration for the exchange, the Company reset the exercise price of the warrants to $2.50 per share. Accordingly, the Company issued a total of 912,063 shares of common stock in the exchange. For accounting purposes, the Company recorded the conversion at $2,551,784 (net of the un-amortized discount) into equity. In connection with the Company reducing the conversion price from $10.00 to $2.50 for the purpose of inducing note holders to convert, during the second quarter, the Company recorded debt conversion costs amounting to $794,219 which represented the difference between the adjusted conversion price and the fair market value of the Company's securities on the date of conversion.


NOTE 17--COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company is a party to various employment agreements with certain of its officers and key employees. Such employment agreements range between three to five years with annual salaries ranging from $100,000 to $175,000. The aggregated annual minimum commitment under these agreement is $575,000.

Nature of Business

The Company is subject to risks and uncertainties common to growing technology companies, including rapid technological developments, reliance on continued development and acceptance of the Internet and health care applications utilizing the Internet, intense competition and a limited operating history.

Significant Customers

Financial instruments, which may expose the Company to concentrations of credit risk, consist primarily of accounts receivable. As of December 31, 2002, one customer represented 46% of the total accounts receivable. For the year ended December 31, 2002, the Company had two unrelated customers, which accounted for 42% and 30%, respectively, of total revenues. For the year ended December 31, 2001, the Company had one unrelated customer, which accounted for 84% of total revenues.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 17--COMMITMENTS AND CONTINGENCIES (cont'd)

Office Leases

During October 1999, the Company entered into a lease agreement for its technology and product development offices. The lease was to expire on October 31, 2004 with annual rent of approximately $162,000 before annual escalations. During December 2001, the Company was successful in negotiating out of this lease by entering into an amendment\relocation lease agreement with the same landlord for materially less space. The Company entered into an eighteen-month lease, which requires monthly payment of approximately $3,600.

During April 2000, the Company entered into a lease agreement for its executive offices. The lease expires June, 2005 and requires annual rent payments of approximately $150,000 before annual escalations.

During May 2002, the Company entered into a lease agreement for its call center located in Omaha, Nebraska. The lease expires during May 2007 with annual rent of approximately $56,000 before annual escalations.

The Company's approximate future minimum annual rental payments including annual escalations under the non-cancelable operating leases in effect as of December 31, 2002 are as follows:

            For the year ending December 31:
            -------------------------------

                     2003                 $  224,000
                     2004                    206,000
                     2005                    119,000
                     2006                     56,000
                     2007                     24,000
                                       -------------
                                          $  629,000
                                       =============



Rent expense for the years ended December 31, 2002 and 2001 amounted to approximately $275,000 and $312,000, respectively.

                         I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 17--COMMITMENTS AND CONTINGENCIES (cont'd)

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

By Opinion-Letter/Order dated August 22, 2001, the New Jersey Superior Court, Civil Division, ruled in favor of I-trax by barring Plaintiff from reactivating the civil action by the bankruptcy stipulation. By order date March 10, 2003, the New Jersey Superior Court, Appellate Division likewise ruled in favor of I-trax by affirmed the lower court decision. At this time, this matter has been finally resolved in favor of I-trax because Plaintiff has exhausted all rights to appeal.

Profit Sharing Plan

The Company maintains a 401(k) profit sharing plan covering qualified employees, which includes employer participation in accordance with the provisions of the Internal Revenue Code. The plan allows participants to make pretax contributions and the Company to match certain percentages of employee contributions depending on a number of factors, including the participant's length of service. The profit sharing portion of the plan is discretionary and noncontributory. All amounts contributed to the plan are deposited into a trust fund administered by an independent trustee. As of December 31, 2002, the Company has made no contributions.

Risk Based Contracts

The Company enters into risk-based contracts in certain disease management arrangements. These contracts are generally for terms of three to five years and provide that a percentage of the Company's fees may be refunded to a client if the Company does not save the client a certain percentage of the expenses incurred by individuals whose health is managed by the Company. As of December 31, 2002, the Company had not entered into these types of contracts.

NOTE 18--PROVISION FOR INCOME TAXES

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

                         I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 18--PROVISION FOR INCOME TAXES (cont'd)

As of December 31, 2002, the Company had deferred tax assets of approximately $8,011,000 resulting from temporary differences and net operating loss carry-forwards of approximately $19,036,000, which are available to offset future taxable income, if any, through 2017. As utilization of the net operating loss carry-forwards and temporary difference is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance.

The tax effects of temporary differences, loss carry-forwards and the valuation allowance that give rise to deferred income tax assets are as follows:


                                                                                     December 31,
                                                                                         2002
                                                                                   ---------------
           Temporary differences:

                 Fair value of warrants                                              $   451,000
                 Compensation not currently deductible                                 1,088,000
                 Net operating losses                                                  6,472,000
                 Less valuation allowance                                             (8,011,000)
                                                                                   ---------------
                    Deferred tax assets                                              $         0
                                                                                   ===============

           The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2002 and 2001 is as follows:

                 Federal income tax rate                                                   (34.0)%
                 Change in valuation allowance on net operating carry-forwards              34.0
                                                                                   ---------------
                    Effective income tax rate:                                               0.0 %
                                                                                   ===============

NOTE 19--STOCKHOLDERS' EQUITY

Amendment of the Company's Certificate of Incorporation

The Company amended its Certificate of Incorporation to increasing the number of authorized shares of common stock from 50,000,000 to 100,000,000 shares on June 4, 2001. The holders of the majority of the Company's then outstanding shares of common stock approved this amendment on May 21, 2001.

Unclaimed Shares and Reverse Stock Split Adjustment

The Company has been unable to locate one stockholder entitled to receive common stock as a result of a 1999 merger. Accordingly, the Company has cancelled 45,141 unclaimed shares of common stock. In connection with a 1-for-5 reverse stock split, the Company paid stockholders cash for all fractional shares that resulted from the reverse stock split. Accordingly, a total of 191 shares were cashed out.

                         I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 19--STOCKHOLDERS' EQUITY (cont'd)

2001 Issuances of Common Stock and Warrants

In connection  with the issuance of the  promissory  notes payable  discussed in
Note 14, the Company granted the Psilos Investor Group detachable warrants to acquire 0.5264 shares of common stock at $.50 per share for each $1 of the face amount of the loan. As of December 31, 2002, the Psilos Investor Group (which includes a venture fund managed by the Company's Chief Executive Officer) funded an aggregate of $692,809 of the $1,000,000 and received warrants to purchase 364,695 shares of common stock. The Company valued the detachable warrants issued at $459,854 using the Black-Scholes pricing model, thereby allocating a portion of the proceeds from the debt to the warrants utilizing the relevant fair value of the debt and warrants to the actual proceeds from the debt. This amount was recorded as a discount to the related promissory notes and netted against the related debt.

Effective as of June 25, 2001, the Company completed a private placement of 440,000 shares of its common stock at $2.50, yielding to the Company a total of $1,100,000. As consideration for completing the private placement, the Company issued to the participating investors detachable stock purchase warrants to acquire a total of 110,000 shares of common stock at an exercise price of $5.00 per share.

In connection with signing of their employment agreements, the Company's Chief Executive and Operating Officers had purchased from the Company a total of 100,000 shares of common stock for a purchase price of $10 per share. The shares were being purchased pursuant to a subscriptions agreement and a note and pledge agreement. The note was for a principal amount of $999,500 (net of a $500 bonus), bearing interest at approximately 6% per annum, and provided that the unpaid principal amount was due in five equal annual installments beginning on December 29, 2001. During the second quarter 2001, pursuant to board resolutions, such notes and pledge agreements were canceled. Thereafter, such executive officers were granted an aggregate of 140,000 incentive stock options pursuant to the Company's 2001 Equity Compensation Plan. Pursuant to FASB Interpretation 44, variable accounting at the end of each interim period must be applied to such options since they are deemed a re-pricing of the cancelled pledge and note agreements. Accordingly, since the fair market value of common stock was $6.25 per share at December 31, 2001 and such options have an exercise of $2.75 per share, the Company recorded the intrinsic value of $3.50 per option or $350,000 of compensation expense. The Company will continue to mark-to-market these options at the end of each respective interim period until they are exercised. In connection with the re-pricing, for the year ended December 31, 2002, the Company reversed a charge amounting to $250,000 for the mark-to-market comparison.

Effective as of June 25, 2001 and pursuant to an Exchange Agreement dated as of May 14, 2001 between the Company and the holders of the convertible promissory notes as discussed in Note 16, the holders agreed to exchange $2,200,000, the principal amount of the promissory notes, and $80,157, the interest accrued thereon effective as of May 15, 2001, into common stock at the exchange price of $2.50 per share. Accordingly, during the second quarter, the Company issued a total of 912,063 shares of common stock for conversion of such debt. In addition, as consideration for the conversion, the Company reset the exercise price of 440,000 warrants previously issued to such holders to $2.50 per share from $10.00. For accounting purposes, the Company recorded the conversion at $2,551,784 (net of un-amortized discount) into equity. In connection with the Company reducing the conversion price from $10.00 to $2.50, the Company recorded debt conversion costs amounting to $794,219, which represents the difference between the adjusted conversion price and the fair market value of the Company's securities on the date of conversion.

                         I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 19--STOCKHOLDERS' EQUITY (cont'd)

2001 Issuances of Common Stock and Warrants (cont'd)

During 2001, the Company's Chief Executive and Operating Officers, and a Vice President of Sales (and a shareholder), lent the Company funds for working capital purposes. At various dates during the year, the officers elected to convert a portion of their advances to the Company into equity. As consideration for the advances, the Company granted such individuals detachable stock purchase warrants to acquire 218,600 shares of common stock at exercise prices ranging from $2.50 to $5 per share. The Company valued the detachable warrants issued to such individuals using the Black-Scholes pricing model, thereby recording a charge to earnings for financing costs of $630,469. Lastly, the Company issued an aggregate of 247,465 shares of common stock to its Chief Executive and Operating Officer in exchange for the conversion of a portion of their advances amounting to $618,663.

During November and December of 2001, pursuant to a private placement, the Company sold an aggregate of 842,395 shares of common stock for cash and services for $2,042,958, net of $50,640 of direct costs.

During 2001, pursuant to various agreements and board resolutions, the Company issued an aggregate of 120,307 shares of common stock to various consultants for consideration of services received. The common stock was valued at the fair market value of the stock on the date of issuance or $907,598 in the aggregate. In addition, in July 2001, the Company granted an investment banker 36,000 five year warrants with an exercise price of $3.75 for services from July 2001 to July 2002. The Company valued such warrants at $72,000 by utilizing the Black-Scholes pricing model. Pursuant to EITF 96-18, the Company, at the end of each reporting period, must apply variable accounting treatment and re-value these warrants. As of December 31, 2001, the Company recorded a charge to earnings of $33,300 as an investor relations expense. For the year ended December 31, 2002, the Company recorded a net reduction of $18,900 for investor relations as a result of re-valuating the warrants on a quarterly basis.

Effective December 31, 2001, the Company terminated the salary deferment program and granted each participant as consideration for participating in the program, one warrant for each dollar deferred with exercise prices ranging between $2.50 to $5.00. Accordingly, the Company granted 142,197 warrants with an exercise price of $2.50 each and 20,541 warrants with an exercise price of $5.00 each. Additionally, individuals were given the option to convert the actual deferred salaries into warrants with an exercise price of $.75 or elect to be paid in cash over time. As of December 31, 2001, the Company had accrued $1,038,876 of deferred salary of which $814,595 was converted into equity by granting such individuals 465,483 warrants exercisable at $.75. Accordingly, the Company granted an aggregate of 628,220 warrants for which it utilized the Black-Scholes pricing model resulting in an additional charge to earnings of $3,100,635 representing additional compensation cost.

On December 31, 2001, the Company's issued 94,013 shares of common stock in connection with the Chief Executive Officer exercising 94,013 warrants by converting $70,510 of advance into equity. Such warrants were granted in connection with the salary deferment program as discussed above.

As of December 31, 2001, the total number of warrants outstanding amounted to 1,703,502 with exercise prices ranging from $.50 to $5.00.

                         I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 19--STOCKHOLDERS' EQUITY (cont'd)

2002 Issuance of Common Stock and Warrants

In connection with the sale of the $2,000,000 debenture, the Company also issued a warrant to Palladin to purchase an aggregate of up to 307,692 shares of common stock at the price of $5.50 per share. The Company valued the warrant at $890,272 using the Black-Scholes pricing model, thereby allocating a portion of the proceeds from the debt to the Warrant using the relevant fair value of the debt and warrants to the actual proceeds from the debenture. The Company recorded $890,272 as a discount to the debenture and this amount will be accreted to interest expense over the life of the debenture. The Company also recorded $434,798 of interest expense for the year ended December 31, 2002 for amortization of the beneficial conversion value over the two year life of the debenture.

On February 6, 2002, the Company acquired all of the issued and outstanding common stock of WellComm as stipulated in the Merger Agreement dated January 28, 2002, as amended, by issuing 1,488,000 shares of common stock, granting 112,000 options to acquire common stock at a nominal price and paying $2,175,056 in cash.

In connection with facilitating the transaction with Palladin, the Company paid $130,000, issued 6,200 shares of common stock valued at $40,610 and granted a warrant to acquire 40,000 shares of common stock at $5.00 per share to a third party that brokered the transaction. Lastly, the Company issued 16,000 shares of common stock valued at $104,800 to an employee for introducing the Company to WellComm. The Company has valued the shares at the market price on day of issuance or $145,408 and has valued the warrants utilizing the Black-Scholes option-pricing model or $246,000.

During January 2002, the Company sold in a private placement an aggregate of 22,000 shares of common stock for $47,850, net of $7,150 of direct costs. This private placement was commenced in November 2001. Additionally, pursuant to a private placement commenced in February 2002, the Company sold 505,500 shares of common stock, yielding proceeds of $1,895,626. In connection with the fund raising efforts from an existing stockholder, the Company issued 13,333 shares as consideration to such stockholder.

During the year ended December 31, 2002, pursuant to various agreements and board approvals, the Company issued an aggregate of 23,708 shares of common stock and granted 60,000 warrants to various consultants for services received and for settlement of debt. The common stock was valued at fair market value on the date of issuance or $114,167 in the aggregate, which was charged to operations. The warrants were valued utilizing the Black-Scholes option-model. Accordingly, the Company recorded a charge of $222,000 for investor relations as a result of granting such warrants.

During the year ended December 31, 2002, the Company charged operations for $163,200 related to the issuance of options to a former employee.

                         I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 19--STOCKHOLDERS' EQUITY (cont'd)

2002 Issuances of Common Stock and Warrants (cont'd)

Effective October 31, 2002, the Company and one of its customers entered into a three year Joint Marketing Agreement. Under this agreement, each party will, using its reasonable discretion, market to its clients the other party's products and services. In connection with the agreement, the Company granted UICI, a New York Stock Exchange Company, a seven-year warrant to acquire up to 400,000 shares of common stock at $5.50 per share. The Company and UICI are also parties to a license and maintenance agreement entered into on September 30, 2002, pursuant to which the Company granted UICI an exclusive license to certain software in the student market and a non-exclusive license to such software for use by UICI for its other businesses. The Company, utilizing the Black-Scholes option-pricing model, has valued such warrant at approximately $1,360,000. Such amount has been capitalized and it will be amortized on a monthly basis over the life of the agreement of three years. For the year ended December 31, 2002, the Company has charged $75,555.

During the year ended December 31, 2002, a total of 380,960, warrants and options were exercised and accordingly, the Company issued an aggregate of 355,424 shares of common stock, net of shares surrendered as exercise price.

The following table summarizes the Company's activity as it relates to its warrants for the year ended December 31, 2002:

    Balance outstanding at January 1,2002                1,703,493
    Quarter ended March 31, 2002
             Granted                                       347,692
             Exercised                                    (376,232)
                                                ------------------
    Balance outstanding at March 31, 2002                1,674,953
    Quarter ended June 30, 2002
             Granted                                            --
             Exercised                                          --
                                                ------------------
    Balance outstanding at June 30, 2002                 1,674,953
    Quarter ended September 30, 2002
             Granted                                            --
             Exercised                                          --
                                                ------------------
    Balance outstanding at September 30, 2002            1,674,953
    Quarter ended December 31, 2002
             Granted                                       460,000
             Exercised                                      (2,000)
                                                ------------------
    Balance outstanding at December 31, 2002             2,132,953
                                                ==================

Outstanding warrants are exercisable at prices ranging from $.75 to $5.50.

                         I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 20--STOCK OPTIONS

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

There are 600,000 shares of common stock authorized for issuance under the 2000 plan and 1,200,000 shares of common stock authorized for issuance under the 2001 plan. The number of shares authorized for issuance under the 2001 plan increases automatically on the first day of each year beginning with the year 2002 by an amount equal to the lesser of (a) three percent of the shares of common stock then outstanding and (b) 200,000 shares. As a result, effective January 1, 2002, the number of shares of common stock available for issuance under the 2001 plan increased from 1,000,000 to 1,200,000.

The maximum aggregate number of shares of common stock that can be granted to any individual during any calendar year is 70,000 under the 2000 plan and 80,000 and under the 2001 plan.

         2000 Plan Grants

As of December 31, 2002, an aggregate of 430,134 options were outstanding under the 2000 plan. Exercise prices of these options range from $5.00 to $10.00 per share (depending on the fair market value of the stock on the date of grant).

         2001 Plan Grants

As of December 31, 2002, an aggregate of 841,668 options were outstanding under the 2001 plan. Exercise prices of these options range from $2.75 to $6.25 (depending on fair market value of the stock on the date of grant).

         Non-Plan Stock Option Grants

As of December 31, 2002, the Company had outstanding an aggregate of 439,000 options outside of any stock option plan with exercise prices ranging from $.01 to $10.00 per share (depending on fair market value of the stock on the date of grant).

                         I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 20--STOCK OPTIONS (cont'd)

The table below summaries the activity in the Company's stock option plans for the years ended December 31, 2001 and 2002:


                                                     Non-Qualified          Non-Plan
                              Incentive Options         Options           Non-Qualified            Total
                                                                             Options
   ------------------------- -------------------- -------------------- -------------------- --------------------
   Outstanding as of
   January 1, 2001                       343,000              180,445               89,000              612,445
   Granted                               120,500              346,926              120,000              587,426
                             -------------------- -------------------- -------------------- --------------------
   Outstanding as of
   December 31, 2001                     463,500              527,371              209,000            1,199,871
   Granted                               342,878               95,700              230,000              668,578
   Exercised                                  --              (2,727)                   --              (2,727)
   Forfeited/Expired                    (70,549)             (84,371)                   --            (154,920)
                             -------------------- -------------------- -------------------- --------------------
   Outstanding as of
   December 31, 2002                     735,829              535,973              439,000            1,710,802
                             ==================== ==================== ==================== ====================
   Vesting Dates:
          December 31, 2003              179,342              137,670               75,834              392,846
          December 31, 2004              119,641               27,667               39,168              186,476
          December 31, 2005               68,048               19,335               26,668              114,051
          December 31, 2006               10,000                   --                   --               10,000
          December 31, 2007                   --                   --                   --                   --
                 Thereafter                   --                   --               20,000               20,000


As of December 31, 2002, there were outstanding an aggregate of 987,429 of exercisable plan and non-plan options with exercise prices ranging from $.01 to $10.00.

The weighted average fair value of options granted during the year ended December 31, 2002 amounted to $2,456,385.

For the year ended December 31, 2002 and 2001, the Company recorded $163,000 and $29,741, respectively, of compensation.


NOTE 21--SUBSEQUENT EVENTS

Agreement to Acquire DxCG, Inc.

On November 8, 2002, the Company entered into a merger agreement to acquire DxCG, Inc. for a total purchase price of approximately $10,000,000, of which the Company intended to pay $6,000,000 in cash and $4,000,000 in common stock. Under the terms of this agreement and at the time this agreement was executed, the Company deposited $200,000 into an escrow account. This sum was intended to be released to DxCG if DxCG terminated the merger agreement because the Company failed to satisfy certain conditions to closing, including third party financing for the cash portion of the purchase price. The Company did not secure the financing.

                         I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 21--SUBSEQUENT EVENTS (cont'd)

Related Party Transactions

During February 2003, pursuant to a promissory note, the former Chief Executive Officer of WellComm, now a member of the Company's Board of Directors, advanced $200,000 to the Company for working capital. The loan carries interest at 8% per year and it matures during February 2004.

During the three months ended March 31, 2003, the Company's Chief Executive and Operating Officers, along with certain stockholders advanced the Company $540,000 for working capital. The Company's Chief Executive and Operating Officers have committed to continue to fund the Company until it generates positive cash flow from operations and raises additional funds in the private placement described below, but at least through January 1, 2004.

Private Placement Memorandum

During March 2003, the Company commenced a private placement in order to raise additional funds. The Company is offering to sell up to 1,000,000 Units of equity securities, each consisting of one share of common stock and one warrant to acquire one share of common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There are no changes and disagreements with accountants on accounting or financial disclosure.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

         See the information set forth in the section entitled "Proposal No. 1 Election of Directors" in I-trax's Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended December 31, 2002 (the "2003 Proxy Statement"), which is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         See the information set forth in the section entitled "Executive Compensation" in the 2003 Proxy Statement, which is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         See the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2003 Proxy Statement, which is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See the information set forth in the section entitled "Certain Relationships and Related Transactions" in the 2002 Proxy Statement, which is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

   NUMBER    EXHIBIT TITLE
   ------    -------------

      2.1 Agreement and Plan of Merger dated December 14, 1999 between I-Trax.com, Inc. and Member-Link Systems, Inc. (Incorporated by reference to Exhibit 2.1 to I-Trax.com, Inc.'s Registration Statement on Form 10-SB, Registration No. 000-30275, filed on April 10, 2000.)

      2.2 Form of Agreement and Plan of Merger by and among I-Trax.com, Inc., I-trax, Inc. and I-Trax.com Acquisition Co. (Exhibit A to the prospectus incorporated in I-trax, Inc.'s Registration Statement on Form S-4, Registration No. 333-48862, filed on October 27, 2000.)

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

      3.1 Certificate of Incorporation of I-trax, Inc. filed September 15, 2000 (Incorporated by reference to Exhibit 3.1 to I-trax, Inc.'s Registration Statement on Form S-4, Registration No. 333-48862, filed on October 27, 2000.)

      3.2 Certificate of Amendment to Certificate of Incorporation of I-trax, Inc. filed June 4, 2001. (Incorporated by reference to Exhibit 3.2 to I-trax, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, filed on April 4, 2002.)

      3.3 Certificate of Amendment to Certificate of Incorporation of I-trax, Inc. filed on January 2, 2003.

      3.4 By-laws of I-trax, Inc. (Incorporated by reference to Exhibit 3.2 to I-trax, Inc.'s Registration Statement on Form S-4, Amendment No.1, Registration No. 333-48862, filed on December 22, 2000.)

      4.1 Form of Common Stock certificate of I-trax, Inc.'s Common Stock. (Incorporated by reference to Exhibit 4.1 to I-trax, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, filed on April 4, 2002.)

      4.2 6% Convertible Senior Debenture dated February 4, 2002 issued by I-trax, Inc. to Palladin Opportunity Fund LLC. (Incorporated by reference to Exhibit 4.1 to I-trax, Inc.'s Current Report on Form 8-K, filed on February 8, 2002.)

      10.1 Office Lease dated October 22, 1999 by and between Reston Plaza I & II, LLC and Member-Link Systems, Inc. (Incorporated by reference to
            Exhibit 10.3 to I-Trax.com, Inc.'s Registration Statement on Form 10-SB, Registration No. 000-30275, filed on April 10, 2000.)

      10.2 Amendment Office Lease (Relocation) made as of January 31, 2002 by and between TMT Reston I & II, Inc. (as successor to Reston Plaza I & II, LLC) and I-trax Health Management Solutions, Inc. (as successor to Member-Link Systems, Inc.). (Incorporated by reference to Exhibit 10.2 to I-trax, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, filed on April 4, 2002.)

      10.3 Lease Agreement dated April 10, 2000 between I-Trax.com, Inc. and OLS Office Partners, L.P. (Incorporated by reference to Exhibit 10.1 to I-Trax.com, Inc.'s Quarterly Report Form 10-QSB for the quarter ended June 30, 2000, filed on August 15, 2000.)

      10.4 Lease Agreement dated May 28, 2002, between I-trax, Inc. and F & J Enterprises, Inc. dba Bedford Plaza. (Incorporated by reference to
            Exhibit 10.23 to I-trax, Inc.'s Registration Statement on Form SB-2, Amendment No. 1, Registration No. 333-87134, filed on December 22, 2000.)

      10.5 Contribution and Exchange Agreement dated as of September 22, 2000 by and among I-Trax.com, Inc., I-trax, Inc., iSummit Partners LLC (d/b/a MyFamilyMD), and Stuart Ditchek, A. David Fishman, and Granton Marketing Nederland BV. (Incorporated by reference to
            Exhibit 10.7 to I-trax, Inc.'s Registration Statement on Form S-4, Registration No. 333-48862, filed on October 27, 2000.)

      10.6 Side Letter Agreement dated September 22, 2000 to the Contribution and Exchange Agreement dated as of September 22, 2000 by and among I-Trax.com, Inc., I-trax, Inc., iSummit Partners, LLC (d/b/a MyFamilyMD), and Stuart Ditchek, A. David Fishman, and Granton Marketing Nederland BV. (Incorporated by reference to Exhibit 10.8 to I-trax, Inc.'s Registration Statement on Form S-4, Registration No. 333-48862, filed on October 27, 2000.)

      10.7 Amendment, effective as of February 7, 2001, to the Contribution and Exchange Agreement by and among I-Trax.com, Inc. and I-trax, Inc., on the one hand, and Stuart Ditchek, A. David Fishman, Granton Marketing Nederland BV and iSummit Partners, LLC (d/b/a MyFamilyMD), on the other hand, dated as of September 22, 2000. (Incorporated by reference to Exhibit 10.1 to I-trax, Inc.'s Current Report on Form 8-K, filed on February 22, 2001.)

      10.8 Amendments, effective as of December 31, 2001, to the Contribution and Exchange Agreement by and among I-Trax.com, Inc. and I-trax, Inc., on the one hand, and Stuart Ditchek, A. David Fishman, Granton Marketing Nederland BV and iSummit Partners, LLC (d/b/a MyFamilyMD), on the other hand, dated as of September 22, 2000. (Incorporated by reference to Exhibit 10.7 to I-trax, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, filed on April 4, 2002.)

      10.9 Employment Agreement entered into on September 28, 2000, effective as of January 1, 2000 between I-Trax.com, Inc. and David C. McCormack. (Incorporated by reference to Exhibit 10.15 to I-trax, Inc.'s Registration Statement on Form S-4, Registration No. 333-48862, filed on October 27, 2000.)

      10.10 Employment Agreement effective as of December 29, 2000 between I-trax Health Management Solutions, Inc. (f/k/a I-Trax.com, Inc.) and Frank A. Martin. (Incorporated by reference to Exhibit 10.17 to I-trax Health Management Solutions, Inc. (f/k/a I-Trax.com, Inc.) Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, filed on April 2, 2001.)

      10.11 Employment Agreement effective as of December 29, 2000 between I-trax Health Management Solutions, Inc. (f/k/a I-Trax.com, Inc.) and Gary Reiss. (Incorporated by reference to Exhibit 10.19 to I-trax Health Management Solutions, Inc. (f/k/a I-Trax.com, Inc.) Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, filed on April 2, 2001.)

      10.12 Consulting Agreement dated as of July 1, 2002, as amended, between I-trax, Inc. and William S. Wheeler. (Incorporated by reference to
            Exhibit 10.1 to I-trax, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, filed on November 14, 2002.)

      10.13 I-Trax.com, Inc. 2000 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.16 to I-Trax.com's Registration Statement on Form 10-SB, Registration No. 000-30275.)

      10.14 I-trax, Inc. 2001 Equity Compensation Plan. (Incorporated by reference to Attachment to I-trax's 2001 Preliminary Proxy Statement on Schedule 14A, filed on April 20, 2001.)

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

      10.23 License and Maintenance Agreement dated as of September 30, 2002, between I-trax, Inc. and UICI, Inc. (Incorporated by reference to Exhibit 10.1 to I-trax, Inc.'s Current Report on Form 8-k for filed on October 8, 2002.)

      10.24 Employment Agreement dated as of October 15, 2002 between I-trax Health Management Solutions, Inc. and John Palumbo.

      21    Subsidiaries of I-trax, Inc.

      99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         We filed a current report on Form 8-K with the Securities and Exchange Commission on October 8, 2002 to report the execution of a License and Maintenance Agreement between UICI and us.

         We filed a current report on Form 8-K with the Securities and Exchange Commission on November 5, 2002 to report certain Regulation FD disclosures.

         We filed a current report on Form 8-K with the Securities and Exchange Commission on November 11, 2002 to report certain Regulation FD disclosures.

         We filed a current  report on Form 8-K with the Securities and Exchange
Commission    on   February    12,   2003   to   report   the    dismissal    of
PricewaterhouseCoopers, LLP as our auditors.

         We filed a current report on Form 8-K with the Securities and Exchange Commission on February 19, 2003 to report the engagement of Goldstein Golub Kessler LLP as our auditors.

ITEM 14. CONTROLS AND PROCEDURES

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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 14, 2003.


                             I-TRAX, INC.

                             By:      /s/ Frank A. Martin
                                      -------------------
                                      Frank A. Martin, Chairman and
                                      Chief Executive Officer


                             By:      /s/ Anthony Tomaro
                                      ------------------
                                       Anthony Tomaro, Chief Financial Officer
                                       (Principal Financial and Accounting
                                        Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                Title                                  Date
---------------------                    --------------------------             ----------------

/s/ Frank A. Martin                      Chairman, Chief Executive Officer      April 14, 2003
--------------------
Frank A. Martin                          and Director

/s/ Carol Rehtmeyer                      Director                               April 14, 2003
---------------------
Carol Rehtmeyer

/s/ John Blazek                          Director                               April 14, 2003
---------------------
John Blazek

/s/ David R. Bock.                       Director                               April 14, 2003
---------------------
David R. Bock

---------------------                    Director                               April ___, 2003
Philip D. Green

/s/ David Nash                           Director                               April 14, 2003
---------------------
Dr. Craig A. Jones

/s/ Michael M.E. Johns                   Director                               April 14, 2003
---------------------
Dr. Michael M.E. Johns

---------------------                    Director                               April ___, 2003
Dr. Arthur N. Leibowitz

/s/ John R. Palumbo                      Director                               April 14, 2003
---------------------
John R. Palumbo

/s/ William S. Wheeler                   Director                               April 14, 2003
---------------------
William S. Wheeler


                                  CERTIFICATION


         I, Frank A. Martin, certify that:

      1.    I have reviewed this annual report on Form 10-KSB of I-trax, Inc.

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              Date:    April 14, 2003

                                                       /s/ Frank A. Martin
                                                       -------------------
                                                       Frank A. Martin
                                                       Chief Executive Officer

                                  CERTIFICATION


         I, Anthony Tomaro, certify that:

      1. I have reviewed this annual report on Form 10-KSB of I-trax, Inc.

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                         Date:    April 14, 2003

                                                  /s/ Anthony Tomaro, CPA
                                                  -----------------------
                                                  Anthony Tomaro, CPA
                                                  Chief Financial Officer