Form 10QSB/A
period 2002-03-31
I TRAX INC
filed 2003-05-15
CIK 1110189

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

                              Explanatory Statement


         This amendment amends I-trax, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 20, 2002, to re-characterize the accounting treatment of a convertible debenture sold by I-trax in February 2002 and of a charge for stock options granted to a former employee.

         Except as described above, no other changes have been made to this Quarterly Report on Form 10-QSB. This amendment continues to speak as of the date of the original Quarterly Report on Form 10-QSB, and I-trax has not updated the disclosures contained therein to reflect any events, which occurred at a later date.




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

PART II.   OTHER INFORMATION................................................................................28
         Item 1.           Legal Proceedings................................................................28
         Item 2.           Changes in Securities............................................................28
         Item 3.           Defaults upon Senior Securities..................................................29
         Item 4.           Submission of Matters to a Vote of Security Holders..............................29
         Item 5.           Other Information................................................................29
         Item 6.           Exhibits and Reports on Form 8-K.................................................29



                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements




                                  I-TRAX, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




                                                                                                   Page
                                                                                                   ----
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



                          I-TRAX, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                            ASSETS
                                                                                       March 31,            December 31,
                                                                                          2002                  2001
                                                                                    -----------------     -----------------
Current assets:
     Cash                                                                                 $  754,902            $1,029,208
     Accounts receivables, net                                                               389,782                    --
     Prepaid expenses                                                                        215,865                99,245
     Other current assets                                                                     17,494                 1,915
     Note receivable                                                                          34,937                72,437
                                                                                    -----------------     -----------------
       Total current assets                                                                1,412,980             1,202,805
                                                                                    -----------------     -----------------

Office equipment and furniture, net                                                          513,024               279,635
Goodwill                                                                                   9,536,001             2,224,726
Intangible assets, net                                                                     4,788,421                    --
Debt issuance costs, net                                                                     400,226                    --
Security deposits                                                                             50,412                66,896
                                                                                    -----------------     -----------------

       Total assets                                                                       16,701,064            $3,774,062
                                                                                    ================      =================

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                                     $  685,813            $  619,612
     Accrued expenses                                                                        303,604               276,750
     Credit line payable                                                                     175,000                    --
     Due to officers                                                                         689,598               739,598
     Capital lease payable                                                                    81,451                42,878
     Other current liabilities                                                               134,231                    --
     Deferred revenue                                                                        217,896               148,830
                                                                                    -----------------     -----------------
       Total current liabilities                                                           2,287,593             1,827,668
                                                                                    -----------------     -----------------

Capital lease obligation, net of current portion                                              75,387                55,901
Promissory notes and debenture payable, net of discount                                      488,247               312,327
                                                                                    -----------------     -----------------

       Total liabilities                                                                   2,851,227             2,195,896
                                                                                    -----------------     -----------------


Commitments and contingencies (Note 9)

Stockholders' equity
     Preferred stock - $.001 par value, 2,000,000 shares authorized,
       -0- issued and outstanding                                                                 --                    --
     Common Stock - $.001 par value, 100,000,000 shares authorized,
       46,328,982 and 34,939,466 issued and outstanding, respectively                         46,328                34,939
     Additional paid in capital                                                           37,376,972            22,964,778
     Accumulated deficit                                                                 (23,573,463)          (21,421,551)
                                                                                    -----------------     -----------------
       Total stockholders' equity                                                         13,849,837             1,578,166
                                                                                    -----------------     -----------------

       Total liabilities and stockholders' equity                                        $16,701,064           $ 3,774,062
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


                          I-TRAX, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)



                                                                               Three months          Three months
                                                                                  ended                 ended
                                                                                March 31,             March 31,
                                                                                   2002                  2001
                                                                             -----------------     -----------------

Revenue                                                                          $    406,357          $    189,940
                                                                             -----------------     -----------------

Operating expenses:
     Cost of revenue                                                                  262,165                15,546
     General and administrative                                                     1,565,018             1,605,273
     Research and development                                                         119,500               227,264
     Acquired in process research and development                                          --             1,642,860
     Depreciation and amortization                                                    219,987               102,300
     Marketing and advertising                                                        170,456                66,137
                                                                             -----------------     -----------------
Total operating expenses                                                            2,337,126             3,659,380
                                                                             -----------------     -----------------

Operating loss                                                                     (1,930,769)           (3,469,440)
                                                                             -----------------     -----------------

Other income (expenses):
     Miscellaneous income                                                                  --                 6,636
     Debt issuance costs                                                              (36,384)                   --
     Interest income                                                                       --                 2,161
     Interest expense                                                                (184,759)             (256,582)
                                                                             -----------------     -----------------
Total other income (expenses)                                                        (221,143)             (247,785)
                                                                             -----------------     -----------------


(Loss) before provision for income taxes                                           (2,151,912)           (3,717,225)
                                                                             ----------------      -----------------

Provision for income taxes                                                                 --                    --
                                                                             -----------------     -----------------

Net (loss)                                                                       $ (2,151,912)         $ (3,717,225)
                                                                             =================     =================

Loss per common share:

Basic and diluted                                                                $       (.05)         $       (.17)
                                                                             =================     =================

Weighted average number of shares outstanding:                                     41,595,896            21,429,040
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



                          I-TRAX, INC. AND SUBSIDIARIES
                        STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)



                                                                                                                 Total
                                                     Common Stock             Additional                     Stockholders'
                                             -----------------------------     Paid-in         Accumulated       Equity
                                                Shares          Amount         Capital          Deficit       (Deficiency)
                                             -------------   ------------- ----------------  --------------  ---------------

Balances at December 31, 2001                  34,939,496        $ 34,939     $ 22,964,778   $ (21,421,551)     $ 1,578,166

Fair market value of detachable warrants
   issued in connection with debenture and
   beneficial conversion value                         --              --        1,838,923              --        1,838,923

Issuance of Common Stock and granting of
   options in connection with the
   acquisition of WellComm Group, Inc.          7,440,000           7,440       10,472,560              --       10,480,000

Issuance of Common Stock and warrants as
   consideration for finder fee                   111,000             111          391,299              --          391,410

Sale of Common Stock, net of $7,150 in costs    2,010,000           2,010        1,470,840              --        1,472,850

Issuance of Common Stock and warrants as
   consideration for services rendered             75,000              75          157,125              --          157,200

Issuance of Common Stock in connection with
   exercise of warrants                         1,753,486           1,753           (1,753)             --               --

Issuance of compensatory stock options                 --              --          163,200              --          163,200

Mark-to-market of options granted to
   officers in lieu of canceling note and
   pledge agreement during 2001                        --              --          (80,000)             --          (80,000)

Net loss for the three months ended March
   31, 2002                                            --              --               --      (2,151,912)      (2,151,912)
                                             -------------   ------------- ----------------  --------------  ---------------

Balances at March 31, 2002                     46,328,982        $ 46,328     $ 37,376,972   $ (23,573,463)     $13,849,837
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



                          I-TRAX, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                                 Three months         Three months
                                                                                     ended               ended
                                                                                March 31, 2002       March 31, 2001
                                                                              ------------------   -----------------
Operating activities:
     Net loss                                                                       $(2,151,912)        $(3,717,225)
     Adjustments to reconcile net loss to net cash used for operating activities:
         Accretion of discount on notes payable charged to interest                      96,867             210,331
expense
         Beneficial conversion value of debenture                                        79,054                  --
         Issuance of compensatory stock options                                         163,200                  --
         Amortization of option liability                                               (26,846)
         Depreciation and amortization                                                  256,372             140,307
         Issuance of various securities for services                                    145,344              14,001
         Write-off of in progress research and development acquired
            in iSummit Partners, LLC acquisition                                             --           1,642,860
     Decrease (increase) in:
       Accounts receivable                                                               87,965             170,493
       Prepaid expenses                                                                 (83,468)             14,419
       Other current assets                                                             (15,579)            (11,428)
     (Decrease) increase in:
       Accounts payable                                                                   2,708             114,896
       Accrued expenses                                                                (165,939)            374,197
       Deferred revenue                                                                  69,066            (188,142)
                                                                              ------------------   -----------------
Net cash used for operating activities                                               (1,543,168)         (1,235,291)
                                                                              ------------------   -----------------

Investing activities:
     Proceeds from partial repayment of note receivable                                  37,500                  --
     Deposit on acquisition of intellectual property                                         --            (100,000)
     Proceeds from partial release of security deposit                                   16,484              13,387
     Net cash to acquire WellComm Group, Inc.                                        (2,045,065)                 --
                                                                              ------------------   -----------------
Net cash used for investing activities                                               (1,991,081)            (86,613)
                                                                              ------------------   -----------------

Financing activities:
     Principal payments on capital leases                                               (12,907)            (11,071)
     Proceeds from issuance of promissory notes                                              --             617,809
     Repayment to related party                                                         (50,000)                 --
     Proceeds from related parties                                                           --             475,000
     Proceeds from sale of Common Stock                                               1,472,850             120,000
     Costs in connection with issuance of debenture                                   (150,000)                  --
     Proceeds from issuance of debenture and warrants                                 2,000,000                  --
                                                                              ------------------   -----------------

Net cash provided by financing activities                                             3,259,943           1,201,738
                                                                              ------------------   -----------------

Net (decrease) increase in cash                                                        (274,306)           (120,166)

Cash and cash equivalents at beginning of period                                      1,029,208             132,806
                                                                              ------------------   -----------------

Cash and cash equivalents at end of period                                          $   754,902         $    12,640
                                                                              ==================   =================


Supplemental disclosure of non-cash flow information: Cash paid during the period for:
       Interest                                                                     $      -0-        $        --
                                                                              ==================   =================
       Income taxes                                                                 $       --          $        --
                                                                              ==================   =================

                         (Continued on following page.)

                          I-TRAX, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                         (Continued from previous page.)



                                                                                Three months         Three months
                                                                                    ended               ended
                                                                               March 31, 2002       March 31, 2001
                                                                              ------------------   -----------------
Schedule of non-cash investing activities:
     Issuance of 3,368,000 shares of Common Stock in connection
       with acquisition of MyFamilyMD                                              $        --          $5,254,080
                                                                              ==================   =================

Issuance of 7,440,000 shares of Common Stock and granting of 560,000
     In connection with acquisition of WellComm Group, Inc.                        $ 10,480,000         $       --
                                                                              ==================   =================

Issuance of Common Stock and stock options for finder fee                          $    391,408         $       --
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

As of March 31, 2002, the Company had one wholly owned subsidiary, Health Management, and two single member limited liability companies, iSummit Partners, LLC and WellComm Group, LLC. The Company acquired iSummit Partners, LLC in February 2001. It does not conduct any operations but maintains ownership of certain intellectual property. The Company formed WellComm Group, LLC to conduct the activities of WellComm Group, Inc., which the Company acquired on February 6, 2002 as further described in Note 4. The Company conducts its operation through Health Management and WellComm Group, LLC.


NOTE 2--RESTATEMENT

In connection with the revision of the accounting treatment of a convertible debenture sold by the Company in February 2002, it was determined that the beneficial conversion feature, in the amount of $948,651, should have been accreted to interest expense over the life of the debenture rather than charged in full at the time that the debenture was sold. In addition, it was determined the value of option granted associated with the debt issuance, in the amount of $161,077, should have been recognized as a liability and amortized as a reduction to interest expense over the life of the option. As a result, interest expense for the quarter has decreased by $986,086, and the long-term liability was decreased by $959,240.

Additionally, it was discovered that the Company should have taken a charge to earnings in the amount of $163,200 for certain stock options granted to a former employee.


A summary of the effects of the restatement on the Company's consolidated financial statements as of March 31, 2002 and for the three months then ended are as follows:


                                                                    As of March 31, 2002
                                                              ----------------------------------
              Consolidated balance sheets:                      Previously
                                                                 Reported           Restated
                                                              --------------      --------------

              Total current liabilities                           $ 2,153,362         $ 2,287,593


              Total liabilities                                     3,676,236           2,851,227

              Total stockholders' equity                           13,024,828          13,849,837


                                                              For the three months ended March
                                                                          31, 2002
                                                              ----------------------------------
              Consolidated statements of operations:            Previously
                                                                 Reported           Restated
                                                              --------------      --------------

              Total operating expenses                            $ 2,173,926         $ 2,337,126

              Operating loss                                       (1,767,569)         (1,930,769)

              Total other income (expenses)                        (1,207,229)           (221,143)

              Net loss                                             (2,974,798)         (2,151,912)

              Basic and diluted loss per share                           (.07)               (.05)


                          I-TRAX, INC. AND SUBSIDIARIES
                       NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3--INTERIM RESULTS AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2002, the Company's accumulated deficit was $23,573,463. Additionally, as of March 31, 2002, the Company had a working capital deficiency of $874,613. In addition, the auditor's report on the December 31, 2001 financial statements included a paragraph indicating that there was substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4--ACQUISITION OF WELLCOMM GROUP, INC.

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


NOTE 4--ACQUISITION OF WELLCOMM GROUP, INC. (cont'd)

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


                                              Three months ended
                                                   March 31
                                            2002               2001
                                       --------------      --------------

   Sales                                  $   660,136         $   868,145
                                       ==============      ===============

   Expenses                               $ 2,835,031         $ 4,354,728
                                       ==============      ===============

   Net loss                               $(2,174,895)        $(3,486,583)
                                       ==============      ===============

   Earnings per share:                    $      (.05)        $      (.12)
     Basic and Diluted                 ==============      ===============

   Weighted average shares outstanding:
     Basic and Diluted                     45,180,951          29,429,040
                                       ==============      ===============

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


       Total revenue                                         $   189,940
                                                         ================

       Total expenses                                        $ 3,957,165
                                                         ================

       Net loss                                              $(3,767,225)
                                                         ================

       Pro forma basic and diluted net loss per share               (.16)
                                                         ================

       Weighted average number of shares outstanding          23,113,040
                                                         ================


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


NOTE 8--CONVERTIBLE DEBENTURE

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

                         I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8--CONVERTIBLE DEBENTURE (cont'd)

The Company valued the Warrant at $890, 272 using the Black-Scholes pricing model, and the option at $161,077, thereby allocating a portion of the proceeds from the debt to the Warrant and the option using the relevant fair value of the debt, the warrants, and the option to the actual proceeds from the Debenture. The Company recorded $890,272 as a discount to the Debenture and this amount will be accreted to interest expense over the life of the Debenture. The Company recorded $161,077 as an option liability and this amount will be amortized against interest expense over the life of the option. The Company also recorded $948,651 as a discount to the Debenture representing the beneficial conversion feature of the debenture and that amount will be amortized to interest expense over the life of the Debenture. The beneficial conversion value generally represents the difference between the fair market value of the common stock on the date the Debenture was sold and the amount of proceeds characterized as debt divided by the number of shares the face amount of the Debenture ($2,000,000) would be convertible into (2,000,000 shares). For the three-month period ended March 31, 2002, amortization and accretion on these items was as follows:
$79,054 associated with the beneficial conversion feature; $74,189 associated with the value of the warrants; and $26,846 associated with the option liability. Lastly, in connection with facilitating the transaction with Palladin, the Company recorded $416,610 of debt issuance costs comprised of $130,000, 31,000 shares of common stock and a warrant to acquire 200,000 shares at $1.00 per share to an unrelated party. These costs will be amortized over the life of the Debenture. For the three months ended March 31, 2002, amortization expense amounted to $16,384.


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

         Non-Plan Stock Option Grants

Through March 31, 2002, the Company has granted an aggregate of 855,000 options outside of any stock option plan with exercise prices ranging from $0.55 to $2.00 per share (depending on fair market value of the stock on the date of grant). For the quarter ended March 31, 2002, the Company charged operations for $163,200 related to the issuance of options to a former employee.

                         I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 10--STOCKHOLDERS' EQUITY (cont'd)

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

For the quarter ended March 31, 2002, the Company charged operations for $163,200 related to the issuance of options to a former employee.

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

NOTE 11--NEW ACCOUNTING PRONOUNCEMENTS

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


NOTE 12--SUBSEQUENT EVENT

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

         Our financial statements have been prepared assuming that it will continue as a going concern. As of March 31, 2002, our working capital deficiency was $874,613. During the past two years, cash flow deficits from operations have amounted to approximately $400,000 per month. Through March 31, 2002 and the date of this report, we has been able to finance these deficits. Most recently, we secured financing from unrelated parties, and in the past, from our Chief Executive Officer, a Member of our Office of the President and other employees. In the near future, additional cash will be required to enable us to continue the development of our core products to meet customer demand, liquidate our short-term liabilities and continue to implement our marketing strategy. We are optimistic that we will be able to raise additional capital to fund these initiatives and also to fund cash flow deficits; however, there can be no assurance that we will be able to do so.

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

         General and administrative expenses decreased 3% from $1,605,273 for the three months ended March 31, 2001 to $1,565,018 for the three months ended March 31, 2002, even though the expenses for the quarter ended March 31, 2002 include approximately $197,000 of expenses assumed by us as a result of our acquisition of WellComm. The net decrease is primarily attributable to our personnel reductions and stringent budgetary controls implemented in the fourth quarter of 2001. We anticipate that for the balance of 2002, our spending will increase slightly from that in the quarter ended March 31, 2002 because this quarter reflects only two months of

WellComm's expenses. We believe that with the addition of WellComm's personnel, we have the resources to handle increased revenue with minimal incremental costs.

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

         Interest expense for the three months ended March 31, 2002 amounted to $184,759 decreasing by $71,823 or 28% from $256,582. For the quarter ended March 31, 2002, interest expense includes the amortization and accretion on items related to the $2,000,000 Debenture as follows: $79,054 associated with the beneficial conversion feature; $74,189 associated with the value of the warrants; and $26,846 associated with the option liability.

         Our net loss amounted to $2,151,912 for the quarter ended March 31, 2002 as compared to a loss of $3,717,225 for the three months ended March 31, 2001. For the quarter ended March 31, 2001, we incurred a one-time charge of $1,600,000 on account of acquired in process research and development in the acquisition of iSummit.

Liquidity and Capital Resources

         Working Capital Deficiency

         We ended the quarter with approximately $760,000 in cash on our balance sheet. As of March 31, 2002, we had a working capital deficiency of $874,613. Since March 31, 2002, we have raised an additional $570,000 through May 15, 2002. We are optimistic, although no assurances exist, that if we require additional funding before our operations produce positive cash flow, we will raise such funding.

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

         As of March 31, 2002, our current liabilities were approximately $2,288,000, of which approximately $700,000 is due to Messrs. Martin and Reiss for which no repayment terms have been established. We do not expect to pay management loans until we begins to generate cash flows from operations and obtain the consent of Palladin pursuant to the terms of the Debenture and related documents. The remainder of current liabilities of approximately $1,450,000 is made up, primarily, of trade payables of approximately $685,000, accrued expenses of approximately $303,000, $175,000 credit line payable which was assumed with the acquisition of WellComm and approximately $220,000 of deposits on future contracts. We have good relationships with our vendors.

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


                                      I-TRAX, INC.

Date: May 13, 2003                    By: /s/  Frank A. Martin
                                          ------------------------------
                                           Name:   Frank A. Martin
                                           Title:  Chief Executive Officer