Form 10QSB/A
period 2002-06-30
I TRAX INC
filed 2003-05-15
CIK 1110189

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

                              Explanatory Statement


         This amendment amends I-trax, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 13, 2002, to re-characterize the accounting treatment of a convertible debenture sold by I-trax in February 2002 and of a charge for stock options granted to a former employee.

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










                                                       INDEX



                                                                                                         Page No.

PART I.   FINANCIAL INFORMATION..............................................................................3

         Item 1.           Financial Statements .............................................................3

         Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations........................................................21

PART II.   OTHER INFORMATION................................................................................30

         Item 1.           Legal Proceedings................................................................30

         Item 2.           Changes in Securities............................................................30

         Item 3.           Defaults upon Senior Securities..................................................30

         Item 4.           Submission of Matters to a Vote of Security Holders..............................30

         Item 5.           Other Information................................................................31

         Item 6.           Exhibits and Reports on Form 8-K.................................................31


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





                                                 I-TRAX, INC. AND SUBSIDIARIES
                                                       BALANCE SHEETS
                                                         (UNAUDITED)

                                                            ASSETS
                                                                                        June 30,           December 31,
                                                                                          2002                 2001
                                                                                     ----------------    -----------------
Current assets:
     Cash                                                                                 $   83,389          $ 1,029,208
     Accounts receivables, net                                                               497,022                   --
     Prepaid expenses                                                                         49,474               99,245
     Other current assets                                                                      4,800                1,915
     Note receivable                                                                          15,000               72,437
                                                                                     ----------------    -----------------
       Total current assets                                                                  649,685            1,202,805
                                                                                     ----------------    -----------------

Office equipment, furniture and leasehold improvements, net                                  474,849              279,635
Goodwill                                                                                   9,536,001            2,224,726
Intangible assets, net                                                                     4,302,647                   --
Debt issuance costs, net                                                                     345,650                   --
Security deposits                                                                             35,071               66,896
                                                                                     ----------------    -----------------

       Total assets                                                                     $ 15,343,903          $ 3,774,062
                                                                                     ================    =================


                                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                                    $   742,773           $  619,612
     Accrued expenses                                                                        526,152              276,750
     Credit line payable                                                                     300,000                   --
     Due to officers                                                                         674,598              739,598
     Capital lease payable                                                                    75,533               42,878
     Other current liabilities                                                                93,962                   --
     Deferred revenue                                                                        365,393              148,830
                                                                                     ----------------    -----------------
       Total current liabilities                                                           2,778,411            1,827,668
                                                                                     ----------------    -----------------

Capital lease obligation, net of current portion                                              55,900               55,901
Promissory notes and debenture payable, net of discount                                      740,792              312,327
                                                                                     ----------------    -----------------

       Total liabilities                                                                   3,575,103            2,195,896
                                                                                     ================    =================


Commitments and contingencies (Note 9)

Stockholders' equity
     Preferred stock - $.001 par value, 2,000,000 shares authorized,
       -0- issued and outstanding                                                                 --                   --
     Common stock - $.001 par value, 100,000,000 shares authorized,
       46,956,452 and 34,939,466 issued and outstanding, respectively                         46,956               34,939
     Additional paid in capital                                                           37,686,368           22,964,778
     Accumulated deficit                                                                 (25,964,524)         (21,421,551)
                                                                                     ----------------    -----------------
       Total stockholders' equity                                                         11,768,800            1,578,166
                                                                                     ----------------    -----------------

       Total liabilities and stockholders' equity                                       $ 15,343,903          $ 3,774,062
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





                                                  I-TRAX, INC. AND SUBSIDIARIES
                                                     STATEMENTS OF OPERATIONS
                                        FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                                            (UNAUDITED)



                                                                               Three months          Three months
                                                                                  ended                 ended
                                                                                 June 30,              June 30,
                                                                                   2002                  2001
                                                                             -----------------     -----------------

Revenue
     Technology licenses                                                          $   135,000           $   270,470
     Services                                                                         463,660                    --
                                                                             -----------------     -----------------
Total revenue                                                                         598,660               270,470
                                                                             -----------------     -----------------

Operating expenses:
     Cost of revenue                                                                  365,153                20,578
     General and administrative                                                     1,376,290             1,516,827
     Research and development                                                         103,320               123,059
     Depreciation and amortization                                                    627,535               179,517
     Marketing and advertising                                                        156,636                39,229
                                                                             -----------------     -----------------
Total operating expenses                                                            2,628,934             1,879,210
                                                                             -----------------     -----------------

Operating loss                                                                     (2,030,274)           (1,608,740)
                                                                             -----------------     -----------------

Other income (expenses):
     Miscellaneous income                                                                  --                    --
     Amortization of debt and conversion costs                                        (54,576)             (869,168)
     Interest income                                                                       --                15,322
     Interest expense                                                                (306,211)             (146,748)
                                                                             -----------------     -----------------
Total other income (expenses)                                                        (360,787)           (1,000,594)
                                                                             -----------------     -----------------


(Loss) before provision for income taxes                                           (2,391,061)           (2,609,334)
                                                                             -----------------     -----------------

Provision for income taxes                                                                 --                    --
                                                                             -----------------     -----------------

Net (loss)                                                                       $ (2,391,061)         $ (2,609,334)
                                                                             =================     =================

Loss per common share:

Basic and diluted                                                                  $     (.05)           $     (.11)
                                                                             =================     =================

Weighted average number of shares outstanding:                                     46,535,820            23,821,568
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






                                            I-TRAX, INC. AND SUBSIDIARIES
                                               STATEMENTS OF OPERATIONS
                                   FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                                    (UNAUDITED)



                                                                             Six months ended      Six months ended
                                                                                 June 30,              June 30,
                                                                                   2002                  2001
                                                                             -----------------     -----------------

Revenue
     Technology licenses                                                          $   179,500           $   460,410
     Services                                                                         825,517                    --
                                                                             -----------------     -----------------
Total revenue                                                                       1,005,017               460,410
                                                                             -----------------     -----------------

Operating expenses:
     Cost of revenue                                                                  627,318                36,124
     General and administrative                                                     2,941,308             3,095,749
     Research and development                                                         222,820               350,323
     Acquired in process research and development                                          --             1,642,860
     Depreciation and amortization                                                    847,522               281,817
     Marketing and advertising                                                        327,092               105,366
                                                                             -----------------     -----------------
Total operating expenses                                                            4,966,060             5,512,239
                                                                             -----------------     -----------------

Operating loss                                                                     (3,961,043)           (5,051,829)
                                                                             -----------------     -----------------

Other income (expenses):
     Miscellaneous income                                                                  --                 6,636
     Amortization of debt and conversion costs                                        (90,960)             (869,168)
     Interest income                                                                       --                17,483
     Interest expense                                                                (490,970)             (429,681)
                                                                             -----------------     -----------------
Total other income (expenses)                                                        (581,930)           (1,274,730)
                                                                             -----------------     -----------------


(Loss) before provision for income taxes                                           (4,542,973)           (6,326,559)
                                                                             -----------------     -----------------

Provision for income taxes                                                                 --                    --
                                                                             -----------------     -----------------

Net (loss)                                                                       $ (4,542,973)         $ (6,326,559)
                                                                             =================     =================

Loss per common share:

Basic and diluted                                                                  $     (.10)           $     (.28)
                                                                             =================     =================
Weighted average number of shares outstanding:                                     43,911,518            22,609,279
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






                                            I-TRAX, INC. AND SUBSIDIARIES
                                           STATEMENT OF STOCKHOLDERS' EQUITY
                                         FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                                      (UNAUDITED)



                                                                                                                 Total
                                                     Common Stock            Additional                      Stockholders'
                                             -----------------------------     Paid-in        Accumulated        Equity
                                                Shares          Amount         Capital          Deficit       (Deficiency)
                                             -------------   ------------- ----------------  --------------  ---------------

Balances at December 31, 2001                  34,939,466        $ 34,939     $ 22,964,778   $ (21,421,551)    $  1,578,166

Fair market value of detachable warrants
   issued in connection with debenture and
   beneficial conversion value                         --              --        1,838,923              --        1,838,923

Issuance of Common Stock and granting of
   options in connection with the
   acquisition of WellComm Group, Inc.          7,440,000           7,440       10,472,560              --       10,480,000

Issuance of Common Stock and warrants as
   consideration for finder fee                   111,000             111          391,297              --          391,408

Sale of Common Stock, net of $7,150 in costs    2,637,500           2,638        1,940,838              --        1,943,476

Issuance of Common Stock and warrants as
   consideration for services rendered             75,000              75          126,525              --          126,600

Issuance of Common Stock in connection with
   exercise of warrants (see Note 6)            1,753,486           1,753           (1,753)             --               --

Issuance of compensatory stock options                 --              --          163,200              --          163,200

Mark-to-market of options granted to
   officers in lieu of canceling note and
   pledge agreement during 2001                        --              --         (210,000)             --         (210,000)

Net loss for the six months ended June 30,
   2002                                                --              --               --      (4,542,973)      (4,542,973)
                                             -------------   ------------- ----------------  --------------  ---------------

Balances at June 30, 2002                      46,956,452       $  46,956     $ 37,686,368   $ (25,964,524)    $ 11,768,800
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




                                                   I-TRAX, INC. AND SUBSIDIARIES
                                                      STATEMENTS OF CASH FLOWS
                                            FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                                           (UNAUDITED)

                                                                                  Six months         Six months
                                                                                     ended              ended
                                                                                 June 30, 2002      June 30, 2001
                                                                                ----------------   ----------------
Operating activities:
     Net loss                                                                     $  (4,542,973)     $  (6,326,559)
     Adjustments to reconcile net loss to net cash used for operating activities:
         Accretion of discount on notes payable charged to interest                     230,830            384,696
expense
         Beneficial conversion value of debenture                                       197,636                 --
         Issuance of compensatory stock options                                         163,200
         Amortization of option liability                                               (67,115)
         Depreciation and amortization                                                  847,522            358,257
         Amortization of debt and conversion costs                                       90,960                 --
         Issuance of securities for services, net of marked to market
            adjustments                                                                 (83,400)           907,409
         Write-off of in progress research and development acquired
            in iSummit Partners, LLC acquisition                                             --          1,642,860
     Decrease (increase) in:
       Accounts receivable                                                              (19,275)            69,314
       Prepaid expenses                                                                  82,923             21,038
       Other current assets                                                             (20,525)             4,581
     (Decrease) increase in:
       Accounts payable                                                                  59,668            207,027
       Accrued expenses                                                                  56,609            480,063
       Deferred revenue                                                                 216,563           (188,922)
                                                                                ----------------   ----------------
Net cash used for operating activities                                               (2,787,377)        (2,440,236)
                                                                                ----------------   ----------------

Investing activities:
     Proceeds from partial repayment of note receivable                                  52,500                 --
     Deposit on acquisition of intellectual property                                                      (100,000)
     Cash used to acquire property and equipment                                        (12,866)                --
     Proceeds from partial release of security deposit                                   31,825             53,388
     Net cash to acquire WellComm Group, Inc.                                        (2,045,065)                --
                                                                                ----------------   ----------------
Net cash used for investing activities                                               (1,973,606)           (46,612)
                                                                                ----------------   ----------------

Financing activities:
     Principal payments on capital leases                                               (38,312)           (17,120)
        Proceed from credit line payable                                                125,000                 --
     Proceeds from issuance of promissory notes                                              --            692,809
     Repayment to related party                                                         (65,000)         (480,000)
     Proceeds from related parties                                                           --            855,000
     Proceeds from issuance of convertible promissory notes                                                270,000
     Proceeds from sale of Common Stock                                               1,943,476          1,100,000
     Costs in connection with issuance of debenture                                    (150,000)                --
     Proceeds from issuance of debenture and warrants                                 2,000,000                 --
                                                                                ----------------   ----------------

Net cash provided by financing activities                                             3,815,164          2,420,689
                                                                                ----------------   ----------------

Net decrease in cash                                                                   (945,819)           (66,159)

Cash and cash equivalents at beginning of period                                      1,029,208            132,806
                                                                                ----------------   ----------------

Cash and cash equivalents at end of period                                          $    83,389        $    66,647
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

NOTE 2--RESTATEMENT

In connection with the revision of the accounting treatment of a convertible debenture sold by the Company in February 2002, it was determined that the beneficial conversion feature, in the amount of $948,651, should have been accreted to interest expense over the life of the debenture rather than charged in full at the time that the debenture was sold. In addition, it was determined the value of option granted associated with the debt issuance, in the amount of $161,077, should have been recognized as a liability and amortized as a reduction to interest expense over the life of the option. As a result, interest expense for the quarter has increased by $68,572, and the long-term liability was decreased by $850,399.

Additionally, it was discovered that the Company should have taken a charge to earnings in the amount of $163,200 for certain stock options granted to a former employee in the first quarter of the year.

A summary of the effects of the restatement on the Company's consolidated financial statements as of June 30, 2002 and for the three and six months then ended are as follows:

                                                As of June 30, 2002
      Consolidated balance sheets:          Previously
                                             Reported           Restated
                                         ---------------     ---------------

       Total current liabilities              $ 2,684,449         $ 2,778,411


           Total liabilities                    4,331,540           3,575,103

       Total stockholders' equity              11,012,363          11,768,800


                                          For the three months ended               For the six months ended
                                                 June 30, 2002                           June 30, 2002

                                        --------------------------------       --------------------------------
Consolidated statements of operations:    Previously                             Previously
                                           Reported          Restated             Reported          Restated
                                        --------------     -------------       ----------------     -------------

Total operating expenses                        $    --           $    --             $4,802,860        $4,966,060

Operating loss                                       --                --             (3,797,843)       (3,961,043)

Total other income (expenses)                  (292,215)         (360,787)            (1,499,444)         (581,930)

Net loss                                     (2,322,489)       (2,391,061)            (5,297,287)      (4,542,9732)

Basic and diluted loss per share                   (.04)             (.05)                  (.12)             (.10)



                          I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 3--INTERIM RESULTS AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. However, as of June 30, 2002, the Company's accumulated deficit was $25,964,524 and its working capital deficiency was $2,128,726. In addition, the Company has had negative cash flows from operations of $4,900,000 and $4,600,000 for the years ended December 31, 2001 and 2000, respectively, and $2,800,000 for the six months ended June 30, 2002. As a result of these factors, the auditor's report on the December 31, 2001 financial statements included a paragraph indicating that there was substantial doubt about the Company's ability to continue as a going concern.

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


                                         Three months                   Six months ended
                                        ended June 30,                      June 30,
                                              2001                 2002                 2001
                                       -----------------      ----------------     ----------------

Sales                                       $  2,491,291         $  1,258,819         $  3,359,436
                                       =================     ================    =================
Expenses                                    $  3,958,973         $  5,786,062         $  8,313,700
                                       =================     ================    =================
Net loss                                    $ (1,467,682)        $ (4,527,243)        $ (4,954,264)
                                       =================     ================    =================

Earnings per share:                         $       (.05)        $       (.10)        $       (.16)
                                       =================     ================    =================
Basic and Diluted

Weighted average shares outstanding:          29,429,040           46,956,482           30,609,279
                                       =================      ================     =================
     Basic and Diluted



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

                                                          Three months       Six months
                                                              ended             ended
                                                          June 30, 2001     June 30, 2001
                                                         ----------------  ----------------

       Total revenue                                          $  270,470       $   460,410
                                                         ================  ================

       Total expenses                                        $ 2,929,804      $  6,836,969
                                                         ================  ================

       Net loss                                             $ (2,659,334)     $ (6,376,559)
                                                         ================  ================

       Pro forma basic and diluted net loss per share          $    (.12)       $     (.27)
                                                         ================  ================

       Weighted average number of shares outstanding          22,851,084        23,821,568
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

                          I-TRAX, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 8--CONVERTIBLE DEBENTURE (cont'd)

The Company valued the Warrant at $890, 272 using the Black-Scholes pricing model, and the option at $161, 077, thereby allocating a portion of the proceeds from the debt to the Warrant and the option using the relevant fair value of the debt, the warrants, and the option to the actual proceeds from the Debenture. The Company recorded $890,272 as a discount to the Debenture and this amount will be accreted to interest expense over the life of the Debenture. The Company recorded $161,077 as an option liability and this amount will be amortized against interest expense over the life of the option. The Company also recorded $948,651 as a discount to the Debenture representing the beneficial conversion feature of the Debenture and that amount will be amortized to interest expense over the life of the Debenture. The beneficial conversion value generally represents the difference between the fair market value of the common stock on the date the Debenture was sold and the amount of proceeds characterized as debt divided by the number of shares the face amount of the Debenture ($2,000,000) would be convertible into (2,000,000 shares). For the three-month period ended June 30, 2002, amortization and accretion on these items was as follows:
$118,582 associated with the beneficial conversion feature; $111,284 associated with the value of the warrants; and $40,269 associated with the option liability. For the six-month period ended June 30, 2002 amortization and accretion on these items was as follows: $197,636 associated with the beneficial conversion feature; $185,473 associated with the value of the warrants; and $67,115 associated with the option liability. Lastly, in connection with facilitating the transaction with Palladin, the Company recorded $416,610 of debt issuance costs comprised of $130,000, 31,000 shares of common stock and a warrant to acquire 200,000 shares at $1.00 per share to an unrelated party. These costs will be amortized over the life of the Debenture. For the three and six-months ended June 30, 2002, amortization expense amounted to $54,576 and $70,960 respectively.

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

         2001 Plan Grants

Through June 30, 2002, the Board has granted an aggregate of 3,545,132 options under 2001 plan. During the quarter ended June 30, 2002, the Company granted 80,000 options to employees at fair market value. Exercise prices of options outstanding under 2001 Plan range from $0.55 to $1.25 (depending on fair market value of the stock on the date of grant).

         Non-Plan Stock Option Grants

Through June 30, 2002, the Company has granted an aggregate of 855,000 options outside of any stock option plan with exercise prices ranging from $0.55 to $2.00 per share (depending on fair market value of the stock on the date of grant). For the six-month period ended June 30, 2002, the Company charged operations for $163,200 related to the issuance of options to a former employee.

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

For the six-month period ended June 30, 2002, the Company charged operations for $163,200 related to the issuance of options to a former employee.

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

The changes in the carrying amount of goodwill for the six months June 30, 2002, is as follows:


                                              Total
                                          -----------------

Balance as of January 1, 2002                 $  2,224,726
Goodwill acquired during the six months          7,311,275
Impairment losses                                       --
                                          -----------------
Balance as of June 30, 2002                   $  9,536,001
                                          =================

The components of identifiable intangible assets, which are included as a separate line item on the consolidated balance sheet, are as follow:

                                                 As of June 30, 2002
                                         ------------------------------------
                                         Gross Carrying        Accumulated
                                             Amount           Amortization
                                         ----------------    ----------------
       Amortized intangible assets:

           Non-compete covenants                 1,370,000            (142,710)
           Customer relationships                3,586,707            (511,350)
                                           ----------------    ----------------
              Total                           $  4,956,707         $  (654,060)
                                           ================    ================


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





NOTE 11--NEW ACCOUNTING PRONOUNCEMENTS (cont'd)

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

NOTE 12--SUBSEQUENT EVENTS

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

         Our financial statements have been prepared assuming that it will continue as a going concern. However, as of June 30, 2002, our working capital deficiency was $2,128,726. Further, during the past two years, cash flow deficits from operations have amounted to approximately $400,000 per month. Through June 30, 2002 and the date of this report, we have been able to finance these deficits. Most recently, such deficits were financed by sale of Common Stock to unrelated parties and loans by certain key executives. Past deficits were financed by sales of Common Stock and loans by our Chief Executive Officer, a Member of our Office of the President and other employees. We expect that in the near future additional cash will be required to fund these deficits and enable us to continue the development of our core products to meet customer demand, liquidate our short-term liabilities and continue to implement our marketing strategy. We are optimistic that we will be able to raise additional capital to fund these initiatives and to fund our cash flow deficits, however, there can be no assurance that we will be able to do so.

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

         Three Months Ended June 30, 2002 Compared To Three Months Ended June 30, 2001

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

         Interest expense for the three months ended June 30, 2002 amounted to $306,211 increasing by $159,463 or 109% from $146,748. For the three-month period ended June 30, 2002, interest expense includes the amortization and accretion on items related to the $2,000,000 Debenture as follows: $118,582 associated with the beneficial conversion feature; $111,284 associated with the value of the warrants; and $40,269 associated with the option liability.

         Our net loss amounted to $2,391,061 for the quarter ended June 30, 2002 as compared to a loss of $2,609,334 for the three months ended June 30, 2001 a decrease of 8%. The loss for the three months ended June 30, 2001 included a non-recurring charge of $869,168 for the conversion of certain debt to equity. Accordingly, excluding such non-recurring charge, our loss for the three months ended June 30, 2001 would have been $1,740,166 versus $2,322,489 for the current quarter. The increase in the loss from quarter to quarter is primarily a direct result of additional amortization expense for the current quarter relating intangible assets acquired from WellComm.

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

         General and administrative expenses decreased 5% from $3,095,749 for the six months ended June 30, 2001 to $ 2,941,308 for the six months ended June 30, 2002, which includes approximately $200,000 of expenses assumed by us as a result of our acquisition of WellComm. The net decrease is primarily attributable to personnel reductions and stringent budgetary controls implemented in the fourth quarter of 2001 and a $210,000 expense reduction for marking to market certain options granted to key executives. We do not anticipate increasing spending in 2002. We believe that with the addition of WellComm's personnel, we have the resources to handle increased revenue with minimal incremental costs.

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

         Interest expense for the six months ended June 30, 2002 amounted to $490,970 increasing by $61,289, or 14% from $429,681 for the six months ended June 30, 2001. For the six-month period ended June 30, 2002 interest expense includes the amortization and accretion on items related to the $2,000,000 debenture as follows: $197,636 associated with the beneficial conversion feature; $185,473 associated with the value of the warrants; and $67,115 associated with the option liability.

         Our net loss amounted to $4,542,973 for the six months ended June 30, 2002 as compared to a loss of $6,326,559 for the six months ended June 30, 2001, a decrease of 28%. For both periods, we had significant transaction related charges. For the six months ended June 30, 2001, we incurred a one-time charge of $1,642,860 on account of acquired in process research and development in the iSummit acquisition and $869,168 for certain securities issuances and conversion costs.

Liquidity and Capital Resources

         Working Capital Deficiency

         We ended the quarter with approximately $83,000 in cash on our balance sheet. As of June 30, 2002, we had a working capital deficiency of $2,128,726. Since June 30, 2002, we have been advanced, by certain principal executive officers $350,000 through July 31, 2002. In order to meet our immediate cash shortfall, we have begun the process of establishing a credit line, which we expect will be guaranteed by certain of our principal executive officers.

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

         As of June 30, 2002, our current liabilities were approximately $2,778,000, of which approximately $700,000 is due to Messrs. Martin and Reiss for which no repayment terms have been established. We do not expect to repay management loans until we begin to generate cash flows from operations and obtain the consent of Palladin pursuant to the terms of the Debenture and related documents. The remainder of current liabilities of approximately $1,985,000 is made up, primarily, of trade payables of approximately $743,000, accrued expenses of approximately $526,000, $300,000 credit line payable, which was assumed with the acquisition of WellComm, and approximately $365,000 of deposits on future contracts. We have good relationships with all of our vendors.

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

Item 4.   Submission of Matters to a Vote of Security Holders

         We held our annual meeting of stockholders in Philadelphia, Pennsylvania on May 22, 2002. Of the 46,358,856 shares outstanding as of the record date, 33,650,887 shares were present or represented by proxy at the meeting. At this meeting the following actions were voted upon:

         (1) To elect the following directors to serve for a term ending upon the 2003 Annual Meeting of Stockholders or until their successors are elected and qualified:


                                                  For           Against
                                            --------------------------------
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