Form 10QSB/A
period 2002-09-30
I TRAX INC
filed 2003-05-15
CIK 1110189

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

                              Explanatory Statement


         This amendment amends I-trax, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, to re-characterize the accounting treatment of a convertible debenture sold by I-trax in February 2002 and of a charge for stock options granted to a former employee.

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

         Item 3.           Controls and Procedures..........................................................33

PART II.   OTHER INFORMATION................................................................................34

         Item 1.           Legal Proceedings................................................................34

         Item 2.           Changes in Securities............................................................34

         Item 3.           Defaults upon Senior Securities..................................................34

         Item 4.           Submission of Matters to a Vote of Security Holders..............................34

         Item 5.           Other Information................................................................34

         Item 6.           Exhibits and Reports on Form 8-K.................................................34





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







                                                     I-TRAX, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                              (UNAUDITED)


                                                            ASSETS
                                                                                      September 30,        December 31,
                                                                                           2002                2001
                                                                                       (unaudited)
                                                                                     -----------------   -----------------
Current assets:
     Cash                                                                                 $ 2,456,156         $ 1,029,208
     Accounts receivables, net                                                                302,889                  --
     Prepaid expenses                                                                         151,046              99,245
     Other current assets                                                                      10,356               1,915
     Note receivable                                                                               --              72,437
                                                                                     -----------------   -----------------
       Total current assets                                                                 2,920,447           1,202,805
                                                                                     -----------------   -----------------

Office equipment, furniture and leasehold improvements, net                                   568,507             279,635
Goodwill                                                                                    9,536,001           2,224,726
Intangible assets, net                                                                      3,910,211                  --
Debt issuance costs, net                                                                      291,074                  --
Security deposits                                                                              37,067              66,896
                                                                                     -----------------   -----------------

       Total assets                                                                      $ 17,263,307         $ 3,774,062
                                                                                     =================   =================


                                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                                       $ 936,723          $  619,612
     Accrued expenses                                                                         582,497             276,750
     Credit line payable                                                                      300,000                  --
     Due to related parties                                                                 1,374,598             739,598
     Capital lease payable                                                                      4,281              42,878
     Other current liabilities                                                                 53,692                  --
     Deferred revenue                                                                       2,816,893             148,830
                                                                                     -----------------   -----------------
       Total current liabilities                                                            6,068,684           1,827,668
                                                                                     -----------------   -----------------

Capital lease obligation, net of current portion                                              196,919              55,901
Promissory notes and debenture payable, net of discount                                       993,335             312,327
                                                                                     -----------------   -----------------

       Total liabilities                                                                    7,258,938           2,195,896
                                                                                     =================   =================


Commitments and contingencies (Note 10)

Stockholders' equity
     Preferred stock - $.001 par value, 2,000,000 shares authorized,
       -0- issued and outstanding                                                                  --                  --
     Common stock - $.001 par value, 100,000,000 shares authorized,
     46,956,452 and 34,939,466 issued and outstanding, respectively                            46,956              34,939
     Additional paid in capital                                                            37,617,568          22,964,778
     Accumulated deficit                                                                  (27,660,155)        (21,421,551)
                                                                                     -----------------   -----------------
       Total stockholders' equity                                                          10,004,369           1,578,166
                                                                                     -----------------   -----------------

       Total liabilities and stockholders' equity                                        $ 17,263,307         $ 3,774,062
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





                                                     I-TRAX, INC. AND SUBSIDIARIES
                                                       STATEMENTS OF OPERATIONS
                                        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                                              (UNAUDITED)



                                                                               Three months          Three months
                                                                                  ended                 ended
                                                                              September 30,         September 30,
                                                                                   2002                  2001
                                                                             -----------------     -----------------

Revenue
     Technology licenses                                                          $   366,340           $   127,726
     Services                                                                         405,160                    --
                                                                             -----------------     -----------------
Total revenue                                                                         771,500               127,726
                                                                             -----------------     -----------------

Operating expenses:
     Cost of revenue                                                                  324,923                46,107
     General and administrative                                                     1,313,140             1,356,426
     Research and development                                                          97,400               115,831
     Depreciation and amortization                                                    349,714               179,517
     Marketing and advertising                                                         39,413                35,229
                                                                             -----------------     -----------------
Total operating expenses                                                            2,124,590             1,733,110
                                                                             -----------------     -----------------

Operating loss                                                                     (1,353,090)           (1,605,384)
                                                                             -----------------     -----------------

Other income (expenses):
     Miscellaneous income                                                                  --                 2,168
     Amortization of debt and conversion costs                                        (54,576)                   --
     Interest income                                                                       --                13,766
     Interest expense                                                                (287,965)              (64,037)
                                                                             -----------------     -----------------
Total other income (expenses)                                                        (342,541)              (48,103)
                                                                             -----------------     -----------------


(Loss) before provision for income taxes                                           (1,695,631)           (1,653,487)
                                                                             -----------------     -----------------

Provision for income taxes                                                                 --                    --
                                                                             -----------------     -----------------

Net (loss)                                                                         (1,695,631)           (1,653,487)
                                                                             ==================    =================

Loss per common share:

Basic and diluted                                                                        (.04)                 (.05)
                                                                             ==================    =================

Weighted average number of shares outstanding:                                     46,956,852            29,749,306
                                                                             ==================    =================



    See accompanying notes to consolidated financial statements (unaudited).




                                                     I-TRAX, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                                              (UNAUDITED)



                                                                               Nine months           Nine months
                                                                                  ended                 ended
                                                                              September 30,         September 30,
                                                                                   2002                  2001
                                                                             -----------------     -----------------

Revenue
     Technology licenses                                                           $  545,840            $  588,136
     Services                                                                       1,230,677                    --
                                                                             -----------------     -----------------
Total revenue                                                                       1,776,517               588,136
                                                                             -----------------     -----------------

Operating expenses:
     Cost of revenue                                                                  952,241                82,231
     General and administrative                                                     4,254,448             4,452,175
     Research and development                                                         320,220               466,154
     Acquired in process research and development                                                         1,642,860
     Depreciation and amortization                                                  1,197,236               461,334
     Marketing and advertising                                                        366,505               140,595
                                                                             -----------------     -----------------
Total operating expenses                                                            7,090,650             7,245,349
                                                                             -----------------     -----------------

Operating loss                                                                     (5,314,133)           (6,657,213)
                                                                             -----------------     -----------------

Other income (expenses):
     Miscellaneous income                                                                  --                 8,804
     Amortization of debt and conversion costs                                       (145,536)             (869,168)
     Interest income                                                                       --                31,249
     Interest expense                                                                (778,935)             (493,718)
                                                                             -----------------     -----------------
Total other income (expenses)                                                        (924,471)           (1,322,833)
                                                                             -----------------     -----------------

Loss before provision for income taxes                                             (6,238,604)           (7,980,046)
                                                                             -----------------     -----------------

Provision for income taxes                                                                 --                    --
                                                                             -----------------     -----------------

Net loss                                                                         $ (6,238,604)         $ (7,980,046)
                                                                             ==================    =================

Loss per common share:

Basic and diluted                                                                        (.15)                 (.31)
                                                                             ==================    =================

Weighted average number of shares outstanding:                                     41,038,703            25,049,685
                                                                             ==================    =================




    See accompanying notes to consolidated financial statements (unaudited).




                                                     I-TRAX, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                                  (UNAUDITED)



                                                                                                                 Total
                                                                             Additional                      Stockholders'
                                                     Common Stock              Paid-in        Accumulated        Equity
                                             -----------------------------
                                                Shares          Amount         Capital          Deficit
                                             -------------   ------------- ----------------  --------------  ---------------

Balances at December 31, 2001                  34,939,466       $  34,939     $ 22,964,778   $ (21,421,551)    $  1,578,166

Fair market value of detachable warrants
   issued in connection with debenture and
   beneficial conversion value                         --              --        1,838,923              --        1,838,923

Issuance of common stock and granting of
   options in connection with the
   acquisition of WellComm Group, Inc.          7,440,000           7,440       10,472,560              --       10,480,000

Issuance of common stock and warrants as
   consideration for finder fee                   111,000             111          391,297              --          391,408

Sale of common stock, net of $7,150 in costs    2,637,500           2,638        1,940,838              --        1,943,476

Issuance of common stock and warrants as
   consideration for services rendered             75,000              75           97,725              --           97,800

Issuance of common stock in connection with
   exercise of warrants (see Note 7)            1,753,486           1,753           (1,753)             --               --

Issuance of compensatory stock options                 --              --          163,200                          163,200

Mark-to-market of options granted to
   officers in lieu of canceling note and
   pledge agreement during 2001                        --              --         (250,000)             --         (250,000)

Net loss for the nine months ended September
   30, 2002                                            --              --               --      (6,238,604       (6,238,604)
                                             -------------   ------------- ----------------  --------------  ---------------

Balances at September 30, 2002                 46,956,452       $  46,956     $ 37,617,568   $ (27,660,155)    $ 10,004,369
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




                                                     I-TRAX, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                                              (UNAUDITED)

                                                                                  Nine months        Nine months
                                                                                     ended              ended
                                                                                 September 30,      September 30,
                                                                                     2002               2001
                                                                                ----------------   ----------------

Operating activities:
     Net loss                                                                     $  (6,238,604)     $  (7,980,046)
     Adjustments to reconcile net loss to net cash used for operating activities:
         Accretion of discount on notes payable charged to interest expense             364,791            371,563
         Beneficial conversion value of debenture                                       316,217                 --
         Issuance of compensatory stock options                                         163,200
         Amortization of option liability                                              (107,385)
         Depreciation and amortization                                                1,239,958            576,207
         Amortization of debt and conversion costs                                      145,536
         Issuance of securities for services, net of marked to market
            adjustments                                                                (152,200)         1,003,166
         Write-off of in process research and development acquired
            in iSummit Partners, LLC acquisition                                             --          1,642,860
     Decrease (increase) in:
       Accounts receivable                                                              174,858            136,071
       Prepaid expenses                                                                 (18,649)            14,686
       Other current assets                                                             (26,081)             4,051
     (Decrease) increase in:
       Accounts payable                                                                 253,618            306,314
       Accrued expenses                                                                 112,954            639,854
       Deferred revenue                                                               2,668,063           (262,374)
                                                                                ----------------   ----------------
Net cash used for operating activities                                               (1,103,724)        (3,547,648)
                                                                                ----------------   ----------------

Investing activities:
     Proceeds from repayment of note receivable                                          67,500            275,000
     Deposit on acquisition of intellectual property                                         --           (100,000)
     Cash used to acquire property and equipment                                        (25,732)            (1,990)
     Cash used for security deposit                                                      (1,996)                --
     Proceeds from partial release of security deposit                                   47,166             53,388
     Net cash to acquire WellComm Group, Inc.                                        (2,045,065)                --
                                                                                ----------------   ----------------
Net cash used for investing activities                                               (1,958,127)           226,398
                                                                                ----------------   ----------------

Financing activities:
     Principal payments on capital leases                                               (64,677)           (30,404)
     Proceeds from credit line payable                                                  125,000                 --
     Proceeds from issuance of promissory notes                                                            692,809
     Repayment to related parties                                                       (65,000)          (480,000)
     Proceeds from related parties                                                      700,000          1,636,039
     Proceeds from issuance of convertible promissory notes                                                270,000
     Proceeds from sale of Common Stock                                               1,943,476          1,100,000
     Costs in connection with issuance of debenture                                    (150,000)                --
     Proceeds from issuance of debenture and warrants                                 2,000,000                 --
                                                                                ----------------   ----------------

Net cash provided by financing activities                                             4,488,799          3,188,444
                                                                                ----------------   ----------------

Net increase in cash                                                                  1,426,948           (132,806)

Cash and cash equivalents at beginning of period                                      1,029,208            132,806
                                                                                ----------------   ----------------

Cash and cash equivalents at end of period                                         $  2,456,156          $      --
                                                                                ================   ================
Supplemental disclosure of non-cash flow information: Cash paid during the period for:
       Interest                                                                     $    10,978         $    7,783
                                                                                ================   ================
       Income taxes                                                                          --                 --
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






                                                     I-TRAX, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                                              (UNAUDITED)

                                                    (Continued from previous
page.)

                                                                                Nine months          Nine months
                                                                                   ended                ended
                                                                               September 30,        September 30,
                                                                                   2002                 2001
                                                                              ----------------     ----------------

Schedule of non-cash investing activities:
     Issuance of 3,368,000 shares of common stock in connection with
       acquisition of iSummit Partners, LLC                                         $      --         $  5,254,080
                                                                                ================   ================

     Issuance of 7,440,000 shares of common stock and granting of 560,000
       in connection with acquisition of WellComm Group, Inc.                       $ 10,480,000      $       --
                                                                                ================   ================

     Issuance of common stock and stock options for finder fee                      $   391,408       $       --
                                                                                ================   ================

Schedule of non-cash financing activities:
     Issuance of common stock in connection with conversion of
       convertible promissory notes                                                 $      --         $  2,551,784
                                                                                ================   ================

     Issuance of common stock in connection with conversion of advances
       form officers                                                                $      --         $    275,000
                                                                                ================   ================

     Issuance of common stock in connection with conversion of accounts
       payable                                                                      $      --         $     76,798
                                                                                ================   ================








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

NOTE 2--RESTATEMENT

In connection with the revision of the accounting treatment of a convertible debenture sold by the Company in February 2002, it was determined that the beneficial conversion feature, in the amount of $948,651, should have been accreted to interest expense over the life of the debenture rather than charged in full at the time that the debenture was sold. In addition, it was determined the value of option granted associated with the debt issuance, in the amount of $161,077, should have been recognized as a liability and amortized as a reduction to interest expense over the life of the option. As a result, interest expense for the quarter has increased by $68,540, and the long-term liability was decreased by $741,559.

Additionally, it was discovered that the Company should have taken a charge to earnings in the amount of $163,200 for certain stock options granted to a former employee in the first quarter of the year.

A summary of the effects of the restatement on the Company's consolidated financial statements as of September 30, 2002 and for the three and nine months then ended are as follows:

                                                                  As of September 30, 2002
                                                             -----------------------------------
                      Consolidated balance sheets:              Previously
                                                                 Reported           Restated
                                                             ---------------     ---------------

                       Total current liabilities                  $ 6,014,992         $ 6,068,684


                           Total liabilities                        7,946,805           7,258,938

                       Total stockholders' equity                   9,316,502          10,004,369


                                           For the three months ended               For the nine months ended
                                               September 30, 2002                       September 30, 2002

                                         --------------------------------       -----------------------------------
Consolidated statements of operations:     Previously                             Previously
                                            Reported          Restated             Reported          Restated
                                         --------------     -------------       ----------------     --------------

Total operating expenses                         $    --           $    --           $6,927,450         $7,090,650


Operating loss                                                                       (5,150,933)        (5,314,133)
                                                      --                --

Total other income (expenses)                   (274,001)         (342,541)          (1,773,415)          (924,471)

Net loss                                      (1,627,061)       (1,695,631)          (6,924,348)        (6,238,604)

Basic and diluted loss per share                    (.03)             (.04)                (.17)              (.15)


                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3--INTERIM RESULTS AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As of September 30, 2002, the Company's accumulated deficit was $27,660,155 and its working capital deficiency was $3,148,237. In addition, the Company has had negative cash flows from operations of $4,900,000 and $4,600,000 for the years ended December 31, 2001 and 2000, respectively, and $1,103,724 for the nine months ended September 30, 2002. As a result of these factors, the auditor's report on the December 31, 2001 financial statements included a paragraph indicating that there was substantial doubt about the Company's ability to continue as a going concern.

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


NOTE 3--INTERIM RESULTS AND BASIS OF PRESENTATION (cont'd)

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


                                                 Three months                  Nine months ended
                                               ended September                   September 30,
                                                     30,
                                                      2001                 2002                 2001
                                               -----------------      ----------------     ----------------

   Sales                                            $   1,812,247          $  2,030,298         $  5,171,682
                                               ==================      ================     =================
   Expenses                                         $   2,910,129          $  8,288,321         $ 11,223,828
                                               ==================      ================     =================
   Net loss                                         $  (1,097,882)         $ (6,258,023)        $ (6,052,146)
                                               ==================      ================     =================
   Earnings per share:                              $        (.03)         $       (.13)        $       (.18)
     Basic and Diluted                         ==================      ================     =================


   Weighted average shares outstanding:                37,749,306            49,038,703           33,049,685
     Basic and Diluted                         ==================      ================     =================



                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

                                                                 Three months        Nine months
                                                                     ended              ended
                                                                 September 30,      September 30,
                                                                     2001                2001
                                                                ----------------   -----------------

              Total revenue                                          $  127,726         $   588,136
                                                                ================   =================

              Total expenses                                        $ 1,746,578        $  8,618,182
                                                                ================   =================

              Net loss                                             $ (1,618,852)       $ (8,030,046)
                                                                ================   =================

              Pro forma basic and diluted net loss per share          $    (.05)         $     (.29)
                                                                ================   =================

              Weighted average number of shares outstanding          32,652,714          27,953,093
                                                                ================   =================





                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 6--RELATED PARTY TRANSACTIONS

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

           Balance at January 1, 2002                                                     $  739,598

           Less: repayments during the quarter ended March 31, 2002                          (50,000)
                                                                                      ---------------

           Balance at March 31, 2002                                                         689,598

           Less: repayment during the quarter June 30, 2002                                  (15,000)
                                                                                      ---------------

           Balance at June 30, 2002                                                          674,598

           Plus: advances made during the quarter ended September 30, 2002                   700,000
                                                                                      ---------------

           Balance at September 30, 2002                                                 $ 1,374,598
                                                                                      ===============


NOTE 7--CREDIT LINE

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


NOTE 8--PROMISSORY NOTES PAYABLE

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

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 8--PROMISSORY NOTES PAYABLE (cont'd)

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


NOTE 9--CONVERTIBLE DEBENTURE

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

The Company valued the Warrant at $890, 272 using the Black-Scholes pricing model, and the option at $161, 077, thereby allocating a portion of the proceeds from the debt to the Warrant and the option using the relevant fair value of the debt, the warrants, and the option to the actual proceeds from the Debenture. The Company recorded $890,272 as a discount to the Debenture and this amount will be accreted to interest expense over the life of the Debenture. The Company recorded $161,077 as an option liability and this amount will be amortized against interest expense over the life of the option. The Company also recorded $948,651 as a discount to the Debenture representing the beneficial conversion feature of the debenture and that amount will be amortized to interest expense over the life of the Debenture. The beneficial conversion value generally represents the difference between the fair market value of the common stock on the date the Debenture was sold and the amount of proceeds characterized as debt divided by the number of shares the face amount of the Debenture ($2,000,000) would be convertible into (2,000,000 shares). For the three-month period ended September 30, 2002, amortization and accretion on these items was as follows:
$118,581 associated with the beneficial conversion feature; $111,284 associated with the value of the warrants; and $40,269 associated with the option liability. For the nine-month period ended September 30, 2002 amortization and accretion on these items was as follows: $316,217 associated with the beneficial conversion feature; $296,757 associated with the value of the warrants; and $107,385 associated with the option liability. Lastly, in connection with facilitating the transaction with Palladin, the Company recorded $416,610 of debt issuance costs comprised of $130,000, 31,000 shares of common stock and a warrant to acquire 200,000 shares at $1.00 per share to an unrelated party. These costs will be amortized over the life of the Debenture. For the three and nine-months ended September 30, 2002, amortization expense amounted to $54,576 and $145,536 respectively.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 10--COMMITMENTS AND CONTINGENCIES

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


NOTE 11--STOCKHOLDERS' EQUITY

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

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 11--STOCKHOLDERS' EQUITY (cont'd)

Equity Compensation Plans and Non-Plan Stock Options (cont'd)

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

The table below summaries the activity in the Company's stock option plan for the nine months ended September 30, 2002:

                                                                                     Non-Plan
                                               Incentive       Non-Qualified       Non-Qualified
                                                Options           Options             Options                Total
---------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002                   2,317,500            2,636,855            1,045,000            5,999,355
Activity for the nine months ended
September 30, 2002
Granted                                        858,000              201,500              750,000            1,809,500
Exercised                                           --                   --                   --                   --
Forfeited\Expired                              (85,000)            (402,223)            (487,223)
---------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002                3,090,500            2,436,132            1,795,000            7,321,632




                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 11--STOCKHOLDERS' EQUITY (cont'd)

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

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 11--STOCKHOLDERS' EQUITY (cont'd)

Issuance of Common Stock and Warrants (cont'd)

The following table summarizes the Company's activity as it relates to its warrants for the nine months ended September 30, 2002:

                 Balance outstanding at January 1,2002              8,517,509
                 Quarter ended March 31, 2002
                          Granted                                   1,738,461
                          Exercised                                (1,881,160)
                                                           -------------------
                 Balance outstanding at March 31, 2002              8,374,810
                 Quarter ended June 30, 2002
                          Granted                                          --
                          Exercised                                        --
                                                           -------------------
                 Balance outstanding at June 30, 2002               8,374,810
                 Quarter ended September 30, 2002
                          Granted                                          --
                          Exercised                                        --
                                                           -------------------
                 Balance outstanding at September 30, 2002          8,374,810
                                                           ===================


Outstanding warrants are exercisable at prices ranging from $.15 to $1.10.


NOTE 12-- GOODWILL AND INTANGIBLE ASSETS

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

The changes in the carrying amount of goodwill for the nine months September 30, 2002, is as follows:

                                                 Total
                                          ----------------

Balance as of January 1, 2002                 $  2,224,726
Goodwill acquired during the nine months         7,311,275
Impairment losses                                     --
                                          ----------------
Balance as of September 30, 2002              $  9,536,001
                                          =================

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)





NOTE 12-- GOODWILL AND INTANGIBLE ASSETS (cont'd)

The components of identifiable intangible assets, which are included as a separate line item on the consolidated balance sheet, are as follow:

                                                                   As of September 30, 2002
                                                              ------------------------------------
                                                              Gross Carrying        Accumulated
                                                                  Amount           Amortization
                                                              ----------------    ----------------
                    Amortized intangible assets:
                        Non-compete covenants                         1,370,000            (228,336)
                        Customer relationships                        3,586,707            (818,160)
                                                              -----------------    -----------------
                    Total                                     $       4,956,707          (1,046,496)
                                                              =================    ==================



Amortization expense for the three and nine months ended September 30, 2002 amounted to $392,436 and $1,046,496, respectively. Estimated amortization expense for the remainder of fiscal 2002 and the remaining years is $376,590, $1,537,560, $1,537,560, and $458,501.

The reconciliation of reported net loss adjusted for the adoption of SFAS No. 142 is as follows:


                                                Nine months ended                 Three months ended
                                               September 30, 2001                 September 30, 2001
                                            Amount           Per share         Amount           Per share
                                        ----------------  ---------------- ----------------  ----------------

       Reported net loss                   $ (7,980,046)       $     (.31)    $ (1,653,487)       $     (.05)
       Add back goodwill amortization           461,334               .01          179,496                --
                                        ----------------  ---------------- ----------------  ----------------
       Adjusted net loss                   $ (7,518,712)       $     (.30)    $ (1,473,991)       $     (.05)
                                        ================= ================ ================= =================


NOTE 13--NEW ACCOUNTING PRONOUNCEMENTS

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

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 13--NEW ACCOUNTING PRONOUNCEMENTS (cont'd)

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


NOTE 14--SUBSEQUENT EVENTS

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

         Our financial statements have been prepared assuming that it will continue as a going concern since as of September 30, 2002, our working capital deficiency was $3,148,237. Further, during the past two years, cash flow deficits from operations have amounted to approximately $400,000 per month. Through September 30, 2002 and the date of this report, we have been able to finance these deficits by sales of common stock to unrelated parties and loans from our senior management team and their affiliates, including several members of our Office of the President and our Chief Executive Officer. We expect that in the near future additional cash will be required to fund these deficits and enable us to continue the development of our core products to meet customer demand, liquidate our short-term liabilities and continue to implement our marketing strategy. We are optimistic that we will be able to raise additional capital to fund these initiatives and to fund our cash flow deficits, however, there can be no assurance that we will be able to do so.

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

         General and administrative expenses decreased by 3% from $1,356,426 for the three months ended September 30, 2001 to $1,313,140 for the three months ended September 30, 2002, even though the expenses for the quarter ended September 30, 2002 include approximately $343,000 of expenses assumed by us as a result of our acquisition of WellComm. The net decrease in expenses is primarily attributable to the continued personnel reductions and stringent budgetary controls implemented in the fourth quarter of 2001 and a $40,000 expense reduction for marking to market certain options granted to key executives. We do not anticipate increasing spending during the balance of 2002. We believe that with the addition of WellComm's personnel, we have the resources to handle increased revenue with minimal incremental costs.

         Depreciation and amortization expense amounted to $349,714 for the three months ended September 30, 2002 as compared to $179,517 for the three months ended September 30, 2001. The increase is primarily attributable to the amortization of intangible assets recorded as a result of the WellComm acquisition.

         Marketing and advertising expenses were $39,413 for the three months ended September 30, 2002 as compared to $35,229 for the three months ended September 30, 2001. The increase of $4,184 was caused by an increase in investor relations spending and increased marketing efforts to promote our disease management solutions following the WellComm acquisition.

         Interest expense for the three months ended September 30, 2002 amounted to $287,965 increasing by $223,928 or 350% from $64,037 for the three months ended September 30, 2001. For the three-month period ended September 30, 2002, interest expense includes the amortization and accretion on items related to the $2,000,000 Debenture as follows: $118,581 associated with the beneficial conversion feature; $111,284 associated with the value of the warrants; and $40,270 associated with the option liability.

         Our net loss amounted to $1,695,631for the quarter ended September 30, 2002 as compared to a loss of $1,653,487 for the three months ended September 30, 2001, a change of approximately 3%.

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

         General and administrative expenses decreased 4% from $4,452,175 for the nine months ended September 30, 2001 to $4,254,448 for the nine months ended September 30, 2002, which includes approximately $850,000 of expenses assumed by us as a result of our acquisition of WellComm. The net decrease is primarily attributable to personnel reductions and stringent budgetary controls implemented in the fourth quarter of 2001 and a $250,000 expense reduction for marking to market certain options granted to key executives. We do not anticipate increasing spending in 2002. We believe that with the addition of WellComm's personnel, we have the resources to handle increased revenue with minimal incremental costs.

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

         Interest expense for the nine months ended September 30, 2002 amounted to $778,935 increasing by $285,217 or 58% from $493,718 for the nine months ended September 30, 2001. For the nine-month period ended September 30, 2002 interest expense includes the amortization and accretion on items related to the $2,000,000 debenture as follows: $316,217 associated with the beneficial conversion feature; $296,757 associated with the value of the warrants; and $107,385 associated with the option liability.

         Our net loss amounted to $6,238,604 for the nine months ended September 30, 2002 as compared to a loss of $7,980,046 for the nine months ended September 30, 2001, a decrease of 22%. For both periods, we had significant transaction related charges. For the nine months ended September 30, 2001, we incurred a one-time charge of $1,642,860 on account of acquired in process research and development in the iSummit acquisition and $869,168 for certain securities issuances and conversion costs.

Liquidity and Capital Resources

         Working Capital Deficiency

         We ended the quarter with approximately $2,500,000 in cash on our balance sheet. As of September 30, 2002, we had a working capital deficiency of $3,148,237. During the quarter ended September 30, 2002, we were advanced, by certain executives and certain relatives of such executives a total of $700,000. These advances bear interest at a rate of 8% per annum.

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

           Balance at January 1, 2002                                                     $  739,598

           Less: repayments during the quarter ended March 31, 2002                          (50,000)
                                                                                      ---------------

           Balance at March 31, 2002                                                         689,598

           Less: repayment during the quarter June 30, 2002                                  (15,000)
                                                                                      ---------------

           Balance at June 30, 2002                                                          674,598

           Plus: advances made during the quarter ended September 30, 2002                   700,000
                                                                                      ---------------

           Balance at September 30, 2002                                                 $ 1,374,598
                                                                                      ===============


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

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings

         The Company is not a party to any material  pending  legal  proceeding.
Litigation   threatened   against   Health   Management  is  described  in  Note
10--Commitments and Contingencies to I-trax's financial statements above.

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

                                      Date:    May 13, 2003

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

                                             Date:    May 13, 2003

                                                      /s/ Anthony Tomaro
                                                      ------------------
                                                      Anthony Tomaro, CPA
                                                      Chief Financial Officer