Form 10QSB
period 2003-03-31
I TRAX INC
filed 2003-05-15
CIK 1110189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of May 2, 2003, the Registrant had 9,372,727 shares of its $0.001 par value common stock outstanding.

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

         Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations........................................................16

         Item 3.           Controls and Procedures..........................................................21

PART II.   OTHER INFORMATION................................................................................21

         Item 1.           Legal Proceedings................................................................21

         Item 2.           Changes in Securities............................................................21

         Item 3.           Defaults upon Senior Securities..................................................21

         Item 4.           Submission of Matters to a Vote of Security Holders..............................21

         Item 5.           Other Information................................................................21

         Item 6.           Exhibits and Reports on Form 8-K.................................................21





                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements




                                  I-TRAX, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)






                                                                                                    Page No.


Report of Independent Public Accountants                                                                       4

Consolidated Balance Sheets at March 31, 2003 (unaudited) and December 31, 2002                                5

Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002 (unaudited)           6

Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2003 (unaudited)           7

Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 (unaudited)           8

Notes to consolidated financial statements                                                                    10



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of I-trax, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of I-trax, Inc. (a Delaware corporation) and Subsidiaries as of March 31, 2003, and the related condensed consolidated statements of operations, stockholders' equity and cash flows for the three-month period then ended.. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the condensed financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 5, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


GOLDSTEIN GOLUB KESSLER LLP
New York, New York

May 7, 2003



                          I-TRAX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                            ASSETS
                                                                                        March 31,          December 31,
                                                                                           2003                2002
                                                                                       (unaudited)
                                                                                     -----------------   -----------------
Current assets:
     Cash                                                                                 $    32,153         $   360,166
     Deposit on potential acquisition                                                              --             200,000
     Accounts receivable, net                                                                 493,359             597,635
     Prepaid expenses                                                                         150,627              77,569
     Other current assets                                                                      28,390              20,960
                                                                                     -----------------   -----------------
         Total current assets                                                                 704,529           1,256,330
                                                                                     -----------------   -----------------


 Office equipment, furniture, leasehold improvements and software development
   costs, net                                                                                 560,517             412,779
Deferred marketing costs, net                                                               1,171,111           1,284,445
Goodwill                                                                                    8,424,062           8,424,062
Intangible assets, net                                                                      2,467,758           2,748,087
Debt issuance cost, net                                                                       191,748             249,273
Security deposits                                                                              31,564              31,564
                                                                                     -----------------   -----------------

       Total assets                                                                     $  13,551,289       $  14,406,540
                                                                                     =================   =================

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Credit line payable                                                                      300,000             300,000
     Accounts payable                                                                       1,000,029             918,791
     Accrued expenses                                                                         960,500             743,151
     Due to officers, directors and other related parties                                     464,500             225,000
     Capital lease payable                                                                     59,519              60,047
     Deferred revenue                                                                         528,107           1,379,922
     Other current liabilities                                                                     --              13,423
                                                                                     -----------------   -----------------
       Total current liabilities                                                            3,312,655           3,640,334
                                                                                     -----------------   -----------------

Capital lease obligation, net of current portion                                               96,765              96,765
Promissory notes and debenture payable, net of discount                                     1,498,417           1,245,876
Due to officers and directors                                                               1,224,598           1,024,598
                                                                                     -----------------   -----------------
       Total liabilities                                                                    6,132,435           6,007,573
                                                                                     -----------------   -----------------

       Total liabilities

Commitments and contingencies (Note 7)

Stockholders' equity
     Preferred stock - $.001 par value, 2,000,000 shares authorized,
       -0- issued and outstanding                                                                  --                  --
     Common Stock - $.001 par value, 100,000,000 shares authorized,
       9,372,727 shares issued and outstanding                                                  9,372               9,372
     Additional paid in capital                                                            39,219,679          39,236,119
     Accumulated deficit                                                                  (31,810,197)        (30,846,524)
                                                                                     -----------------   -----------------
       Total stockholders' equity                                                           7,418,854           8,398,967
                                                                                     -----------------   -----------------

       Total liabilities and stockholders' equity                                       $  13,551,289       $  14,406,540
                                                                                     =================   =================



    See accompanying notes to consolidated financial statements (unaudited).


                          I-TRAX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                                Three months            Three months
                                                                                    ended                  ended
                                                                                  March 31,              March 31,
                                                                                    2003                    2002
                                                                              ------------------       ---------------
Revenue:
     Technology licenses                                                            $   914,702            $   44,500
     Services                                                                           701,429               361,857
                                                                              ------------------       ---------------
Total revenue                                                                         1,616,131               406,357
                                                                              ------------------       ---------------
Cost of revenue:
     Technology licenses                                                                 16,014                10,834
     Services                                                                           300,066               251,331
                                                                              ------------------       ---------------
Total cost of revenue                                                                   316,080               262,165
                                                                              ------------------       ---------------

Gross profit                                                                          1,300,051               144,192

Operating expenses:
     General and administrative                                                         308,504               382,119
     Salary and related benefits                                                        858,863             1,182,899
     Research and development                                                                --               119,500
     Depreciation and amortization                                                      436,548               219,987
     Marketing and publicity                                                             81,757               170,456
                                                                              ------------------       ---------------
Total operating expenses                                                              1,685,672             2,074,961
                                                                              ------------------       ---------------

Operating loss                                                                         (385,621)           (1,930,769)
                                                                              ------------------       ---------------

Other income (expenses):
     Amortization of debt issuance costs                                                (57,525)              (36,384)
     Costs in connection with uncompleted acquisition                                  (200,000)                   --
     Interest expense                                                                  (320,527)             (184,759)
                                                                              ------------------       ---------------
Total other income (expenses)                                                          (578,052)             (221,143)
                                                                              ------------------       ---------------

Net loss                                                                           $   (963,673)         $ (2,151,912)
                                                                              ==================       ================

Loss per common share:

Basic and diluted                                                                    $     (.10)            $    (.26)
                                                                              ==================       ================

Weighted average number of shares outstanding:                                        9,372,727             8,319,179
                                                                              ==================       ================


    See accompanying notes to consolidated financial statements (unaudited).


                          I-TRAX, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)




                                                     Common Stock             Additional                            Total
                                             -----------------------------    Paid-in          Accumulated      Stockholders'
                                                Shares          Amount         Capital          Deficit            Equity
                                             --------------  ------------- ----------------  --------------  ---------------

Balances at December 31, 2002                    9,372,727      $   9,372     $ 39,236,119   $ (30,846,524)    $  8,398,967

Issuance of compensatory stock options                                              23,942                           23,942

Mark to market  of warrants granted for
   investor relations services and stock
   options granted to a former employee                 --             --          (40,382)             --          (40,382)

Net loss for the quarter ended March 31, 2003           --             --               --        (963,673)        (963,673)
                                             --------------  ------------- ----------------  --------------  ---------------

Balances at March 31, 2003                       9,372,727      $   9,372     $ 39,219,679   $ (31,810,197)    $  7,418,854
                                             ==============  ============= ================  ==============  ===============





    See accompanying notes to consolidated financial statements (unaudited).


                          I-TRAX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                               Three months         Three months
                                                                                  ended                 ended
                                                                              March 31, 2003       March 31, 2002
                                                                             -----------------     ----------------
Operating activities:
     Net loss                                                                    $   (963,673)       $  (2,151,912)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Accretion of discount on notes payable charged to interest expense           133,961               96,867
         Accretion of beneficial conversion value of debenture                        118,581               79,054
         Amortization of option liability                                             (13,423)             (26,846)
         Amortization of debt issuance costs                                           57,525               16,384
         Depreciation and amortization                                                436,548              239,988
         Issuance of securities for services                                          (16,440)             308,544
         Write off of deposit on cancelled acquisition                                200,000                   --
Changes in operating assets and liabilities, net of acquisitions:
     Decrease (increase) in:
       Accounts receivable                                                            104,276               87,965
       Prepaid expenses                                                               (73,058)             (83,468)
       Other current assets                                                            (7,430)             (15,579)
     (Decrease) increase in:
       Accounts payable                                                                81,238                2,708
       Accrued expenses                                                               217,349             (165,939)
       Deferred revenue                                                              (851,815)              69,066
                                                                             -----------------     ----------------
Net cash used in operating activities                                                (576,361)          (1,543,168)
                                                                             -----------------     ----------------
Investing activities:
     Proceeds from repayment of note receivable                                            --               37,500
     Cash used for property, equipment and software development costs                (190,624)                  --
     Proceeds from partial release of security deposit                                     --               16,484
     Net cash to acquire WellComm Group, Inc.                                              --           (2,045,065)
                                                                             -----------------     ----------------
Net cash used in investing activities                                                (190,624)          (1,991,081)
                                                                             -----------------     ----------------
Financing activities:
     Principal payments on capital leases                                                (528)             (12,906)
     Repayment to related parties                                                    (140,000)             (50,000)
     Proceeds from officers, directors and other related parties                      579,500                   --
     Proceeds from sale of common stock                                                    --            1,472,850
     Proceeds from sale of debenture option                                                --              161,078
     Costs of issuance of debenture                                                        --             (150,000)
     Proceeds from issuance of debenture                                                   --            1,838,922
                                                                             -----------------     ----------------
Net cash provided by financing activities                                             438,972            3,259,943
                                                                             -----------------     ----------------
Net decrease in cash                                                                (328,013)             (274,306)
Cash at beginning of period                                                           360,166            1,029,208
                                                                             -----------------     ----------------
Cash at end of period                                                             $    32,153          $   754,902
                                                                             =================     ================
Supplemental disclosure of non-cash flow information:
    Cash paid during the year for:
       Interest                                                                   $    15,612          $     8,213
                                                                             =================     ================



                         (Continues on following page.)

                          I-TRAX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                         (Continues from previous page.)


                                                                                 Three months        Three months
                                                                                     ended              ended
                                                                                March 31, 2003      March 31, 2002
                                                                                ----------------   -----------------

Schedule of non-cash investing activities:


     Issuance of 1,488,000  shares of common stock and granting of 112,000 stock options in connection with acquisition of WellComm Group,
       Inc.                                                                          $       --       $  10,480,000
                                                                                ================   =================

     Issuance of common stock and warrants for finder fee                            $       --         $   391,408
                                                                                ================   =================





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

As of March 31, 2003, the Company had three wholly owned subsidiaries: I-trax Health Management Solutions, Inc. (formerly known as I-Trax.com, Inc.) ("Health Management"), a corporation, and iSummit Partners, LLC and WellComm Group, LLC, each a single member limited liability company.


NOTE 2--INTERIM RESULTS AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2003 and the results of the operations and cash flows for the three months ended March 31, 2003. The results for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

For the three months ended March 31, 2003, the Company capitalized software development costs amounting to $187,500 since technological feasibility has been achieved.

Loss per common share is computed pursuant to SFAS No. 128, "Earnings Per Share." Basic loss per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt. As of March 31, 2003 and 2002, 3,863,604 and 2,386,049, respectively, of options and warrants were excluded from the diluted loss per share computation, as their effect would be anti-dilutive.

These unaudited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2002 as included in the Company's report on Form 10-KSB for the fiscal year ended December 31, 2002 filed on April 15, 2003.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3--ACQUISITION OF WELLCOMM GROUP, INC.

On February 6, 2002, the Company acquired all of the issued and outstanding common stock of WellComm Group, Inc. by issuing 1,488,000 shares of common stock valued at $9,746,400, granting 112,000 options valued at $733,600 to acquire common stock at a nominal exercise price and paying approximately $2,200,000 in cash. The aggregate acquisition price amounted to approximately $12,680,000. The financial statements include the operations of WellComm from February 1, 2002 forward.

The following unaudited pro forma results of operations of the Company give effect to the acquisition of WellComm for the quarter ended March 31, 2002 as if the acquisition was consummated at the beginning of that period.

                                                                Three months
                                                                   ended
                                                              March 31, 2002
                                                              -----------------

     Total revenue                                              $     660,136
                                                              =================
     Total expenses                                             $   2,835,031
                                                              =================
     Net loss                                                   $  (2,174,895)
                                                              =================

     Pro forma net loss per share:                              $        (.24)
       Basic and Diluted                                      =================

     Weighted average number of shares outstanding:                 9,036,190
       Basic and Diluted                                      =================

NOTE 4--RELATED PARTY TRANSACTIONS

At December 31, 2002, the Company had loans outstanding to certain officers and directors amounting to $1,024,598 and $225,000 to a relative of the Company's Chief Operating Officer.

During February 2003, pursuant to a promissory note, the former Chief Executive Officer of WellComm, now a member of the Company's Board of Directors, advanced $200,000 to the Company for working capital. The loan carries interest at 8% per year and it matures in February 2004.

During the three months ended March 31, 2003, the Company's Chief Executive and Operating Officers, along with certain stockholders and the former Chief Executive Officer of WellComm, now a member of the Company's Board of Directors, advanced the Company a total of $379,500 for working capital. The Company's Chief Executive and Operating Officers have committed to continue to fund the Company until it generates positive cash flow from operations and raises additional funds in the private placement described in Note 10, but at least through January 1, 2004.

During February 2003, the Company repaid $140,000 representing a portion of a loan made by a relative of the Company's Chief Operating Officer. The outstanding balance to this individual as of March 31, 2003 is $85,000 and is due on demand.

                         I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4--RELATED PARTY TRANSACTIONS (cont'd)

At March 31, 2003, $464,500 of the outstanding amount has been classified as a current liability as it is due on demand and $1,224,598 has been classified as a long-term liability as it is subordinated to the convertible debenture.

Interest expense associated with related party loans and advances amounted to $29,386 and $14,292 for the three months ended March 31, 2003 and 2002, respectively.


NOTE 5--PROMISSORY NOTES PAYABLE

On March 2, 2001 the Company borrowed $692,809 from an investor group that included a venture capital fund managed by the Company's Chief Executive Officer. Such sum is included in promissory notes and debenture payable on the accompanying consolidated balance sheet. The loan bears interest at 8% per annum, with a default rate of 12% per annum, and is due five years from original date of issuance. The Company also granted to this investor group warrants to purchase 364,694 shares of common stock exercisable at $0.50 per share, which were exercised in the first quarter of 2002.

The value assigned to detachable warrants of $459,854 is being accreted to interest expense over the five-year term of the underlying promissory notes. For the three months ended March 31, 2003 and 2002, the amount accreted to interest expense was $22,677 and $22,677, respectively. At March 31, 2003, the carrying value of the notes amounted to $425,714 and is included in the promissory notes and debenture payable in the accompanying consolidated balance sheet.


NOTE 6--CONVERTIBLE DEBENTURE

The Company funded the acquisition of WellComm by selling a 6% convertible senior debenture in the aggregate principal amount of $2,000,000 to Palladin Opportunity Fund LLC. Pursuant to the purchase agreement, the Company also issued Palladin a warrant to purchase an aggregate of up to 307,692 shares of common stock at an exercise price of $5.50 per share. The outstanding principal and any interest under the debenture are payable in full on or before February 3, 2004. Further, outstanding principal and any interest may be converted at any time at the election of Palladin into common stock. The current conversion price under the debenture is $3.03. The current conversion price is subject to "reset" as of August 4, 2003 but only if the closing bid price for the Company's common stock averaged during a period of 20 consecutive trading days ending on August 3, 2003, is less than the then current conversion price.

The value assigned to the warrant of $890,272 was recorded as a discount to the debenture and is being accreted to interest expense over the life of the debenture. For the three months ended March 31, 2003 and 2002, $111,284 and $74,189, respectively, of the discount, is accreted to interest expense. The Company also recorded $118,581 and $79,054 of interest expense for the three months ended March 31, 2003 and 2002, respectively, for the amortization of the portion of the beneficial conversion value of the debenture. The beneficial conversion value, which amounted to $948,651, represents the difference between the fair market value of the common stock on the date the debenture was sold and the price at which the debt could be converted into common stock. As of March 31, 2003, the carrying value of the debenture amounted to $1,072,703 and is included in the promissory notes and debenture payable in the accompanying consolidated balance sheet.

                         I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7--COMMITMENTS AND CONTINGENCIES

Nature of Business

The Company is subject to risks and uncertainties common to growing technology companies, including rapid technological developments, reliance on continued development and acceptance of the Internet and health care applications utilizing the Internet, intense competition and a limited operating history.

Significant Customers

Financial instruments, which may expose the Company to concentrations of credit risk, consist primarily of accounts receivable. As of March 31, 2003, two customers represented 20% and 20%, respectively of the total accounts receivable. For the three months ended March 31, 2003, the Company had one unrelated customer, which accounted for 43% of total revenues.

Risk Based Contracts

The Company enters into risk-based contracts in certain disease management arrangements. These contracts are generally for terms of three to five years and provide that a percentage of the Company's fees may be refunded to a client if the Company does not save the client a certain percentage of the expenses incurred by individuals whose health is managed by the Company. As of March 31, 2003, the Company was a party to one risk-based contract, which the Company expects to implement during the second quarter.


NOTE 8--STOCKHOLDERS' EQUITY

Warrants

The following table summarizes the Company's activity as it relates to its warrants for the three months ended March 31, 2003:

            Balance outstanding at January 1, 2003              2,132,953
            Quarter ended March 31, 2003:
                     Granted                                           --
                     Exercised                                         --
                                                            -------------
            Balance outstanding at March 31, 2003               2,132,953
                                                            =============

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8--STOCKHOLDERS' EQUITY (cont'd)

Options

The table below summaries the activity in the Company's stock option plans for the three months ended March 31, 2003:

                                                     Non-Qualified          Non-Plan
                              Incentive Options         Options           Non-Qualified            Total
                                                                             Options
   ------------------------- -------------------- -------------------- -------------------- --------------------
   Outstanding as of
   January 1, 2003                       735,829              535,973              439,000            1,710,802
   Granted                                20,000               40,000                   --               60,000
   Exercised                                  --                   --                   --                   --
   Forfeited/Expired                    (127,971)             (40,000)                  --             (167,971)
                             -------------------- -------------------- -------------------- --------------------
   Outstanding as of March
   31, 2003                              627,858              535,973              439,000            1,602,831
                             ==================== ==================== ==================== ====================
   Vesting Dates:
          December 31, 2003              133,261              157,670               75,834              366,765
          December 31, 2004              109,350               47,667               39,168              196,185
          December 31, 2005               58,265               19,335               26,668              104,268
          December 31, 2006               13,334                   --                   --               13,334
          December 31, 2007                   --                   --                   --                   --
                 Thereafter                   --                   --               20,000               20,000

As of March 31, 2003, there were outstanding an aggregate of 902,279 of exercisable plan and non-plan options with exercise prices ranging from $.01 to $10.00.

For the three months ended March 31, 2003, the Company recorded $23,942 for compensation expense in connection with grants to independent consultants.

The Company accounts for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. . Had the Company determined compensation expense base on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company's net loss per share would have been increased to the following pro forma amounts:

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8--STOCKHOLDERS' EQUITY (cont'd)

Options (cont'd)


                                                                For the three         For the three
                                                                Months ended           Months ended
                                                                  March 31,             March 31,
                                                                    2003                   2002
                                                              ------------------    -------------------
         Net loss as reported                                        $  (963,673)         $  (2,151,912)

         Add back intrinsic value of the options issued to                     -
         employee and charged to operations                                                     163,200

         Deduct total stock based employee compensation
         expense determined under fair value based methods
         for all awards                                                 (710,365)              (882,286)
                                                              ------------------    -------------------

         Pro forma net loss                                        $  (1,674,038)         $  (2,870,998)
                                                              ==================    ===================

         Basic and diluted net loss per share as reported             $     (.10)            $     (.26)

         Pro forma basic and diluted net loss per share               $     (.18)            $     (.35)


NOTE 9--AGREEMENT TO ACQUIRE DxCG, INC.

On November 8, 2002, the Company entered into a merger agreement to acquire DxCG, Inc. for a total purchase price of approximately $10,000,000, of which the Company intended to pay $6,000,000 in cash and $4,000,000 in common stock. Under the terms of this agreement and at the time this agreement was executed, the Company deposited $200,000 into an escrow account. This sum was intended to be released to DxCG if DxCG terminated the merger agreement because the Company failed to satisfy certain conditions to closing, including third party financing for the cash portion of the purchase price. The Company did not secure the financing by January 31, 2003 and accordingly such agreement was terminated resulting in the Company charging the $200,000 to earnings.


NOTE 10--SUBSEQUENT EVENTS

Related Party Transactions

During May 2003, the Company's Chief Executive Officer advanced $150,000 to the Company for working capital. Such advance is due on demand with an interest rate of 8% per annum.

Private Placement Memorandum

During March 2003, the Company commenced a private placement in order to raise additional funds. The Company is offering to sell up to 1,000,000 Units of equity securities, each consisting of one share of common stock and one warrant to acquire one share of common stock.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         The following discussions of the financial condition and related results of operations of I-trax, Inc. and its subsidiaries should be reviewed in conjunction with our financial statements and related notes appearing on the preceding pages as well as our audited financial statements for the fiscal year ended December 31, 2002, incorporated into our Form 10-KSB, filed on April 15, 2003.

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

Corporate Overview

         I-trax was incorporated in the State of Delaware on September 15, 2000. We currently have three wholly owned subsidiaries: I-trax Health Management Solutions, Inc. (formerly known as I-Trax.com, Inc.) ("Health Management"), a corporation, and iSummit Partners, LLC and WellComm Group, LLC, each a single member limited liability company. We conduct our operations through Health Management and WellComm Group, LLC.

Our Customers

         As of March 31, 2003, we served approximately 62 customers. Our customers include physician groups, hospitals, health plans, including plans providing Medicaid and Medicare covered services, universities and colleges and agencies and branches of the United States government.

         We continue to focus our marketing efforts on the following markets: health plans and health insurers; self-insured employers; military, government and public health agencies; college and university student health services; and hospital and health systems.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002.

         Revenue for the three months ended March 31, 2003 was $1,616,131, an increase of $1,209,774 or 298% from $406,357 for the three months ended March 31, 2002. Total revenue was comprised of two components: (1) prevention and care services revenue of $701,429; and (2) technology license and services revenue of $914,702, of which $702,000 represents revenue from the exclusive license of CarePrime(R) and MyFamilyMD(TM) we granted to UICI and certain related software development work. We contracted this revenue in the third quarter of 2002 and we are recognizing it based on delivering required deliverables. We expect that in future periods we will generate a significant portion of our revenue from delivery of prevention services, such as MyNurseLine(TM), and care services that we deliver using the Health-e-Program(TM).

         Cost of revenue for the three months ended March 31, 2003 was $316,080, an increase of 21% from $262,165 for the three months ended March 31, 2002. The increase is attributable to the personnel costs required to service our prevention and care services contracts. We expect that in future periods our cost of revenue will increase or decrease in proportion to volume of business. This is because we expect to derive a significant portion of our future revenue from prevention and care services contracts, which require human involvement proportionate to the size of the contract.

         Outsourced research and development costs were $-0- for the three months ended March 31, 2003 as compared to $119,500 for the three months ended March 31, 2002, a decrease of 100%. The decrease was attributable in significant part to a shift of some software development work from a subcontractor to in-house. Despite the decrease, we expect to continue to spend funds on adding functionality to our products including to the MyFamilyMD(TM) application by adding MedWizard(R) tools, on CarePrime(TM) application, which interacts with MyFamilyMD(TM) and its MedWizard(R) tools, and on Health-e-Coordinator(TM) application by adding additional disease capabilities. Commencing in the first quarter of 2003, we began to capitalize certain costs, which are primarily developer labor costs based on which project the developers were working on and the stage of development of the applicable project. For the three months ended March 31, 2003, we capitalized $187,500, which includes outsourced services and certain internal costs.

         General and administrative expenses (excluding salary and related benefits which are discussed separately below) decreased from $382,119 for the three months ended March 31, 2002 to $308,504 for the three months ended March 31, 2003, a decrease of 19%. Our ability to reduce general and administrative expenses is attributable to increased efficiencies and the implementation of stringent budgetary controls. We believe that currently, we have the resources to handle increased revenue with minimal incremental fixed costs.

         Salary and related benefits were $858,863 for the three months ended March 31, 2003 as compared to $1,182,899 for the three months ended March 31, 2002. The decrease in salary and related benefits from the three months ended March 31, 2002 to the three months ended March 31, 2003 was $324,036 or 27%. Again, the reduction in salary and related benefits costs is a direct result of continued efforts by us to consolidate certain functions and improve efficiencies.

         Depreciation and amortization expenses were $436,548 for the three months ended March 31, 2003, as compared to $219,987 for the three months ended March 31, 2002. The increase is primarily attributable to the amortization of the value of intangible assets acquired in the WellComm acquisition.

         Marketing and advertising expenses were $81,757 for the three months ended March 31, 2003 as compared to $170,456 for the three months ended March 31, 2002. The decrease of 52% resulted from stringent budgetary constraints.

         Interest expense for the three months ended March 31, 2003 was $320,527, increasing by $135,768 or 74% from $184,759 for the three months ended March 31, 2002. For the three months ended March 31, 2003, interest expense includes the amortization and accretion on items related to the $2,000,000 debenture as follows: $118,581 associated with the beneficial conversion feature of the debenture; and $133,961 associated with the value of the warrants issued with the debenture. The balance of $67,985 is associated with interest on other debt and related party loans. Generally, the beneficial conversion value represents the benefit to the investor that results from purchasing an immediately convertible debenture with a conversion price that is less than fair market value on the date of purchase after first allocating a portion of the proceeds from the debenture to the associated warrants.

         Amortization of debt issuance and conversion costs was $57,525 and $36,384 for the three months ended March 31, 2003 and 2002, respectively. These were costs incurred in selling the $2,000,000 debenture to Palladin and are being amortized over the two year life of the debenture.

         During the quarter ended March 31, 2003, in connection with the termination of our agreement to acquire DxCG, Inc., a Boston-based predictive modeling company, we charged $200,000 to earnings. This sum was released to DxCG following DxCG's termination of the merger agreement because certain conditions to closing were not satisfied, including third party financing for the cash portion of the purchase price.

         Our net loss was $963,673 for the three months ended March 31, 2003 as compared to a net loss of $2,151,912 the three months ended March 31, 2002, a decrease of 55%.

Liquidity and Capital Resources

         Working Capital Deficiency

         As of March 31, 2003, we had a working capital deficiency of $2,608,126. Through March 31, 2003 and the date of this report, we have been able to finance these deficits with loans from our senior management team, their affiliates and a director. Although we continue to run cash flow deficits as of the date of this report, we also continue to make progress towards producing positive cash flow from operations and we expect, although no assurances exist, that we will reach operating cash flow break even in the third quarter of 2003.

         Additionally, during the three months ended March 31, 2003 and through the date of this report, our Chief Executive and Operating Officers, along with certain stockholders advanced to us in the form of loans $729,500 for working capital. Our Chief Executive and Operating Officers have committed to continue to fund us until we generate positive cash flow from operations and raise additional funds in the private placement, which we commenced subsequent to year-end, but at least through January 1, 2004.

         Sources and Uses of Cash

         Despite our negative cash flows from operations, which amounted to $576,361 for the three months ended March 31, 2003 and $1,543,168 for the three months ended March 31, 2002, we have been able to secure funds to support our operations. During the quarter ended March 31, 2002, we secured funding by selling equity securities and a debenture, which aggregated approximately $3,200,000. Of the $3,200,000, we used approximately $2,200,000 to acquire WellComm and the remainder to fund operations. During the quarter ended March 31, 2003, we also received (net of repayments) $439,500 from officers and related parties.

         As of March 31, 2003, our current liabilities were $3,312,655 of which $464,500 is due to related parties. The remainder of current liabilities of approximately $2,800,000 is made up, primarily, of trade payables of approximately $1,000,000 accrued expenses of approximately $960,000, $300,000 credit line payable, which was assumed with the acquisition of WellComm and approximately $530,000 of deferred revenue. We have good relationships with all of our vendors.

         As of March 31, 2003, the face value of our long-term debt amounted to approximately $3,700,000. This sum is comprised of 6% convertible senior debenture in the aggregate principal amount of $2,000,000 (but carrying value of $1,072,703) held by Palladin, for which principal and deferred interest is not due until February 3, 2004, $692,809 (but carrying value of $425,714) held by a group of investors led by Psilos Group Partners, L.P., which includes Nantucket Healthcare Ventures I, L.P., a venture fund managed by our Chief Executive Officer, for which principal and interest is not due until March 2006, and approximately $1,200,000 held by executive officer and members of our Board of Directors.

Critical Accounting Policies

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

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

         None.

Item 2.           Changes in Securities

         None.

Item 3.           Defaults upon Senior Securities

         We did not default upon any senior securities during the quarter ended March 31, 2003.

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


                                             I-TRAX, INC.

Date: May 14, 2003                           By: /s/  Frank A. Martin
                                                 ---------------------
                                             Name:   Frank A. Martin
                                             Title:  Chief Executive Officer

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

                                              Date:    May 14, 2003

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

                                           Date:    May 14, 2003

                                                    /s/ Anthony Tomaro
                                                    -------------------
                                                    Anthony Tomaro, CPA
                                                    Chief Financial Officer