Form 10QSB
period 2003-06-30
I TRAX INC
filed 2003-08-14
CIK 1110189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of August 13, 2003, the Registrant had 10,930,409 shares of its $0.001 par value common stock outstanding.

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

         Item 3.           Controls and Procedures..........................................................26

PART II.   OTHER INFORMATION................................................................................26

         Item 1.           Legal Proceedings................................................................26

         Item 2.           Changes in Securities............................................................26

         Item 3.           Defaults upon Senior Securities..................................................27

         Item 4.           Submission of Matters to a Vote of Security Holders..............................27

         Item 5.           Other Information................................................................27

         Item 6.           Exhibits and Reports on Form 8-K.................................................28



                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements




                                  I-TRAX, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                                                                                                           Page No.


Report of Independent Public Accountants                                                                       4

Consolidated Balance Sheets at June 30, 2003 (unaudited) and December 31, 2002                                 5

Consolidated Statements of Operations for the three months ended June 30, 2003 and 2002 (unaudited)            6

Consolidated Statements of Operations for the six months ended June 30, 2003 and 2002 (unaudited)              7

Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2003 (unaudited)              8

Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002 (unaudited)              9

Notes to consolidated financial statements                                                                    11






REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of I-trax, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of I-trax, Inc. (a Delaware corporation) and Subsidiaries as of June 30, 2003, and the related condensed consolidated statements of operations for the three month and six month periods ended June 30, 2003 and the consolidated statements of stockholders' equity and cash flows for the six month period ended June 30, 2003. These financial statements are the responsibility of the company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the condensed financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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


GOLDSTEIN GOLUB KESSLER LLP
New York, New York

July 23, 2003



                          I-TRAX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            ASSETS
                                                                                            June 30,
                                                                                              2003                 December 31,
                                                                                           (unaudited)                 2002
                                                                                           ------------           ------------
Current assets:
     Cash                                                                                  $    361,138           $    360,166
     Deposit on potential acquisition                                                              --                  200,000
     Accounts receivable, net                                                                   462,197                597,635
     Prepaid expenses                                                                           131,825                 77,569
     Other current assets                                                                        22,815                 20,960
                                                                                           ------------           ------------
         Total current assets                                                                   977,975              1,256,330
                                                                                           ------------           ------------

 Office equipment, furniture, leasehold improvements and software development
   costs, net                                                                                   703,173                412,779
Deferred marketing costs, net                                                                 1,057,777              1,284,445
Goodwill                                                                                      8,424,062              8,424,062
Intangible assets, net                                                                        2,187,429              2,748,087
Debt issuance cost, net                                                                         134,223                249,273
Security deposits                                                                                31,564                 31,564
                                                                                           ------------           ------------

       Total assets                                                                        $ 13,516,203           $ 14,406,540
                                                                                           ============           ============


                                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Credit line payable                                                                        300,000                300,000
     Accounts payable                                                                           688,551                918,791
     Accrued expenses                                                                           536,887                743,151
     Due to officers, directors and other related parties                                       107,330                225,000
     Notes payable - other, net of discount                                                     275,546                   --
     Capital lease payable                                                                       60,649                 60,047
     Deferred revenue                                                                           124,737              1,379,922
     Debenture payable, net of discount                                                         705,359                   --
     Other current liabilities                                                                     --                   13,423
                                                                                           ------------           ------------
       Total current liabilities                                                              2,799,059              3,640,334
                                                                                           ------------           ------------

Capital lease obligation, net of current portion                                                 61,473                 96,765
Promissory notes and debenture payable, net of discount                                         373,390              1,245,876
Due to officers and directors                                                                   780,230              1,024,598
                                                                                           ------------           ------------
       Total liabilities                                                                      4,014,152              6,007,573
                                                                                           ------------           ------------
       Total liabilities

Commitments and contingencies (Note 8)

Stockholders' equity
     Preferred stock - $.001 par value, 2,000,000 shares authorized,
       -0- issued and outstanding                                                                  --                     --
     Common Stock - $.001 par value, 100,000,000 shares authorized,
       10,930,409 and 9,372,727 shares issued and outstanding, respectively                      10,929                  9,372
     Additional paid in capital                                                              44,043,641             39,236,119
     Accumulated deficit                                                                    (34,552,519)           (30,846,524)
                                                                                           ------------           ------------
       Total stockholders' equity                                                             9,502,051              8,398,967
                                                                                           ------------           ------------

       Total liabilities and stockholders' equity                                          $ 13,516,203           $ 14,406,540
                                                                                           ============           ============


    See accompanying notes to consolidated financial statements (unaudited).



                          I-TRAX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)



                                                       Three months            Three months
                                                           ended                  ended
                                                         June 30,                June 30,
                                                           2003                    2002
                                                     ------------------      -----------------

Revenue:
     Technology licenses                                $   395,354           $   135,000
     Services                                               655,842               463,660
                                                        -----------           -----------
Total revenue                                             1,051,196               598,660
                                                        -----------           -----------

Cost of revenue:
     Technology licenses                                     24,690                10,834
     Services                                               317,462               354,319
                                                        -----------           -----------
Total cost of revenue                                       342,152               365,153
                                                        -----------           -----------

Gross profit                                                709,044               233,507

Operating expenses:
     General and administrative                             188,197               440,995
     Salary and related benefits                            465,594               935,295
     Research and development                                  --                 103,320
     Depreciation and amortization                          440,616               627,535
     Marketing and publicity                              1,522,852               156,636
                                                        -----------           -----------
Total operating expenses                                  2,617,259             2,263,781
                                                        -----------           -----------
Operating loss                                           (1,908,215)           (2,030,274)
                                                        -----------           -----------

Other expenses:
     Amortization of debt issuance costs                   (179,753)              (54,576)
     Interest expense and financing costs                  (654,354)             (306,211)
                                                        -----------           -----------
Total other expenses                                       (834,107)             (360,787)
                                                        -----------           -----------

Net loss                                                $(2,742,322)          $(2,391,061)
                                                        ===========           ===========

Loss per common share:

Basic and diluted                                       $      (.28)          $      (.26)
                                                        ===========           ===========

Weighted average number of shares outstanding:            9,873,184             9,307,164
                                                        ===========           ===========



    See accompanying notes to consolidated financial statements (unaudited).



                          I-TRAX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)



                                                                             Six months ended        Six months ended
                                                                                 June 30,                June 30,
                                                                                   2003                    2002
                                                                             ------------------      -----------------
Revenue:
     Technology licenses                                                          $  1,310,056            $   179,500
     Services                                                                        1,357,271                825,517
                                                                             ------------------      -----------------
Total revenue                                                                        2,667,327              1,005,017
                                                                             ------------------      -----------------

Cost of revenue:
     Technology licenses                                                                40,704                 21,668
     Services                                                                          617,528                605,650
                                                                             ------------------      -----------------
Total cost of revenue                                                                  658,232                627,318
                                                                             ------------------      -----------------

Gross profit                                                                         2,009,095                377,699

Operating expenses:
     General and administrative                                                        496,701                986,311
     Salary and related benefits                                                     1,324,457              1,954,997
     Research and development                                                               --                222,820
     Depreciation and amortization                                                     877,164                847,522
     Marketing and publicity                                                         1,604,609                327,092
                                                                             ------------------      -----------------
Total operating expenses                                                             4,302,931              4,338,742
                                                                             ------------------      -----------------

Operating loss                                                                      (2,293,836)            (3,961,043)
                                                                             ------------------      -----------------

Other expenses:
     Amortization of debt issuance costs                                              (237,278)               (90,960)
     Costs in connection with uncompleted acquisition                                 (200,000)                    --
     Interest expense and financing costs                                             (974,881)              (490,970)
                                                                             ------------------      -----------------
Total other expenses                                                                (1,412,159)              (581,930)
                                                                             ------------------      -----------------

Net loss                                                                         $  (3,705,995)          $ (4,542,973)
                                                                             ==================      =================

Loss per common share:

Basic and diluted                                                                  $      (.39)            $     (.52)
                                                                             ==================      =================

Weighted average number of shares outstanding:                                       9,620,206              8,782,304
                                                                             ==================      =================



    See accompanying notes to consolidated financial statements (unaudited).




                          I-TRAX, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)

                                                          Common Stock                Additional                          Total
                                                  -----------------------------        Paid-in        Accumulated    Stockholders'
                                                     Shares          Amount            Capital          Deficit          Equity
                                                  --------------  -------------    ----------------  --------------  ---------------

Balances at December 31, 2002                      9,372,727      $      9,372      $ 39,236,119       $(30,846,524)  $  8,398,967

Issuance of compensatory stock options                27,942            27,942

Mark to market of warrants granted for
   investor relations services and stock
   options granted to a former employee                 --                --              (4,097)              --           (4,097)

Fair market value of detachable warrants and
   additional beneficial conversion
   value in connection with re-pricing of
   convertible debenture                                --                --           1,007,833               --        1,007,833

Issuance of common stock for services                205,833               206           330,842               --          331,048

Contribution in the form of common stock
   given by shareholders for services
   rendered to the Company                           437,900           437,900

Sale of common stock, net of costs                   613,986               614         1,003,572               --        1,004,186

Issuance of warrants for services                       --                --             645,000               --          645,000

Fair value of detachable warrants issued in
   connection with convertible note                   68,000            68,000

Issuance of common stock for conversion of
   related party debt and assigned debt              668,152               668         1,168,602               --        1,169,270

Issuance of common stock for conversion of
   deferred salaries                                  69,711                69           121,928               --          121,997

Net loss for the six months ended June 30, 2003         --                --                --           (3,705,995)    (3,705,995)
                                                ------------      ------------      ------------       ------------   ------------

Balances at June 30, 2003
                                                  10,930,409      $     10,929      $ 44,043,641       $(34,552,519)  $  9,502,051
                                                ============      ============      ============       ============   ============



    See accompanying notes to consolidated financial statements (unaudited).






                          I-TRAX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                                         Six months
                                                                                            ended            Six months ended
                                                                                        June 30, 2003         June 30, 2002
                                                                                      ------------------     -----------------
Operating activities:
     Net loss                                                                             $(3,705,995)          $(4,542,973)

     Adjustments to reconcile net loss to net cash used in operating activities:
         Accretion of discount on notes payable charged to interest                           254,539               230,830
expense
         Accretion of beneficial conversion value of debenture                                525,556               197,636
         Amortization of option liability                                                     (13,423)              (67,115)
         Amortization of debt issuance costs                                                  237,278                90,960
         Amortization of deferred marketing costs                                             226,668                  --
         Depreciation and amortization                                                        650,496               847,522
         Expenses for compensatory stock options and warrants                                  23,845               163,200
         Issuance of securities for services                                                1,413,946               (83,400)
         Write off of deposit on cancelled acquisition                                        200,000                  --
Changes in operating assets and liabilities, net of acquisitions:
     Decrease (increase) in:
       Accounts receivable                                                                    135,438               (19,275)
       Prepaid expenses                                                                       (54,256)               82,923
       Other current assets                                                                    (1,855)              (20,525)
     (Decrease) increase in:
       Accounts payable                                                                      (230,240)               59,668
       Accrued expenses                                                                        79,896                56,609
       Deferred revenue                                                                    (1,255,185)              216,563
                                                                                          -----------           -----------
Net cash used in operating activities                                                      (1,513,292)           (2,787,377)
                                                                                          -----------           -----------

Investing activities:
     Proceeds from repayment of note receivable                                                  --                  52,500
     Cash used for property, equipment and software development costs                        (380,232)              (12,866)
     Proceeds from partial release of security deposit                                           --                  31,825
     Net cash to acquire WellComm Group, Inc.                                                    --              (2,045,065)
                                                                                          -----------           -----------
Net cash used in investing activities                                                        (380,232)           (1,973,606)
                                                                                          -----------           -----------
Financing activities:
     Principal payments on capital leases                                                     (34,690)              (38,312)
     Proceeds from credit line payable                                                           --                 125,000
     Repayment to related parties                                                            (140,000)              (65,000)
     Proceeds from officers, directors and other related parties                              740,000                  --
     Proceeds from sale of common stock                                                     1,004,186             1,943,476
     Proceeds from notes payable                                                              325,000                  --
     Proceeds from sale of debenture option                                                      --                 161,078
     Costs of issuance of debenture                                                              --                (150,000)
     Proceeds from issuance of debenture                                                         --               1,838,922
                                                                                          -----------           -----------

Net cash provided by financing activities                                                   1,894,496             3,815,164
                                                                                          -----------           -----------

Net increase (decrease) in cash                                                                   972              (945,819)
Cash at beginning of period                                                                   360,166             1,029,208
                                                                                          -----------           -----------
Cash at end of period                                                                     $   361,138           $    83,389
                                                                                          ===========           ===========
Supplemental disclosure of non-cash flow information: Cash paid during the period for:
       Interest                                                                           $      --             $     6,099
                                                                                          ===========           ===========

                         (Continues on following page.)



                          I-TRAX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                         (Continues from previous page.)

                                                                                                                Six months
                                                                                       Six months ended           ended
                                                                                       June 30, 2003          June 30, 2002
                                                                                      -----------------       ----------------

Schedule of non-cash investing and financing activities:


     Issuance of 1,488,000 shares of common stock and granting of 112,000 stock options in connection with acquisition of WellComm Group,
       Inc                                                                                 $     --            $  10,480,000
                                                                                          ===========           ===========

     Issuance of common stock and warrants for finder fee                                  $     --            $    --
                                                                                          ===========           ===========

     Issuance of common stock for conversion of related party debt and                     $1,169,270          $    --
                                                                                          ===========           ===========
assigned debt
     Issuance of common stock for conversion of deferred salaries                          $  121,997          $    --
                                                                                          ===========           ===========




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

As of June 30, 2003, the Company had three wholly owned subsidiaries: I-trax Health Management Solutions, Inc. ("Health Management"), a corporation, iSummit Partners, LLC and WellComm Group, LLC, each a single member limited liability company.


NOTE 2--INTERIM RESULTS AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2003 and the results of the operations and cash flows for the three and six months ended June 30, 2003. The results for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

For the six months ended June 30, 2003, the Company capitalized software development costs amounting to $375,545 since technological feasibility has been achieved.

Loss per common share is computed pursuant to SFAS No. 128, "Earnings Per Share." Basic loss per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debt. As of June 30, 2003 and 2002, 5,444,093 and 2,038,051, respectively, of options and warrants were excluded from the diluted loss per share computation, as their effect would be anti-dilutive.

These unaudited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2002 included in the Company's report on Form 10-KSB for the year ended December 31, 2002 filed on April 15, 2003.

For  comparability,   certain  2002  amounts  have  been   reclassified,   where
appropriate, to conform to the financial statement presentation used in 2003.

Effective January 3, 2003, the Company completed a 1-for-5 reverse stock split. Accordingly, all information for 2002 presented herein has been adjusted retroactively to reflect this reverse stock split.

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

The following unaudited pro forma results of operations of the Company give effect to the acquisition of WellComm for the six months ended June 30, 2002 as if the acquisition was consummated at the beginning of that period.

                                                               Six months
                                                                 ended
                                                             June 30, 2002
                                                           -----------------

     Total revenue                                             $   1,258,796
                                                           =================
     Total expenses                                            $   5,786,062
                                                           =================
     Net loss                                                 $   (4,527,243)
                                                           =================
     Pro forma net loss per share:                              $       (.48)
                                                           =================
       Basic and Diluted
     Weighted average number of shares outstanding:                9,391,296
       Basic and Diluted                                   =================


NOTE 4--RELATED PARTY TRANSACTIONS

At December 31, 2002, the Company had loans outstanding to certain officers and directors amounting to $1,024,598 and $225,000 to a relative of the Company's Chief Operating Officer.

During February 2003, pursuant to two promissory notes, two members of the Company's Board of Directors, advanced $200,000 to the Company for working capital. The notes accrue interest at 8% per year and mature in February 2004. In addition, during the six months ended June 30, 2003, the Company's Chief Executive and Operating Officers, along with a member of the Company's Board of Directors, advanced the Company a total of $540,000 for working capital at an interest rate of 8% per year. The Company's Chief Executive and Operating Officers have committed to continue to support the Company until it generates positive cash flow from operations, but at least through July 1, 2004.

During June 2003, certain officers, members of the Company's Board of Directors and a venture capital fund managed by the Company's Chief Executive Officer converted at a $1.75 per share a total of $909,421, comprised of loans and advances of $790,697 and accrued interest of $118,724, into 519,667 shares of common stock. In addition, certain of the same parties assigned additional loans in the principal amount of $246,342 and accrued interest of $13,507 thereon, to an investor relations firm, which thereafter converted the assigned loans into common stock also at $1.75 per share. The price of the conversions was determined with reference to a private placement of common stock to third parties completed by the Company contemporaneously with the conversions as disclosed in Note 9 below.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4--RELATED PARTY TRANSACTIONS (cont'd)

During February 2003, the Company repaid $140,000 of the $225,000 loan outstanding to a relative of the Company's Chief Operating Officer.

At June 30, 2003, based on repayment terms agreed upon with certain related parties, the Company classified $780,230 of outstanding loans and advances as a non-current liability because they are not due within the next twelve months.

The Company recorded $27,349 and $13,792, and $56,735 and $28,084 of interest expense for the three months and six months ended June 30, 2003 and 2002, respectively, associated with these related party loans and advances.


NOTE 5--NOTES PAYABLE--OTHER

In April 2003, the Company borrowed $100,000 from a shareholder pursuant to a convertible promissory note. The note, with an eleven-month term, accrues interest at 6% per annum and a default interest rate of 12% per annum. The principal and related accrued and unpaid interest is convertible by the shareholder into common stock at anytime at $1.50 per share. As consideration for this loan, the Company also granted the shareholder a warrant to acquire 100,000 shares of common stock at an exercise price of $1.50 per share. The value assigned to the warrant of $68,000 is recorded as a discount to the promissory note using the relevant fair value of the debt and the warrant to the actual proceeds from the convertible promissory note. The discount is being accreted to interest expense over the life of the convertible promissory note. For the three months ended June 30, 2003, the discount accreted to interest expense associated with the convertible promissory note amounted to $18,546. At June 30, 2003 the carrying value of the note amounted to $50,546 and is included in "Notes payable - other" on the accompanying balance sheet.

Pursuant to a promissory note dated April 10, 2003, the Company borrowed $150,000 from a shareholder with an interest rate of 12% per annum, requiring monthly payments of $25,000 plus accrued interest with a final payment due on December 31, 2003. As of June 30, 2003, the outstanding principal balance is $125,000. For the three months ended June 30, 2003, interest expense amounted to approximately $3,750.

On May 29, 2003, the Company borrowed $100,000 from a shareholder. The loan is due on September 29, 2003 and is accruing 12% during the four-month period it is expected to be outstanding. For the three months ended June 30, 2003, interest expense associated with such loan amounted to approximately $12,000.


NOTE 6--PROMISSORY NOTES PAYABLE

On March 2, 2001 the Company borrowed $692,809 from an investor group that included $75,000 from a venture capital fund managed by the Company's Chief Executive Officer. The loan bears interest at 8% per annum, with a default rate of 12% per annum, and is due on March 2, 2006. The Company also granted this investor group warrants to purchase 364,694 shares of common stock at $0.50 per share, which were exercised in the first quarter of 2002.

The value assigned to detachable warrants of $459,854 is being accreted to interest expense over the five-year term of the underlying promissory notes. For the three and six months ended June 30, 2003 and 2002, the amount accreted to interest expense was $22,677 and $22,677, and $45,354 and $45,354, respectively. At June 30, 2003, the carrying value of the notes amounted to $373,390 and is included in the "Promissory notes" in the accompanying consolidated balance sheet.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6--PROMISSORY NOTES PAYABLE (cont'd)

In June 2003, as part of certain related parties converting and assigning debt as discussed in Note 4 above, the venture capital fund managed by the Company's Chief Executive Officer, with the consent of the Company, assigned the fund's loan in the principal amount of $75,000 and a portion of the accrued interest amounting to $6,669 thereon, to an investment relations firm, which thereafter converted the assigned loan into common stock at $1.75 per share. The balance of the accrued interest not assigned amounting to $6,098 was converted into 3,484 shares of common stock also at $1.75 per share. The price of the conversion was determined with reference to a private placement of common stock to third parties completed by the Company contemporaneously with the conversion as disclosed in Note 9 below.

NOTE 7--CONVERTIBLE DEBENTURE

The Company funded the acquisition of WellComm by selling a 6% convertible senior debenture in the aggregate principal amount of $2,000,000 to Palladin Opportunity Fund LLC. Pursuant to the purchase agreement, the Company also issued Palladin a warrant to purchase an aggregate of up to 307,692 shares of common stock at an exercise price of $5.50 per share. The outstanding principal and any interest under the debenture are payable in full on or before February 3, 2004. Further, outstanding principal and any accrued interest may be converted at any time at the election of Palladin into common stock. The original conversion price of the debenture was $5.00 per share. In accordance with the terms of the debenture, the price was reset to $3.03 in February 2003 and to $1.75 in June 2003. In accordance with the terms of the warrant, the exercise price of the warrant was reset from $5.50 to $1.75 in June 2003.

The initial value assigned to the warrant of $890,272 was recorded as a discount to the debenture and is being accreted to interest expense over the life of the debenture. As a result of the reset of the exercise price of the warrant in June 2003, the Company recorded $203,077 of interest expense for the additional market value of the warrant on the date of the reset. For the three and six months ended June 30, 2003, and 2002, the Company recorded $314,362 and $111,285, and $222,570 and $222,570, respectively, of interest expense associated with the accretion of the original discount and the reset of the warrant. The Company also recorded $203,897 and $118,581, and $322,478 and $237,162 of interest expense for the three months and six months ended June 30, 2003 and 2002, respectively, for the amortization of the portion of the beneficial conversion value of the debenture. Upon the initial sale of the debenture, the Company recorded a beneficial conversion value of $948,651. The beneficial conversion value was increased by $682,528 as a result of the reset in June 2003. The beneficial conversion value represents the difference between the fair market value of the common stock on the date the debenture was sold (or the date the conversion price is changed) and the price at which the debt could be converted into common stock. As of June 30, 2003, the carrying value of the debenture amounted to $705,359 and it's classified as a current liability in the accompanying consolidated balance sheet.

Lastly, in connection with facilitating the transaction with Palladin, the Company initially recorded $416,610 of debt issuance costs comprised of $130,000 of cash, 6,200 shares of common stock valued at $40,610 and a warrant to acquire 40,000 shares of common stock at $5.00 per share valued at $246,000 delivered to a third party that brokered the transaction. In connection with the reset in June 2003 of the conversion price of Palladin's debenture and the exercise price of Palladin's warrant, the Company also, in accordance with a contractual commitment: (1) reset the exercise price of the warrant originally granted to the third party from $5.00 to $1.75 per share, resulting in a charge to operations of $26,400 for additional debt issuance costs; and (2) increased the shares issuable under the warrant by 74,285 shares of common stock, resulting in a further charge to operations of $95,828. For the three and six months ended June 30, 2003 and 2002 such amortization, inclusive of these one-time charges amounted to $179,753, $57,525 and $115,050 and $115,050, respectively.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8--COMMITMENTS AND CONTINGENCIES

Nature of Business

The Company is subject to risks and uncertainties common to growing technology companies, including rapid technological developments, reliance on continued development and acceptance of the Internet and health care applications utilizing the Internet, intense competition and a limited operating history.

Significant Customers

Financial instruments, which may expose the Company to concentrations of credit risk, consist primarily of accounts receivable. As of June 30, 2003, two customers represented 32% and 10%, respectively of the total accounts receivable. For the three and six months ended June 30, 2003, the Company had one customer, which accounted for 36% and 40% of total revenue, respectively.

Risk Based Contracts

The Company enters into risk-based contracts in certain disease management arrangements. These contracts are generally for terms of three to five years and provide that a percentage of the Company's fees may be refunded to a client if the Company does not save the client a certain percentage of the expenses incurred by individuals whose health is managed by the Company. As of June 30, 2003, the Company is not a party to any risk-based contracts.

NOTE 9--STOCKHOLDERS' EQUITY

Issuance of Common Stock

During May and June 2003 the Company issued an aggregate of 205,833 shares of common stock to four investor relations firms. The common stock, valued at $331,048, based on the market price of the Company's common stock on the date of issuance, has been charged to operations for the three months ended June 30, 2003.

During May 2003, certain shareholders of the Company contributed loans (which were thereafter converted into common stock) and common stock such that an investor relations firm retained by the Company received an aggregate of 290,000 shares of common stock as compensation for services. The benefit that the Company has received from these contributions amounted to $437,900, based on the market price of the Company's common stock on the date of the contribution, and was charged to operations.

During June 2003 the Company sold an aggregate of 613,986 shares of common stock at $1.75 per share yielding net proceeds (after direct costs including 40,167 shares of common stock) of $1,004,186.

During June 2003, the Company issued 519,667 shares of common stock in connection with the conversion of related party debt and accrued interest thereon amounting to $909,421 based on the market price of the Company's common stock on the date of issuance.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


During June 2003, the Company issued 148,485 shares of common stock in connection with the conversion of assigned debt to an investor relations firm amounting to $259,849 based on the market price of the Company's common stock on the date of issuance.


NOTE 9--STOCKHOLDERS' EQUITY (cont'd)

Issuance of Common Stock (cont'd)

During June 2003, the Company issued 69,711 shares of common stock in connection with the conversion of deferred salaries amounting to $121,997 based on the market price of the Company's common stock on the date of issuance.

Issuance of Warrants

During May and June 2003, the Company granted fully vested, non-forfeitable warrants to purchase 375,000 shares of common stock with exercise prices ranging from $1.50 to $1.76 (based on market value at the date of issuance) to two individuals and an institution for investor relations services pursuant to three separate consulting agreements expiring in May and June 2004. The value of such warrants, utilizing the Black-Scholes model amounted to $645,000. Such amount has been charged to operations for the three months ended June 30, 2003.

During May 2003 pursuant to the approval of the Board of Directors, the Company granted an aggregate of 450,000 warrants with an exercise price of $1.80 per share (based on market value at the date of issuance) to its Chief Executive and Operating Officers for their continued financial support and for their guarantees to continue to support the Company through January 2004. The granting of such warrants did not result in any charges to operations since they are granted to employees.

In April 2003, the Company borrowed $100,000 from a shareholder pursuant to a convertible promissory note. The note, with an eleven-month term, accrues interest at 6% per annum and a default interest rate of 12% per annum. The principal and related accrued and unpaid interest is convertible at anytime by the shareholder at $1.50 per share. As consideration for this loan, the Company also granted the shareholder a warrant to acquire 100,000 shares of common stock at an exercise price of $1.50 per share. The value assigned to the warrant of $68,000 is recorded as a discount to the convertible promissory note using the relevant fair value of the debt and the warrants to the actual proceeds from the convertible promissory note and is being accreted to interest expense over the life of the note.

In connection with the reset in June 2003 of the conversion price of Palladin's debenture and the exercise price of Palladin's warrant, the Company also, in accordance with a contractual commitment, reset the exercise price of the warrant originally granted to the third party from $5.00 to $1.75 per share and amended the warrant to increase the number of shares issuable thereunder by 74,285 shares of common stock. This reset of the exercise and the amendment to the warrant resulted in a charge to operations of $95,828.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 9--STOCKHOLDERS' EQUITY (cont'd)

Issuance of Warrants (cont'd)

The following table summarizes the Company's activity as it relates to its warrants for the six months ended June 30, 2003:

        Balance outstanding at January 1, 2003                   2,132,953
        Quarter ended March 31, 2003:
                 Granted                                                --
                 Exercised                                              --
                                                         -----------------
        Balance outstanding at March 31, 2003                    2,132,953
                                                         -----------------
        Quarter ended June 30, 2003:
                 Granted                                           999,285
                 Exercised                                              --
                                                         -----------------
        Balance outstanding at June 30, 2003                     3,132,238
                                                         =================

Stock Options

The table below summaries the activity in the Company's stock option plans for the six months ended June 30, 2003:

                                                     Non-Qualified          Non-Plan
                              Incentive Options         Options           Non-Qualified            Total
                                                                             Options
   ------------------------- -------------------- -------------------- -------------------- --------------------
   Outstanding as of
   January 1, 2003                       735,829              535,973              439,000            1,710,802
   Granted                                20,000               40,000                   --               60,000
   Exercised                                  --                   --                   --                   --
   Forfeited/Expired                    (127,971)             (40,000)                 --              (167,971)
                             -------------------- -------------------- -------------------- --------------------
   Outstanding as of March
   31, 2003                              627,858              535,973              439,000            1,602,831
                             -------------------- -------------------- -------------------- --------------------
   Granted                               130,000              300,000              300,000              730,000
   Exercised                                  --                   --                   --                   --
   Forfeited/Expired                     (13,976)             (10,000)                                  (23,976)
                             -------------------- -------------------- -------------------- --------------------
   Outstanding as of June                743,882              825,973              739,000            2,308,855
   30, 2003
                             ===================================================================================

                             -------------------- -------------------- -------------------- --------------------
   Vesting Dates:
          December 31, 2003              125,144              139,004              189,164              453,312
          December 31, 2004              170,456              201,665              101,665              473,786
          December 31, 2005               88,796               83,165               75,006              246,967
          December 31, 2006               45,836               50,504                   --               96,340
          December 31, 2007                   --                  333                   --                  333
                 Thereafter                   --                   --               20,000               20,000

As of June 30, 2003, there were outstanding an aggregate of 1,018,117 of exercisable plan and non-plan options with exercise prices ranging from $.01 to $10.00.



                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 9--STOCKHOLDERS' EQUITY (cont'd)

Stock Options (cont'd)

The Company accounts for its employee incentive stock option plans and warrants issued to employees using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No.
123. Had the Company determined compensation expense base on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company's net loss per share would have been increased to the following pro forma amounts:



                                      For the three        For the three         For the six         For the six
                                       months ended         months ended        months ended        months ended
                                      June 30, 2003        June 30, 2002        June 30, 2003       June 30, 2002
                                     -----------------    -----------------    ----------------    ----------------

Net loss as reported                      $(2,742,322)        $(2,391,061)        $(3,705,995)        $(4,542,973)

Add back intrinsic value of the                  --                  --                  --                     0
options issued to employee and
charged to operations                            --                  --                  --                163,20

Deduct total stock based employee                   5                   3                   4                   8
compensation expense determined
under fair value based methods for
all awards                                 (1,400,36)            (634,38)          (2,113,13)          (1,516,66)
                                          -----------         -----------         -----------         -----------

Pro forma net loss                        $(4,142,687)        $(3,025,444)        $(5,819,129)        $(5,896,441)
                                          ===========         ===========         ===========         ===========

Basic and diluted net loss per
share as reported                         $      (.28)        $      (.26)        $      (.39)        $      (.55)
                                          -----------         -----------         -----------         -----------

Pro forma basic and diluted net
loss per share                            $      (.42)        $      (.33)        $      (.60)        $      (.67)
                                          ===========         ===========         ===========         ===========

NOTE 10--AGREEMENT TO ACQUIRE DxCG, INC.

On November 8, 2002, the Company entered into a merger agreement to acquire DxCG, Inc. for a total purchase price of approximately $10,000,000, of which the Company intended to pay $6,000,000 in cash and $4,000,000 in common stock. Under the terms of this agreement and at the time this agreement was executed, the Company deposited $200,000 into an escrow account. This sum was intended to be released to DxCG if DxCG terminated the merger agreement because the Company failed to satisfy certain conditions to closing, including third party financing for the cash portion of the purchase price. The Company did not secure the financing by January 31, 2003 and accordingly such agreement was terminated resulting in the Company charging the $200,000 to earnings in the first quarter 2003.

NOTE 11--SUBSEQUENT EVENT

Private Placement Memorandum

During August 2003, the Company expects to commence a private placement in order to raise additional funds.

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

Our Business

      I-trax enables better healthcare through personalized health management programs.

      We believe that our personalized disease and life-style management solutions enable organizations to evolve from fragmented care management practices into a cohesive and efficient system of healthcare. Our solutions are fully integrated, use a single-data platform that allows all caregivers to share records, and enable our clients to provide true coordination of care. We believe that by facilitating real-time communication between all stakeholders within today's complex healthcare system, our solutions reduce costs and enable the best possible delivery of care.

      Health-e-LifeSM Program

      We deliver our solutions through our proprietary Health-e-LifeSM Program. The Program is designed to deliver lifestyle, disease and risk reduction interventions to an entire population by utilizing predictive science, technology, clinical expertise and care coordination.

      Predictive Science

      Our Health-e-LifeSM Program incorporates predictive science to analyze our clients' medical claims and pharmacy and clinical data to predict future healthcare costs. We believe this is an essential step to effective disease and life-style management. Experts agree that predictive science provides a comprehensive advantage to health plans, employers and providers, and leads to cost effective medical management and greater profitability. Using predictive science, we analyze our clients' entire populations to accurately predict our clients' future healthcare costs, including avoidable costs, the health conditions that will drive those costs and the people within our clients' populations who are at risk for those conditions. Armed with this information, I-trax is able to target the most appropriate resources to achieve the best savings and return on investment.

      Technology Solutions

      All technology components of our Health-e-LifeSM Program utilize a single data platform--Medicive(R) Medical Enterprise Data System--a proprietary software architecture developed to collect, store, retrieve and analyze a broad range of information used in the healthcare industry.

      Further, our web accessible solutions include portals for key stakeholders in the care delivery process--consumers, physicians and care managers--thus permitting real-time sharing of information and support the adherence to our health and disease intervention programs. The key technology we use for effective care coordination include:

      o     Health-e-Coordinator(TM), a web-based care management application;
      o     MyFamilyMD(TM), a consumer health management portal;
      o     CarePrime(R),   a  clinical  care  application  for  physicians  and
            clinicians; and
      o     I-talk(TM), interactive smart voice technology.

      Interventions and Clinical Expertise

      Our personalized health and disease interventions include intensive programs for individuals who suffer from, or are at high risk for, active or chronic disease and tailored programs for individuals who are at low risk. Depending on the individual's level of risk, our custom tailored interventions include self-help programs available through the web or person-assisted programs administered through our Care Communication Center, which is staffed by skilled nurses and other health professionals 24 hours per day, 7 days per week. All interventions include life-style and risk reduction programs that follow evidence-based clinical guidelines to optimize health, fitness, productivity and quality of life.

      We have designed and are implementing interventions for a number of specific chronic conditions, including congestive heart failure (CHF), coronary artery disease (CAD), asthma, diabetes, cancer management, cystic fibrosis lower back pain and chronic obstructive pulmonary disease (COPD).

      Care Communication Center

      Our Care Communications Center is staffed with registered nurses and other healthcare professionals 24 hours per day, 7 days per week. Through the Center, we effect targeted interventions to improve the health management of the populations we serve. The Center helps consumers make informed decisions about their health and provides ongoing support for those with chronic diseases. Our demand management and nurse triage services incorporate nationally recognized, evidence-based clinical guidelines to ensure that all caregivers and consumers are following the best practices.

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

      Our Customers

      As of the date of this filing, we serve approximately 64 customers. Our customers include physician groups, hospitals, health plans, including plans providing Medicaid and Medicare covered services, universities and colleges and agencies and branches of the United States government.

      We continue to focus our marketing efforts on the following markets: health plans and health insurers; self-insured employers; military, government and public health agencies; college and university student health services; and hospital and health systems.

Results of Operations

      Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

      Revenue for the three months ended June 30, 2003 was $1,051,196, an increase of $452,536 or 76% from $598,660 for the three months ended June 30, 2002. Total revenue was comprised of two components: (1) prevention and care services revenue of $655,842; and (2) technology license and services revenue of $395,354, of which approximately $375,000 represents revenue from the exclusive license of CarePrime(R) and MyFamilyMD(TM) we granted to UICI and certain related software development work. We contracted this revenue in the third quarter of 2002 and we are recognizing it based on delivering required deliverables. We expect that in future periods we will generate a significant portion of our revenue from delivery of care services through our Health-e-Life ProgramSM.

      Cost of revenue for the three months ended June 30, 2003 was $342,152, a decrease of 6% from $365,153 for the three months ended June 30, 2002. The small decrease is attributable to streamlining our personnel costs required to service our prevention and care services contracts. We expect that in future periods our cost of revenue will increase or decrease in proportion to volume of business because we expect to derive a significant portion of our future revenue from prevention and care services contracts, which require human involvement proportionate to the size of the contract.

      Outsourced and certain internal research and development costs of $188,045 were capitalized for the three months ended June 30, 2003 as compared to $103,320, which we expensed for the three months ended June 30, 2002. We expensed such costs during the quarter ended June 30, 2002 since the products had not reached technological feasibility and therefore could not be capitalized. We expect to continue to spend funds on improving our services and adding functionality to our technology products including to the MyFamilyMD(TM) application by adding MedWizard(R) tools, on CarePrime(TM) application, which interacts with MyFamilyMD(TM) and its MedWizard(R) tools, and on Health-e-Coordinator(TM) application by adding additional disease capabilities. Commencing in the first quarter of 2003, we have begun to capitalize development costs, which are primarily developer's salaries and outsourced expenses. As of June 30, 2003, we have capitalized an aggregate of $375,545.

      General and administrative expenses (excluding salary and related benefits which are discussed separately below) decreased from $440,995 for the three months ended June 30, 2002 to $188,197 for the three months ended June 30, 2003, a decrease of 57%. Our ability to reduce general and administrative expenses is attributable to increased efficiencies and the implementation of stringent budgetary controls. Additionally, during the quarter we successfully negotiated the settlement of certain payables. We believe that we currently have the resources to handle increased revenue with minimal incremental fixed costs.

      Salary and related benefits were $465,594 for the three months ended June 30, 2003 as compared to $935,295 for the three months ended June 30, 2002. The decrease in salary and related benefits from the three months ended June 30, 2002 to the three months ended June 30, 2003 was $469,701 or 50%. Again, the reduction in salary and related benefits expenses is a direct result of our continued efforts to consolidate positions and improve efficiencies.

      Depreciation and amortization expenses were $440,616 for the three months ended June 30, 2003, as compared to $627,535 for the three months ended June 30, 2002. The decrease is primarily attributable to the write down of certain intangible assets during December 2002 thereby reducing future amortization charges.

      Marketing and publicity expenses were $1,522,852 for the three months ended June 30, 2003 as compared to $156,636 for the three months ended June 30, 2002. The increase of 872% or $1,366,216 is a direct result of our ongoing marketing and investor relations campaigns to promote I-trax and our products and to penetrate the disease management market. Of the total expense of $1,522,852 for the quarter ended June 30, 2003, $1,467,395 was non-cash. The non-cash charges resulted from I-trax issuing common stock, granting warrants and having certain of its shareholders contribute shares to an investor relations firm as consideration for services rendered to us.

      Interest expense and financing costs for the three months ended June 30, 2003 was $654,354, increasing by $348,143 or 114% from $306,211 for the three months ended June 30, 2002.  For the three months ended June 30,

2003, interest expense includes charges for the amortization of the value assigned to the original beneficial conversion value of debenture and the associated warrants, with additional charges and amortization for additional beneficial conversion value resulting from the June 2003 reset of the conversion price of the debenture and the exercise price of the associated warrants. The charges for the quarter for all of these items amounted to $517,449. Generally, the beneficial conversion value represents the benefit to the investor that results from purchasing an immediately convertible debenture with a conversion price that is less than fair market value on the date of purchase after first allocating a portion of the proceeds from the debenture to the associated warrants. The remaining balance of interest expense of approximately $137,000 is associated with interest on other debt and the amortization of warrants granted to certain shareholders for loans made to us.

      Amortization of debt issuance and conversion costs was $179,753 and $54,576 for the three months ended June 30, 2003 and 2002, respectively. These costs were incurred in selling the $2,000,000 debenture to Palladin and are being amortized over the two-year life of the debenture. During the three months ended June 30, 2003, we took a charge of $122,228 in connection with the reset of the exercise price of the warrant granted to the party that brokered the transaction along with increasing the number of shares covered by the warrant as per the broker agreement.

      Our net loss was $2,742,322 for the three months ended June 30, 2003 as compared to a net loss of $2,391,061 for the three months ended June 30, 2002, an increase of 15%.

      Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

      Revenue for the six months ended June 30, 2003 was $2,667,327, an increase of $1,662,310 or 165% from $1,005,017 for the six months ended June 30, 2002. Total revenue was comprised of two components: (1) prevention and care services revenue of $1,357,271; and (2) technology license and services revenue of $1,310,056, of which approximately $1,076,000 represents revenue from the exclusive license of CarePrime(R) and MyFamilyMD(TM) we granted to UICI and certain related software development work. We contracted this revenue in the third quarter of 2002 and we are recognizing it based on delivering required deliverables. We expect that in future periods we will generate a significant portion of our revenue from delivery of care services through our Health-e-Life ProgramSM.

      Cost of revenue for the six months ended June 30, 2003 was $658,232, an increase of 5% from $627,318 for the six months ended June 30, 2002. The increase is attributable to the personnel costs required to service our prevention and care services contracts. We expect that in future periods our cost of revenue will increase or decrease in proportion to volume of business because we expect to derive a significant portion of our future revenue from prevention and care services contracts, which require human involvement proportionate to the size of the contract.

      Outsourced and certain internal research and development costs amounting to $375,545 were capitalized for the six months ended June 30, 2003 as compared to $222,820, which we expensed for the six months ended June 30, 2002. We expensed such costs during the six months ended June 30, 2002 since the products had not reached technological feasibility and therefore could not be capitalized. We expect to continue to spend funds on improving our services and adding functionality to our technology products including to the MyFamilyMD(TM) application by adding MedWizard(R) tools, on CarePrime(TM) application, which interacts with MyFamilyMD(TM) and its MedWizard(R) tools, and on Health-e-Coordinator(TM) application by adding additional disease capabilities. Commencing in the first quarter of 2003, we began to capitalize certain costs, which are primarily developer salaries and out-sourced costs.

      General and administrative expenses (excluding salary and related benefits which are discussed separately below) decreased from $986,311 for the six months ended June 30, 2002 to $496,701 for the six months ended June 30, 2003, a decrease of 50%. Our ability to reduce general and administrative expenses is attributable to increased efficiencies and the implementation of stringent budgetary controls. Additionally, during the six months ended June 30, 2003, we successfully negotiated the settlement of certain payables. We believe that we currently have the resources to handle increased revenue with minimal incremental fixed costs.

      Salary and related benefits were $1,324,457 for the six months ended June 30, 2003 as compared to $1,954,997 for the six months ended June 30, 2002. The decrease in salary and related benefits from the six months ended June 30, 2002 to the six months ended June 30, 2003 was $630,540 or 32%. Again, the reduction in salary and related benefits expenses is a direct result of our continued efforts to consolidate positions and improve efficiencies.

      Depreciation and amortization expenses were $877,164 for the six months ended June 30, 2003, as compared to $847,522 for the six months ended June 30, 2002.

      Marketing and publicity expenses were $1,604,609 for the six months ended June 30, 2003 as compared to $327,092 for the six months ended June 30, 2002. The increase of 390% or $1,277,517 is a direct result of our ongoing marketing and investor relations campaigns to promote I-trax and our products and to penetrate the disease management market. Of the total expense of $1,604,609 for the six months ended June 30, 2003, $1,467,395 was non-cash. The non-cash charges resulted from I-trax issuing common stock, granting warrants and having certain of its shareholders contribute shares to an investor relations firm for services rendered to us.

      Interest expense and financing costs for the six months ended June 30, 2003 was $974,881, increasing by $483,911 or 99% from $490,970 for the six months ended June 30, 2002. For the six months ended June 30, 2003, interest expense includes charges for the amortization of the value assigned to the original beneficial conversion value of debenture and the associated warrants, with additional charges and amortization for additional beneficial conversion value resulting from the June 2003 reset of the conversion price of the debenture and the exercise price of the associated warrants. The charges for the six months for all of these items amounted to $748,125. Generally, the beneficial conversion value represents the benefit to the investor that results from purchasing an immediately convertible debenture with a conversion price that is less than fair market value on the date of purchase after first allocating a portion of the proceeds from the debenture to the associated warrants. The remaining balance of interest expense of approximately $227,000 is associated with interest on other debt and the amortization of warrants granted to certain shareholders for loans.

      Amortization of debt issuance and conversion costs was $237,278 and $90,960 for the six months ended June 30, 2003 and 2002, respectively. These costs were incurred in selling the $2,000,000 debenture to Palladin and are being amortized over the two-year life of the debenture. During the three months ended June 30, 2003, the Company took a one-time charge of $122,228 in connection with the re-pricing of the warrants granted to the party, which brokered the transaction along with increasing the number of shares covered by the warrant as per the broker agreement.

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

      Our net loss was $3,705,995 for the six months ended June 30, 2003 as compared to a net loss of $4,542,973 for the six months ended June 30, 2002, a decrease of 18%.

Liquidity and Capital Resources

      Working Capital Deficiency

      As of June 30, 2003, we had a working capital deficiency of $1,821,084. Through June 30, 2003 and the date of this report, we have been able to finance these deficits with loans from our senior management team, their affiliates, a director and through the continued sale of equity. Although we continue to run cash flow deficits as of the date of this report, we also continue to make progress towards producing positive cash flow from operations and we expect, although no assurances exist, that we will reach operating cash flow break even in the third quarter of 2003.

      Additionally, during the six months ended June 30, 2003 and through the date of this report, our Chief Executive and Operating Officers, along with certain stockholders advanced to us in the form of loans $740,000 for working capital. Our Chief Executive and Operating Officers have committed to continue to fund us until we generate positive cash flow from operations, but at least through July 1, 2004.

      Sources and Uses of Cash

      Despite our negative cash flows from operations, which amounted to $1,513,292 for the six months ended June 30, 2003 and $2,787,377 for the six months ended June 30, 2002, we have been able to secure funds to support our operations. During the six months ended June 30, 2002, we secured funding by selling equity securities and a debenture, which aggregated approximately $3,800,000. Of the $3,800,000, we used approximately $2,200,000 to acquire WellComm and the remainder to fund operations. During the six months ended June 30, 2003, we borrowed, (net of repayments) $925,000 from officers, related parties and certain shareholders. Additionally, during June of 2003, we raised approximately $1,000,000 in a private placement. The funds were used primarily to fund operating activities and to continue the investment in our technology.

      As of June 30, 2003, our current liabilities were $2,799,059, of which $107,330 is due to related parties. The remainder of current liabilities of approximately $2,700,000 is made up, primarily, of trade payables of approximately $690,000, accrued expenses of approximately $540,000, $300,000 credit line payable, which was assumed with the acquisition of WellComm, approximately $125,000 of deferred revenue, carrying value $700,000 of convertible debenture (with a face value of $2,000,000 maturing in February
2004) and $275,000 of loans from shareholders. We have good relationships with all of our vendors.

      As of June 30, 2003, the face value of our long-term debt amounted to $617,809 (but carrying value of $373,390) held by a group of investors led by Psilos Group Partners, L.P., for which principal and interest is not due until March 2006. Additionally, $780,230 is owed to officers and directors for advances made to the Company. This amount has been classified as non-current since neither us nor the officers and directors expect these advances to be repaid within the next twelve months unless circumstances change.

      Under a private placement initiated in June 2003, we raised approximately $1,000,000 in cash, converted approximately $1,169,270 in related party loans, of which $1,037,038 represented principal and $132,232 represented interest, and converted $121,997 of deferred salaries by selling or issuing, applicable, common stock. In this offering, we issued a total of 1,311,682 shares.

      During the quarter ended June 30, 2003, we also issued stock for services. Specifically, we issued 205,833 shares of common stock for investor relations services valued at $331,048.

      During May 2003, certain of our shareholders contributed loans (which were thereafter converted into common stock) and common stock such that an investor relations firm retained by us received an aggregate of 290,000 shares of common stock as compensation for services. The benefit that we have received from these contributions amounted to $437,900, based on the market price of our common stock on the date of the contribution, and was charged to operations.

      During May and June 2003, we granted 375,000 warrants with exercise prices ranging from $1.50 to $1.76 to two individuals and an institution for investor relations services pursuant to three separate consulting agreements expiring in May and June 2004. The value of such warrants, utilizing the Black-Scholes model, amounted to $645,000. Such amount has been charged to operations for the three months ended June 30, 2003.

      During May 2003 pursuant to the approval of our Board of Directors, we granted an aggregate of 450,000 warrants with an exercise price of $1.80 per share to our Chief Executive and Operating Officers for their continued financial support and for their guarantees to continue to support us through July 2004. The granting of such warrants did not result in any charges to operations since they are deemed to be granted to our employees and accordingly are treated similar to incentive stock options.

      In April 2003, we borrowed $100,000 from a shareholder pursuant to a convertible promissory note. The note, with an eleven-month term, accrues interest at 6% per annum and a default interest rate of 12% per annum. The principal and related accrued and unpaid interest is convertible by the shareholder into common stock at $1.50 per share at any time. As consideration for this loan, we also granted the shareholder a warrant to acquire 100,000 shares of common stock at an exercise price of $1.50 per share. The value assigned to the warrant of $68,000 is recorded as a discount to the convertible promissory note using the relevant fair value of the debt and the warrants to the actual proceeds from the convertible promissory note.

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

      Although as of the date of these financials, we have not entered into any risk-based contracts, we expect that we will do so in the very near future. These types of contracts are generally for terms of three to five years, provide for an automatic renewal and typically provide that a percentage of our fees may be refundable ("performance based") based on achieving a targeted percentage reduction in the customer's healthcare costs.

Material Equity Transactions

      Through June 30, 2003 we have executed equity transactions with related and unrelated parties in connection with the raising funds for working capital along with issuing securities in lieu of compensation for services received. We believe that we have valued all such transaction pursuant to the various accounting rules and that they ultimately represent the economic substance of each transaction.

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

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

         None.

Item 2.           Changes in Securities

      Effective as of April 1, 2003, we issued a convertible promissory note in the principal amount of $100,000 and convertible into common stock at $1.50 per share and a warrant to acquire 100,000 shares of our common stock at $1.50 per share to a an existing stockholder. The shareholder is an accredited investor. In undertaking this issuance, we relied on an exemption from registration under
Section 4(2) of the Securities Act and Regulation D thereunder.

      Effective as of June 2, 2003, we issued warrants to acquire 250,000 shares of our common stock at $1.50 per share to two consultants as consideration for investor relations services. We recorded an accounting expense of $430,000 in connection with this issuance. Each of the consultants is an accredited investor. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder.

      Effective as of May 23, 2003, we issued a warrant to acquire 125,000 shares of our common stock at $1.76 per share to seven principals of an investment bank as consideration for investment banking services. We recorded an accounting expense of $215,000 in connection with this issuance. Each of the principals is an accredited investor. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder.

      Effective as of May 15,2003 we issued 200,000 shares of our common stock to a consultant as consideration for investor relations and other services. We recorded an investor relations expense of $241,348 in connection with this issuance. The consultant is an accredited investor. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder.

      As of June 30, 2003, we issued a total of 1,311,682 shares of common stock at $1.75 per share pursuant to a private placement initiated on June 2, 2003 in exchange for cash, loans and interest accrued on such loans, and accrued salaries. In undertaking this offering, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder. We filed a Form D with the Securities and Exchange Commission in connection with the issuance of our common stock in this transaction.

      In June 2003, in accordance with a contractual commitment, we reset the exercise price of the warrant originally granted to a third party from $5.00 to $1.75 per share and amended the warrant to increase the number of shares issuable thereunder by 74,285 shares of common stock. In undertaking this offering, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder.

Item 3.           Defaults upon Senior Securities

      We did not default upon any senior securities during the quarter ended June 30, 2003.

Item 4.           Submission of Matters to a Vote of Security Holders

      We held our annual meeting of stockholders in Philadelphia, Pennsylvania on May 21, 2003. Of the 9,372,727 shares outstanding as of the record date, 6,578,387 shares were present or represented by proxy at the meeting. At this meeting the following actions were voted upon:

      (1) To elect the following directors to serve for a term ending upon the 2004 Annual Meeting of Stockholders or until their successors are elected and qualified:

                                               For               Against
                                        ------------------- ------------------
   John Blazek                              6,529,988             2,000
   David R. Bock                            6,573,487             2,000
   Philip D. Green                          6,529,988             2,000
   Dr. Michael M.E. Johns                   6,529,988             2,000
   Dr. Arthur N. Leibowitz                  6,573,487             2,000
   Frank A. Martin                          6,529,988             2,000
   Dr. David Nash                           6,573,487             2,000
   John R. Palumbo                          6,529,988             2,000
   Dr. Carol Rehtmeyer                      6,529,588             2,000
   R. Dixon Thayer                          6,573,487             2,000
   William S. Wheeler                       6,573,487             2,000

         (2) Ratify the appointment of Goldstein Golub Kessler LLP as the Company's independent auditors for the fiscal year ending December 31, 2003.

             For                   Against                 Abstain
             --------------------- ----------------------- -------------------
             6,489,776             86,811                  1,800

Item 5.           Other Information

         None.

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

                31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                32.1 Certification Pursuant to 18 U.S.C section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                32.2 Certification Pursuant to 18 U.S.C section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)      Reports on Form 8-K

         We filed a current report on Form 8-K with the Securities and Exchange Commission on April 22, 2003 to report a Regulation FD disclosure.

         We filed a current report on Form 8-K with the Securities and Exchange Commission on May 19, 2003 to report a Regulation FD disclosure.

                                    SIGNATURE

      In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            I-TRAX, INC.

Date: August 14, 2003                       By: /s/  Frank A. Martin
                                            --------------------------------
                                            Name:    Frank A. Martin
                                            Title:   Chief Executive Officer