Form 10QSB
period 2003-09-30
I TRAX INC
filed 2003-11-14
CIK 1110189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 11, 2003, the Registrant had 13,004,965 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  [   ]  No [X]

                                      INDEX



                                                                        Page No.

PART I.   FINANCIAL INFORMATION................................................3

    Item 1.   Condensed Consolidated Financial Statements .....................3

    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................21

    Item 3.   Controls and Procedures.........................................29

PART II.   OTHER INFORMATION..................................................29

    Item 1.   Legal Proceedings...............................................29

    Item 2.   Changes in Securities...........................................29

    Item 3.   Defaults upon Senior Securities.................................29

    Item 4.   Submission of Matters to a Vote of Security Holders.............29

    Item 5.   Other Information...............................................29

    Item 6.   Exhibits and Reports on Form 8-K................................30

                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements




                                  I-TRAX, INC.
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)






                                                                        Page No.


Report of Independent Public Accountants                                   4

Consolidated Balance Sheets at September 30, 2003 (unaudited) and
December 31, 2002                                                          5

Consolidated Statements of Operations for the three months ended
September 30, 2003 and 2002 (unaudited)                                    6

Consolidated Statements of Operations for the nine months ended
September 30, 2003 and 2002 (unaudited)                                    7

Consolidated Statement of Stockholders' Equity for the nine months
ended September 30, 2003 (unaudited)                                       8

Consolidated Statements of Cash Flows for the nine months ended
September 30, 2003 and 2002 (unaudited)                                    9

Notes to consolidated financial statements                                11

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of I-trax, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of I-trax, Inc. (a Delaware corporation) and Subsidiaries as of September 30, 2003, and the related condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2003 and the consolidated statements of stockholders' equity and cash flows for the nine month period ended September 30, 2003. These financial statements are the responsibility of the company's management.

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


GOLDSTEIN GOLUB KESSLER LLP
New York, New York

October 15, 2003

                                                I-TRAX, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             ASSETS
                                                                                          September 30,
                                                                                               2003            December 31,
                                                                                           (unaudited)             2002
                                                                                        ----------------   -----------------
Current assets:
     Cash                                                                                 $     245,257       $     360,166
     Due from life insurance company                                                            500,000                  --
     Deposit on potential acquisition                                                                --             200,000
     Accounts receivable, net                                                                   564,167             597,635
     Prepaid expenses                                                                           243,346              77,569
     Other current assets                                                                        25,344              20,960
                                                                                        ----------------   -----------------
         Total current assets                                                                 1,578,114           1,256,330
                                                                                        ----------------   -----------------

Office equipment, furniture, leasehold improvements and software development
   costs, net                                                                                   924,830             412,779
Deferred marketing costs, net                                                                   944,443           1,284,445
Goodwill                                                                                      8,424,062           8,424,062
Intangible assets, net                                                                        1,907,100           2,748,087
Debt issuance cost, net                                                                          76,698             249,273
Security deposits                                                                                31,564              31,564
                                                                                        ----------------   -----------------

       Total assets                                                                       $  13,886,811       $  14,406,540
                                                                                        ================   =================

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Credit line payable                                                                        300,000             300,000
     Accounts payable                                                                           711,400             918,791
     Accrued expenses                                                                           442,559             743,151
     Due to officers, directors and other related parties                                       547,560             225,000
     Notes payable - other, net of discount                                                     119,092                  --
     Capital lease payable                                                                       60,680              60,047
     Deferred revenue                                                                                --           1,379,922
     Debenture payable, net of discount                                                       1,101,192                  --
     Other current liabilities                                                                       --              13,423
                                                                                        ----------------   -----------------
       Total current liabilities                                                              3,282,483           3,640,334
                                                                                        ----------------   -----------------

Capital lease obligation, net of current portion                                                 33,813              96,765
Promissory notes and debenture payable, net of discount                                         397,500           1,245,876
Due to officers and directors                                                                   315,000           1,024,598
                                                                                        ----------------   -----------------
       Total liabilities                                                                      4,028,796           6,007,573
                                                                                        ----------------   -----------------

Commitments and contingencies (Note 9)

Stockholders' equity
     Preferred stock - $.001 par value, 2,000,000 shares authorized,
       -0- issued and outstanding                                                                    --                  --
     Common stock - $.001 par value, 100,000,000 shares authorized,
       11,893,038 and 9,372,727 shares issued and outstanding, respectively                      11,892               9,372
     Additional paid in capital                                                              46,008,482          39,236,119
     Accumulated deficit                                                                    (36,162,359)        (30,846,524)
                                                                                        ----------------   -----------------
       Total stockholders' equity                                                             9,858,015           8,398,967
                                                                                        ----------------   -----------------

       Total liabilities and stockholders' equity                                         $  13,886,811       $  14,406,540
                                                                                        ================   =================

                           See accompanying notes to consolidated financial statements (unaudited).



                                             I-TRAX, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                                      (UNAUDITED)



                                                                               Three months            Three months
                                                                                   ended                  ended
                                                                               September 30,          September 30,
                                                                                   2003                    2002
                                                                             ------------------      -----------------
Revenue:
     Technology licenses                                                           $   243,288            $   366,340
     Services                                                                          757,225                405,160
                                                                             ------------------      -----------------
Total revenue                                                                        1,000,513                771,500
                                                                             ------------------      -----------------

Cost of revenue:
     Technology licenses                                                                34,154                 10,834
     Services                                                                          284,749                314,089
                                                                             ------------------      -----------------
Total cost of revenue                                                                  318,903                324,923
                                                                             ------------------      -----------------

Gross profit                                                                           681,610                446,577

Operating expenses:
     General and administrative                                                        499,674                467,173
     Salary and related benefits                                                       750,223                845,967
     Research and development                                                               --                 97,400
     Depreciation and amortization                                                     440,348                349,714
     Marketing and publicity                                                            96,762                 39,413
                                                                             ------------------      -----------------
Total operating expenses                                                             1,787,007              2,124,590
                                                                             ------------------      -----------------

Operating loss                                                                      (1,105,397)            (1,353,090)
                                                                             ------------------      -----------------

Other income (expenses):
     Proceeds from life insurance policy                                               500,000                     --
     Amortization of debt issuance costs                                               (57,525)               (54,576)
     Interest expense and financing costs                                             (946,918)              (287,965)
                                                                             ------------------      -----------------
Total other expenses                                                                  (504,443)              (342,541)
                                                                             ------------------      -----------------

Net loss                                                                         $  (1,609,840)         $  (1,695,631)
                                                                             ==================      =================

Loss per common share:

Basic and diluted                                                                  $      (.14)            $     (.18)
                                                                             ==================      =================

Weighted average number of shares outstanding:                                      11,121,724              9,391,370
                                                                             ==================      =================


                        See accompanying notes to consolidated financial statements (unaudited).

                                             I-TRAX, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                                      (UNAUDITED)


                                                                                Nine months             Nine months
                                                                                  ended                   ended
                                                                               September 30,           September 30,
                                                                                   2003                    2002
                                                                             ------------------      -----------------
Revenue:
     Technology licenses                                                          $  1,553,344            $   545,840
     Services                                                                        2,114,496              1,230,677
                                                                             ------------------      -----------------
Total revenue                                                                        3,667,840              1,776,517
                                                                             ------------------      -----------------

Cost of revenue:
     Technology licenses                                                                74,858                 32,501
     Services                                                                          902,277                919,740
                                                                             ------------------      -----------------
Total cost of revenue                                                                  977,135                952,241
                                                                             ------------------      -----------------

Gross profit                                                                         2,690,705                824,276

Operating expenses:
   General and administrative                                                        1,020,317              1,290,284
   Salary and related benefits                                                       2,074,680              2,964,164
   Research and development                                                                 --                320,220
   Depreciation and amortization                                                     1,317,512              1,197,236
   Marketing and publicity                                                           1,677,429                366,505
                                                                             ------------------      -----------------
Total operating expenses                                                             6,089,938              7,090,650
                                                                             ------------------      -----------------

Operating loss                                                                      (3,399,233)            (5,314,133)
                                                                             ------------------      -----------------

Other income (expenses):
   Proceeds from life insurance policy                                                 500,000
   Amortization of debt issuance costs                                                (294,803)              (145,536)
   Costs in connection with uncompleted acquisition                                   (200,000)                    --
   Interest expense and financing costs                                             (1,921,799)              (778,935)
                                                                             ------------------      -----------------
Total other expenses                                                                (1,916,602)              (924,471)
                                                                             ------------------      -----------------

Net loss                                                                         $  (5,315,835)          $ (6,238,604)
                                                                             ==================      =================

Loss per common share:

Basic and diluted                                                                $        (.53)          $       (.76)
                                                                             ==================      =================

Weighted average number of shares outstanding:                                      10,111,766              8,207,741
                                                                             ==================      =================



                        See accompanying notes to consolidated financial statements (unaudited).

                                                I-TRAX, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                         (UNAUDITED)



                                                       Common Stock            Additional                          Total
                                                       ------------             Paid-in        Accumulated     Stockholders'
                                                   Shares         Amount        Capital          Deficit          Equity
                                                 ---------      ---------     ------------   -------------     ------------

Balances at December 31, 2002                    9,372,727      $   9,372     $ 39,236,119   $ (30,846,524)    $  8,398,967

Issuance of compensatory stock options                                              27,942                           27,942

Mark to market of warrants granted for
   investor relations services and stock
   options granted to a former employee                 --             --           (4,097)             --           (4,097)

Fair market value of detachable  warrants
   and additional  beneficial  conversion
   value in connection with re-pricing of
   convertible debenture                                --             --        1,007,833              --        1,007,833

Issuance of common stock for services              205,833            206          330,842              --          331,048

Contribution in the form of common stock
   given by shareholders for services
   rendered to the Company                                                         437,900                          437,900

Sale of common stock, net of costs               1,253,986          1,254        2,404,135              --        2,405,389

Issuance of warrants for services                       --             --          645,000              --          645,000

Fair value of detachable warrants issued in
   connection with convertible note                                                 68,000                           68,000

Issuance of common stock for conversion of
   related party debt and assigned debt            668,152            668        1,168,602              --        1,169,270

Issuance of common stock for conversion of
   deferred salaries                                69,711             69          121,928              --          121,997

Issuance of common stock upon conversion of
   debenture                                       322,629            323          564,278                          564,601

Net loss for the nine months ended September
   30, 2003                                             --             --               --      (5,315,835)      (5,315,835)
                                             --------------  ------------- ----------------  --------------  ---------------

Balances at September 30, 2003                  11,893,038      $  11,892     $ 46,008,482   $ (36,162,359)     $ 9,858,015
                                             ==============  ============= ================  ==============  ===============

                           See accompanying notes to consolidated financial statements (unaudited).

                                                I-TRAX, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                                         (UNAUDITED)

                                                                                   Nine months               Nine months
                                                                                      ended                     ended
                                                                                  September 30,             September 30,
                                                                                       2003                     2002
                                                                                 -----------------        ----------------
Operating activities:
     Net loss                                                                     $    (5,315,835)        $    (6,238,604)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Accretion of discount on notes payable charged to interest expense               556,322                 364,791
         Accretion of beneficial conversion value of debenture                          1,053,064                 316,217
         Amortization of option liability                                                 (13,423)               (107,385)
         Amortization of debt issuance costs                                              294,803                 145,536
         Amortization of deferred marketing costs                                         340,002                      --
         Depreciation and amortization                                                    977,509               1,239,958
         Expenses for compensatory stock options and warrants                              23,845                 163,200
         Issuance of securities for services                                            1,413,946                (152,200)
         Write off of deposit on cancelled acquisition                                    200,000                      --
Changes in operating assets and liabilities, net of acquisitions:
     Decrease (increase) in:
       Accounts receivable                                                                 33,468                 174,858
       Prepaid expenses                                                                  (165,777)                (18,649)
       Other current assets                                                                (4,384)                (26,081)
       Due from life insurance company                                                   (500,000)                     --
     (Decrease) increase in:
       Accounts payable                                                                  (207,391)                253,618
       Accrued expenses                                                                   134,368                 112,954
       Deferred revenue                                                                (1,379,922)              2,668,063
                                                                             ---------------------    --------------------
Net cash used in operating activities                                                  (2,559,405)             (1,103,724)
                                                                             ---------------------    --------------------

Investing activities:
     Proceeds from repayment of note receivable                                                --                  67,500
     Cash used for property, equipment and software development costs                    (648,574)                (25,732)
     Proceeds from partial release of security deposit                                         --                  45,120
     Net cash to acquire WellComm Group, Inc.                                                  --              (2,045,065)
                                                                             ---------------------    --------------------
Net cash used in investing activities                                                    (648,574)             (1,958,127)
                                                                             ---------------------    --------------------

Financing activities:
     Principal payments on capital leases                                                 (62,319)                (64,677)
     Proceeds from credit line payable                                                         --                 125,000
     Repayment to related parties                                                        (165,000)                (65,000)
     Notes payable repayments                                                            (175,000)                     --
     Proceeds from officers, directors and other related parties                          740,000                 700,000
     Proceeds from sale of common stock                                                 2,405,389               1,943,476
     Proceeds from notes payable                                                          350,000                      --
     Costs of issuance of debenture                                                            --                (150,000)
     Proceeds from issuance of debenture                                                       --               2,000,000
                                                                             ---------------------    --------------------

Net cash provided by financing activities                                               3,093,070               4,488,799
                                                                             ---------------------    --------------------

Net increase (decrease) in cash                                                          (114,909)              1,426,948

Cash at beginning of period                                                               360,166               1,029,208
                                                                             ---------------------    --------------------

Cash at end of period                                                              $      245,257         $     2,456,156
                                                                             =====================    ====================
Supplemental disclosure of non-cash flow information:
     Cash paid during the period for:
       Interest                                                                     $      27,839           $      10,978
                                                                             =====================    ====================

                                                (Continues on following page.)

                                                I-TRAX, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                               (Continues from previous page.)

                                                                                 Nine months              Nine months
                                                                                    ended                    ended
                                                                                September 30,            September 30,
                                                                                     2003                    2002
                                                                             ---------------------    --------------------
Schedule of non-cash investing and financing activities:


     Issuance of 1,488,000  shares of common stock and granting of 112,000 stock options in connection with acquisition of WellComm
       Group, Inc.                                                                 $           --           $  10,480,000
                                                                             =====================    ====================

     Issuance of common stock and warrants for finder fee                          $           --           $     391,408
                                                                             =====================    ====================

     Issuance of common stock upon conversion of related party debt and
       assigned debt                                                               $    1,169,270           $          --
                                                                             =====================    ====================

     Issuance of common stock for conversion of deferred salaries                  $      121,997           $          --
                                                                             ---------------------    --------------------

                                                                             ---------------------    --------------------
Issuance of common stock upon conversion of debenture                              $      564,601           $          --
                                                                             =====================    ====================


                           See accompanying notes to consolidated financial statements (unaudited).

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

As of September 30, 2003, the Company had two wholly owned subsidiaries: I-trax Health Management Solutions, Inc. ("Health Management"), a corporation, and WellComm Group, LLC, a single member limited liability company.


NOTE 2--INTERIM RESULTS AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2003 and the results of the operations and cash flows for the three and nine months ended September 30, 2003. The results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

For the nine months ended September 30, 2003, the Company capitalized software development costs amounting to $617,045 since technological feasibility has been achieved.

Loss per common share is computed pursuant to SFAS No. 128, "Earnings Per Share." Basic loss per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debt. As of September 30, 2003 and 2002, 5,809,093 and 1,836,556, respectively, of shares issuable upon exercise of options and warrants were excluded from the diluted loss per share computation, as their effect would be anti-dilutive.

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

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3--DUE FROM LIFE INSURANCE COMPANY

A senior executive officer and director of the Company died in September 2003. In October 2003, the Company received proceeds of $500,000 from a key-person life insurance policy maintained by the Company on the life of the deceased senior executive officer. Accordingly, this amount was accrued as of September 30, 2003. Because the Company pledged the proceeds from this insurance policy as security for loans made to the Company in 2002 and 2003 by the deceased senior executive officer, a former director and a key employee, the Company dispersed the proceeds from the insurance policy in October 2003 in partial satisfaction of such loans.


NOTE 4--ACQUISITION OF WELLCOMM GROUP, INC.

On February 6, 2002, the Company acquired all of the issued and outstanding common stock of WellComm Group, Inc. by issuing 1,488,000 shares of common stock valued at $9,746,400, granting options valued at $733,600 to acquire 112,000 shares common stock at a nominal exercise price, and paying approximately $2,200,000 in cash. The aggregate acquisition price amounted to approximately $12,680,000. The financial statements include the operations of WellComm from February 1, 2002 forward.

The following unaudited pro forma results of operations of the Company give effect to the acquisition of WellComm for the nine months ended September 30, 2002 as if the acquisition was consummated at the beginning of that period.

                                                                              Nine months
                                                                                 ended
                                                                             September 30,
                                                                                  2002
                                                                           -----------------

                  Total revenue                                                $    2,030,296
                                                                           ==================
                  Total expenses                                               $    8,253,170
                                                                           ==================
                  Net loss                                                     $   (6,222,874)
                                                                           ==================
                  Pro forma net loss per share:
                    Basic and Diluted                                          $         (.66)
                                                                           ==================
                  Weighted average number of shares outstanding:
                    Basic and Diluted                                               9,391,296
                                                                           ==================


NOTE 5--RELATED PARTY TRANSACTIONS

At December 31, 2002, the Company owed to certain officers and directors $1,024,598 and owed a relative of the Company's Chief Operating Officer an additional $225,000. During February 2003, the Company repaid $140,000 of the $225,000 loan outstanding to a relative of the Company's Chief Operating Officer.

During February 2003, pursuant to two promissory notes, two former directors of the Company advanced $200,000 to the Company for working capital. The notes accrue interest at 8% per year and mature in February 2004. In addition, through June 30, 2003, the Company's Chief Executive and Operating Officers, along with a director of the Company, advanced the Company a total of $540,000 for working capital at an interest rate of 8% per year. During the three months ended September 30, 2003, the Company repaid $25,000 to its Chief Executive Officer. The Company's Chief Executive and Operating Officers have committed to continue to support the Company through July 1, 2004.

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5--RELATED PARTY TRANSACTIONS (cont'd)

In June 2003, certain of the Company's officers, directors and a venture capital fund managed by the Company's Chief Executive Officer converted $909,421, comprised of loans and advances of $790,697 and accrued interest of $118,724, into 519,667 shares of common stock at $1.75 per share. In addition, certain of the same parties assigned additional loans in the principal amount of $246,342, and accrued interest of $13,507 thereon, to an investor relations firm, which thereafter converted the assigned loans into common stock also at $1.75 per share. The price of the conversions was determined with reference to a private placement of common stock to third parties completed by the Company contemporaneously with the conversions as disclosed in Note 10 below.

At September 30, 2003, based on repayment terms agreed upon with certain officers, the Company classified $315,000 of outstanding loans and advances as a non-current liability because they are not due within the next twelve months.

Interest expense associated with related party loans amounted to $13,951 and $13,792 for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, interest expense associated with related party loans amounted to $70,686 and $41,876, respectively.

NOTE 6--NOTES PAYABLE--OTHER

In April 2003, the Company borrowed $100,000 from a shareholder pursuant to a convertible promissory note. The note, with an eleven-month term, accrues interest at 6% per annum and a default interest rate of 12% per annum. The principal and related accrued and unpaid interest is convertible by the shareholder into common stock at anytime at $1.50 per share. As consideration for this loan, the Company also granted the shareholder a warrant to acquire 100,000 shares of common stock at an exercise price of $1.50 per share. The value assigned to the warrant of $68,000 is recorded as a discount to the promissory note using the relevant fair value of the debt and the warrant to the actual proceeds from the convertible promissory note. The discount is being accreted to interest expense over the life of the convertible promissory note. For the three months ended September 30, 2003, the discount accreted to interest expense associated with the convertible promissory note amounted to $18,546. At September 30, 2003 the carrying value of the note amounted to $69,092 and is included in "Notes payable - other" on the accompanying condensed consolidated balance sheets.

Pursuant to a promissory note dated April 10, 2003, the Company borrowed $150,000 from a shareholder with an interest rate of 12% per annum, requiring monthly payments of $25,000 plus accrued interest with a final payment due on December 31, 2003. As of September 30, 2003, the outstanding principal balance on this loan is $50,000. For the three months ended September 30, 2003, interest expense amounted to approximately $3,750.

On May 29, 2003, the Company borrowed $100,000 from a shareholder. The loan was due on September 29, 2003 and it accrued interest at 12% during the four-month period it was outstanding. For the three months ended September 30, 2003, interest expense associated with this loan amounted to approximately $9,000. The loan and related interest amounting to $112,000 was repaid in full on September 29, 2003.

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

The value assigned to detachable warrants of $459,854 is being accreted to interest expense over the five-year term of the underlying promissory notes. The amount accreted to interest expense amounted to $22,677 and $22,677 for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002 the amount accreted to interest expense amounted to $68,031 and $68,031, respectively. At September 30, 2003, the carrying value of the notes amounted to $397,500 and is included in the "Promissory notes, net of discount" on the accompanying consolidated balance sheets.

In June 2003, as part of certain related parties converting and assigning debt as discussed in Note 5 above, the venture capital fund managed by the Company's Chief Executive Officer, with the consent of the Company, assigned the fund's loan in the principal amount of $75,000 and a portion of the accrued interest thereon amounting to $6,669 to an investment relations firm, which thereafter converted the assigned loan into common stock at $1.75 per share. The balance of the accrued interest not assigned in the amount of $6,098 was converted into 3,484 shares of common stock also at $1.75 per share. The price of the conversion was determined with reference to a private placement of common stock to third parties completed by the Company contemporaneously with the conversion as disclosed in Note 10 below.


NOTE 8--CONVERTIBLE DEBENTURE

The Company funded the acquisition of WellComm by selling a 6% convertible senior debenture in the aggregate principal amount of $2,000,000 to Palladin Opportunity Fund LLC. Pursuant to the purchase agreement, the Company also issued Palladin a warrant to purchase an aggregate of up to 307,692 shares of common stock at an exercise price of $5.50 per share. The outstanding principal and any interest under the debenture are payable in full on or before February 3, 2004. Further, outstanding principal and any accrued interest may be converted at any time at the election of Palladin into common stock. The original conversion price of the debenture was $5.00 per share. In accordance with the terms of the debenture, the price was reset to $3.03 in February 2003 and to $1.75 in June 2003. In accordance with the terms of the warrant, the exercise price of the warrant was reset from $5.50 to $1.75 in June 2003. For the three months ended September 30, 2003, Palladin converted an aggregate of $564,601 of the amount due on the debenture for which the Company issued 322,629 shares of common stock.

The initial value assigned to the warrant of $890,272 was recorded as a discount to the debenture and is being accreted to interest expense over the life of the debenture. As a result of resetting of the exercise price of the warrant in June 2003, the Company recorded $203,077 of interest expense for the additional market value of the warrant on the date of resetting. The amount accreted to interest expense associated with the value assigned to the warrant amounted to $260,650 and $111,285 for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002 the amount accreted to interest expense amounted to $575,012 and $333,855, respectively.

Upon the initial sale of the debenture, the Company recorded a beneficial conversion value of $948,651. The beneficial conversion value represents the difference between the fair market value of the common stock on the date the debenture was sold (or the date the conversion price is changed) and the price at which the debt could be converted into common stock.

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8--CONVERTIBLE DEBENTURE (cont'd)

The beneficial conversion value was increased by $682,528 as a result of the reset in June 2003. As of September 30, 2003, the carrying value of the debenture amounted to $1,101,192 and is classified as a current liability in the accompanying condensed consolidated balance sheet. The carrying value of the debenture is net of Palladin's partial conversion of the debenture as describe above.

As a result of Palladin's partial conversion of the debenture, the Company recorded $254,310 of additional interest expense for the quarter ended September 30, 2003. This amount represents the portion of the beneficial conversion value associated with the principal being converted and was therefore charged to interest expense immediately instead of being amortized over time.

Accordingly, the Company recorded $527,508 and $118,581 of interest expense for the three months ended September 30, 2003 and 2002, respectively for the amortization of the beneficial conversion value of the debenture. For the nine months ended September 30, 2003 and 2002, the Company recorded $849,986 and $355,743, respectively.

Lastly, in connection with facilitating the transaction with Palladin, the Company initially recorded $416,610 of debt issuance costs comprised of $130,000 of cash, 6,200 shares of common stock valued at $40,610 and a warrant to acquire 40,000 shares of common stock at $5.00 per share valued at $246,000 delivered to a third party that brokered the transaction. In connection with the reset in June 2003 of the conversion price of Palladin's debenture and the exercise price of Palladin's warrant, the Company also, in accordance with a contractual commitment: (1) reset the exercise price of the warrant originally granted to the third party from $5.00 to $1.75 per share, resulting in a charge to operations of $26,400 for additional debt issuance costs; and (2) increased the shares of common stock issuable under the warrant by 74,285 shares, resulting in a further charge to operations of $95,828. For the three months ended September 30, 2003 and 2002 the amortization of these debt issuance costs amounted to $57,525 and $54,576, respectively, whereas for the nine months ended September 30, 2003 and 2002, such amortization amounted to $294,803 and $145,536, respectively.


NOTE 9--COMMITMENTS AND CONTINGENCIES

Nature of Business

The Company is subject to risks and uncertainties common to growing technology companies, including rapid technological developments, reliance on continued development and acceptance of the Internet and health care applications utilizing the Internet, intense competition and a limited operating history.

Significant Customers

Financial instruments, which may expose the Company to concentrations of credit risk, consist primarily of accounts receivable. As of September 30, 2003, two customers represented 24% and 11% of the total accounts receivable. For the three months ended September 30, 2003, the Company had two customers, each of which accounted for 13% of total revenue. For the nine months ended September 30, 2003, the Company also had two customers that accounted for 38% and 11% of total revenue.

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 9--COMMITMENTS AND CONTINGENCIES (cont'd)

Risk Sharing Contracts

The Company enters into risk sharing contracts with some customers in certain disease management arrangements. These contracts are generally for terms of three to five years and provide that a percentage of the Company's fees may be refunded to a customer if the Company does not save such customer a pre-determined percentage of the expenses incurred by individuals whose health is managed by the Company. As of September 30, 2003, the Company is not a party to any risk sharing contracts.


NOTE 10--STOCKHOLDERS' EQUITY

Issuance of Common Stock

During May and June 2003 the Company issued an aggregate of 205,833 shares of common stock to four investor relations firms. The common stock valued at $331,048, based on the market price of the Company's common stock on the date of issuance, has been charged to operations for the three months ended June 30, 2003.

During May 2003, certain shareholders of the Company contributed loans (which were thereafter converted into common stock) and common stock such that an investor relations firm retained by the Company received an aggregate of 290,000 shares of common stock as compensation for services. The benefit that the Company has received from these contributions aggregates $437,900 based on the market price of the Company's common stock on the date of the contribution, and was charged to operations.

During June 2003 the Company sold 613,986 shares of common stock at $1.75 per share yielding net proceeds (after direct costs including 40,167 shares of common stock) of $1,004,186.

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

During the three months ended September 30, 2003, Palladin converted $564,601 of principal outstanding under the convertible debenture into 322,629 shares of the Company's common stock.

During August 2003 the Company commenced a private placement whereby it offered as a unit, two shares of common stock and a warrant to purchase an additional share of common stock exercisable at $3.00 (the market price on the Company's common stock on the date the Company commenced the private placement) for a unit purchase price of $5. The maximum amount offered was $3,500,000. Through September 30, 2003, the Company has issued 640,000 shares of common stock and granted warrants to purchase 320,000 additional shares under this private placement. The Company has realized net proceeds of $1,401,203 after expenses as of September 30, 2003.

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 10--STOCKHOLDERS' EQUITY (cont'd)

Issuance of Warrants

During May and June 2003, the Company granted fully vested, non-forfeitable warrants to purchase 375,000 shares of common stock with exercise prices of $1.50 and $1.76 (based on market value at the date of issuance) to two individuals and an institution for investor relations services pursuant to three separate consulting agreements expiring in May and June 2004. The value of such warrants, utilizing the Black-Scholes model amounted to $645,000. Such amount has been charged to operations for the three months ended June 30, 2003.

During May 2003 pursuant to the approval of the Board of Directors, the Company granted warrants to purchase an aggregate of 450,000 shares for an exercise price of $1.80 per share (representing a premium over market price on the date of grant) to its Chief Executive and Operating Officers for their continued financial support and for their guarantees to continue to support the Company through January 2004. The granting of such warrants did not result in any charges to operations because they were granted to employees.

In April 2003, the Company borrowed $100,000 from a shareholder pursuant to a convertible promissory note. The note, with an eleven-month term, accrues interest at 6% per annum and a default interest rate of 12% per annum. The principal and related accrued and unpaid interest is convertible at any time by the shareholder into common stock at $1.50 per share. As consideration for this loan, the Company also granted the shareholder a warrant to acquire 100,000 shares of common stock at an exercise price of $1.50 per share. The value assigned to the warrant is $68,000 and is recorded as a discount to the convertible promissory note using the relative fair value of the debt and the warrants to the actual proceeds from the convertible promissory note and is being accreted to interest expense over the life of the note.

In connection with the reset in June 2003 of the conversion price of Palladin's debenture and the exercise price of Palladin's warrant, the Company, in accordance with a contractual commitment, reset the exercise price of the warrant originally granted to a third party that brokered the Palladin investment from $5.00 to $1.75 per share and amended the warrant to increase the number of shares issuable thereunder by 74,285 shares of common stock. This reset of the exercise and the amendment to the warrant resulted in a charge to operations in the amount of $95,828.

The following table summarizes the Company's activity as it relates to its warrants for the nine months ended September 30, 2003:

                                                                                   Shares
                                                                             -----------------

                 Balance outstanding at January 1, 2003                               2,132,953
                 Quarter ended March 31, 2003:
                          Granted                                                            --
                          Exercised                                                          --
                                                                             ------------------
                 Balance outstanding at March 31, 2003                                2,132,953
                                                                             ------------------
                 Quarter ended June 30, 2003:
                          Granted                                                       999,285
                          Exercised                                                          --
                                                                             ------------------
                 Balance outstanding at June 30, 2003                                 3,132,238
                                                                             ------------------
                 Quarter ended September 30, 2003:
                          Granted                                                       320,000
                          Exercised
                                                                             ------------------
                 Balance outstanding at September 30, 2003                            3,452,238
                                                                             ==================

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 10--STOCKHOLDERS' EQUITY (cont'd)

Stock Options

The table below summaries the activity in the Company's stock option plans for the nine months ended September 30, 2003:

                                                                                 Non-Plan
                                                           Non-Qualified       Non-Qualified
                                   Incentive Options          Options             Options               Total
   -------------------------------------------------------------------------------------------------------------
   Outstanding as of
   January 1, 2003                       735,829              535,973              439,000            1,710,802
   Granted                                20,000               40,000                   --               60,000
   Exercised                                  --                   --                   --                   --
   Forfeited/Expired                    (127,971)             (40,000)                  --             (167,971)
                             -----------------------------------------------------------------------------------
   Outstanding as of
   March 31, 2003                        627,858              535,973              439,000            1,602,831
                             -----------------------------------------------------------------------------------
   Granted                               130,000              300,000              300,000              730,000
   Exercised                                  --                   --                   --                   --
   Forfeited/Expired                     (13,976)             (10,000)                                  (23,976)
                             -----------------------------------------------------------------------------------
   Outstanding as of
   June 30, 2003                         743,882              825,973              739,000            2,308,855
   Granted                                48,000                    -                    -               48,000
   Exercised                                   -                    -                    -                    -
   Forfeited/Expired                           -                    -                    -                    -
                             -----------------------------------------------------------------------------------
   Outstanding as of
   September 30, 2003                    791,882              825,973              739,000            2,356,855
                             ===================================================================================
   Vesting Dates:
          December 31, 2003              125,144              141,004              189,164              453,312
          December 31, 2004              190,706              200,998              101,665              473,786
          December 31, 2005              104,795               82,665               75,006              246,967
          December 31, 2006               57,587               50,504                   --               96,340
          December 31, 2007                   --                  333                   --                  333
                 Thereafter                   --                   --               20,000               20,000

As of September 30, 2003, there were outstanding an aggregate of 1,017,617 of exercisable plan and non-plan options with exercise prices ranging from $.01 to $10.00.

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 10--STOCKHOLDERS' EQUITY (cont'd)

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

                                    For the three         For the three         For the nine          For the nine
                                     months ended         months ended          months ended          months ended
                                    September 30,         September 30,        September 30,          September 30,
                                         2003                 2002                  2003                   2002
                                  -----------------    ------------------    -----------------    -------------------

Net loss as reported                  $   (1,609,840)       $   (1,695,631)      $   (5,315,835)       $    (6,238,604)

Add back intrinsic value of the
options issued to employee and
charged to operations                             --                    --               23,845                163,200

Deduct total stock based
employee compensation expense
determined under fair value
based methods for all awards                (817,118)             (639,310)          (2,952,906)            (2,155,403)
                                  ------------------   -------------------   ------------------   --------------------

Pro forma net loss                        (2,426,958)           (2,334,941)          (8,244,896)            (8,230,807)
                                  ==================   ===================   ==================   ====================

Basic and diluted net loss per
share as reported                        $      (.14)          $      (.18)         $      (.53)          $       (.76)
                                  ------------------   -------------------   ------------------   --------------------

Pro forma basic and diluted net
loss per share                           $      (.22)          $      (.25)         $      (.82)         $       (1.00)
                                  ==================   ===================   ==================   ====================


NOTE 11--AGREEMENT TO ACQUIRE DxCG, INC.

On November 8, 2002, the Company entered into a merger agreement to acquire DxCG, Inc. for a total purchase price of approximately $10,000,000. Under the terms of this agreement and at the time this agreement was executed, the Company deposited $200,000 into an escrow account. This sum was intended to be released to DxCG if DxCG terminated the merger agreement because the Company failed to satisfy certain conditions to closing, including third party financing for the cash portion of the purchase price. The Company did not secure the financing and accordingly such agreement was terminated which, in turn, resulted in the Company's charging the $200,000 to earnings in the first quarter of 2003.

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 12--SUBESEQUENT EVENTS

During October 2003, the Company issued 760,000 shares of common stock and granted warrants to purchase an additional 380,000 shares of common stock pursuant to the private placement commenced during August 2003. The Company has realized $1,676,242 after expenses for these October sales. See Note 10 above for further discussion.

During October 2003, the Company received $175,000 from Palladin in connection with the partial exercise of its warrants to purchase 100,000 shares of common stock at $1.75 each.

During October 2003, Palladin converted $175,000 of principal outstanding under the convertible debenture into 100,000 shares of the Company's common stock.

During October 2003, the Company repaid $300,000 owed on its line of credit, representing payment in full.

During October 2003, the Company repaid to the estate of a deceased senior executive officer, a former director and a key employee $500,000 of loans using proceeds of a life insurance policy. See Note 3 above for further discussion.

During October 2003, the Company repaid a shareholder $50,000 (along with accrued interest), which represented the total balance outstanding as of September 30, 2003. The original loan in the amount of $150,000 was made to the Company pursuant to a promissory note dated April 10, 2003.

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

         Health-e-Life(SM) Program

         We deliver our solutions through our proprietary Health-e-Life((SM)) Program. The Program is designed to deliver lifestyle, disease and risk reduction interventions to an entire population by utilizing predictive science, technology, clinical expertise and care coordination.

         Predictive Science

         Our Health-e-Life(SM) Program incorporates predictive science to analyze our clients' medical claims and pharmacy and clinical data to predict future healthcare costs. We believe this is an essential step to effective disease and life-style management. Experts agree that predictive science provides a comprehensive advantage to health plans, employers and providers, and leads to cost effective medical management and greater profitability. Using predictive science, we analyze our clients' entire populations to accurately predict our clients' future healthcare costs, including avoidable costs, the health conditions that will drive those costs and the people within our clients' populations who are at risk for those conditions. Armed with this information, I-trax is able to target the most appropriate resources to achieve the best savings and return on investment for our clients.

         Technology Solutions

         All technology components of our Health-e-Life(SM) Program utilize a single data platform--Medicive(R) Medical Enterprise Data System--a proprietary software architecture developed to collect, store, retrieve and analyze a broad range of information used in the healthcare industry.

         Further, our web accessible solutions include portals for key stakeholders in the care delivery process--consumers, physicians and care managers--thus permitting real-time sharing of information and adherence to our health and disease intervention programs. The key technology we use for effective care coordination include:

                  o Health-e-Coordinator(TM), a web-based care management application;
                  o        MyFamilyMD(TM), a consumer health management portal;
                  o        CarePrime(R),   a  clinical  care   application   for
                           physicians and clinicians; and
                  o        I-talk(TM), interactive smart voice technology.

         Interventions and Clinical Expertise

         Our personalized health and disease interventions include intensive programs for individuals who suffer from, or are at high risk for, active or chronic disease and tailored programs for individuals who are at low risk. Depending on the individual's level of risk, our custom tailored interventions include self-help programs available through the web or person-assisted programs administered through our Care Communication Center, which is staffed by trained nurses and other health professionals 24 hours per day, 7 days per week. All interventions include life-style and risk reduction programs that follow evidence-based clinical guidelines to optimize health, fitness, productivity and quality of life.

         We have designed and are implementing interventions for a number of specific chronic conditions, including congestive heart failure (CHF), coronary artery disease (CAD), asthma, diabetes, cancer management, cystic fibrosis, lower back pain and chronic obstructive pulmonary disease (COPD).

         Care Communication Center

         Our Care Communications Center is staffed with registered nurses and other healthcare professionals 24 hours per day, 7 days per week. Through the Center, we affect targeted interventions to improve the health management of the populations we serve. The Center helps consumers make informed decisions about their health and provides ongoing support for those with chronic diseases. Our demand management and nurse triage services incorporate nationally recognized, evidence-based clinical guidelines to ensure that all caregivers and consumers are following the best practices.

Listing on the American Stock Exchange

         Effective January 3, 2003 we completed a 1-for-5 reverse stock split. Our Board of Directors and stockholders authorized the reverse stock split in connection with the then pending application to list our common stock on the American Stock Exchange. We began trading on the American Stock Exchange on January 15, 2003 under the symbol "DMX."

Corporate Overview

         I-trax was incorporated in the State of Delaware on September 15, 2000. We currently have two wholly owned subsidiaries: I-trax Health Management Solutions, Inc. (formerly known as I-Trax.com, Inc.) ("Health Management"), a corporation, and WellComm Group, LLC, a single member limited liability company. We conduct our operations through Health Management and WellComm Group, LLC.

Our Customers

         As of the date of this filing, we serve approximately 70 customers. Our customers include physician groups, hospitals, health plans, including plans providing Medicaid and Medicare covered services, universities, colleges and agencies and branches of the United States government.

Marketing Strategy

         We continue to focus the majority of our marketing efforts on the following markets:

                  o Self-Insured Employers. Self-insured employers have a significant stake in making sure that employees and their dependents are empowered with tools to make the best and most educated healthcare decisions. We believe that correct and informed decisions will not only reduce direct healthcare costs, but also reduce employee absenteeism and improve employees' focus at work. Where employees are older or retired and at risk for chronic diseases, early risk identification and targeted interventions will help reduce costs and improve quality of life. Third party administrators, the organizations that process claims for most self-insured employers, are an important channel in pursuing this market segment.

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

                  o Health Systems and Hospitals. Hospitals and health systems are under increasing financial pressure to balance the expense of high quality medical care with public and private insurers' reimbursements. Our solutions assist hospitals and health systems to reduce costs while enhancing the service and care provided to patients.

Results of Operations

         Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

         Revenue for the three months ended September 30, 2003 was $1,000,513, an increase of $229,013 or 30% from $771,500 for the three months ended September 30, 2002. Total revenue was comprised of two components: (1) prevention and care services revenue of $757,225; and (2) technology license and services revenue of $243,288. Of the total technology license and services revenue, $125,000 represents revenue from the exclusive license of CarePrime(R) and MyFamilyMD(TM) to UICI, Inc. We contracted this license and software development in the third quarter of 2002 and we are recognizing it based on deliverables. We expect that a significant portion of revenue in future periods will be generated from the delivery of care services through our Health-e-Life(SM) Program.

         Cost of revenue for the three months ended September 30, 2003 was $318,903, a decrease of 2% from $324,923 for the three months ended September 30, 2002. The small decrease is attributable to streamlining of personnel costs required to service our prevention and care services contracts. We expect future revenue to be made up largely of prevention and care services. Because the costs associated with these services are variable in nature, we expect our expenses will increase in line with our revenues.

         Commencing in the first quarter of 2003, we have begun to capitalize certain development costs, which are comprised primarily of developer's salaries and outsourced expenses. As of September 30, 2003, we have capitalized an aggregate of $617,045 in costs.

         For the three months ended September 30, 2003 we capitalized $241,500. Such costs were expensed during the quarter ended September 30, 2002 because the products under development had not reached technological feasibility and therefore the related expense could not be capitalized. We expect to continue to spend funds to improve our services and to add functionality to our technology products. Such products include the MyFamilyMD(TM) application and its MedWizard(R) tools, the CarePrime(TM) application, which interacts with MyFamilyMD(TM) and its MedWizard(R) tools, and the Health-e-Coordinator(TM) application, which is a disease management platform.

         General and administrative expenses (excluding salary and related benefits which are discussed separately below) increased slightly from $467,173 for the three months ended September 30, 2002 to $499,674 for the three months ended September 30, 2003. We believe that we currently have the resources to handle increased revenue without major increases in general and administrative expenses.

         Salary and related benefits were $750,223 for the three months ended September 30, 2003 as compared to $845,967 for the three months ended September 30, 2002. The decrease in salary and related benefits from the three months ended September 30, 2002 to the three months ended September 30, 2003 was $95,744 or 11% resulting from consolidating positions and improving efficiencies.

         Depreciation and amortization expenses were $440,348 for the three months ended September 30, 2003, as compared to $349,714 for the three months ended September 30, 2002. The increase is primarily attributable to certain intangible assets acquired in October 2002.

         Marketing and publicity expenses were $96,762 for the three months ended September 30, 2003 as compared to $39,413 for the three months ended September 30, 2002. The increase of 146% or $57,349 is a direct result of augmented marketing and investor relation campaigns to promote I-trax and penetrate the disease management market.

         Interest expense and financing costs for the three months ended September 30, 2003 were $946,918, an increase of $658,953 or 229% from $287,965 for the three months ended September 30, 2002. Interest expense for the three months ended September 30, 2003 includes charges of approximately $838,825 related to the Palladin debenture and related warrants. Of this amount, $29,571 represents 6% interest on the debenture for the three months ended September 30, 2003; $554,844 represents amortization of the value assigned to the original beneficial conversion value of the Palladin debenture and the associated warrants and additional charges and amortization for the further beneficial conversion value caused by the June 2003 resetting of the conversion price of such debenture and the exercise price of the associated warrants; and $254,310 represents an accelerated charge to interest expense for the portion of the debenture converted during the three months ended September 30, 2003. During this period, Palladin converted approximately $561,000 of principal outstanding under the debenture into common stock. Generally, the beneficial conversion value represents the benefit to the investor that results from purchasing an immediately convertible debenture with a conversion price that is less than fair market value on the date of purchase after first allocating a portion of the proceeds from the debenture to the associated warrants. The remaining balance of interest expense of approximately $108,093 is associated with interest on other debt and the amortization of warrants granted to certain shareholders for loans made to I-trax.

         Amortization of debt issuance and conversion costs was $57,525 and $54,576 for the three months ended September 30, 2003 and 2002, respectively. These amounts represent costs incurred in selling the $2,000,000 debenture to Palladin and will be amortized over the two-year life of the debenture.

         Carol Rehtmeyer, a senior executive officer and director of I-trax, died in September 2003. In October 2003, we received proceeds of $500,000 from a key-person life insurance policy we maintained on the life of the deceased senior executive officer. Accordingly, this amount was accrued as of September 30, 2003. Because we were obligated to use the proceeds of this policy to pay certain loans, we dispersed the proceeds from insurance policy in October 2003 in partial satisfaction of such loans.

         For the three months ended September 30, 2003 our net loss was $1,609,840 as compared to a net loss $1,695,631 for the three months ended September 30, 2002, a decrease of 5%.

         Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

         Revenue for the nine months ended September 30, 2003 was $3,667,840, an increase of $1,891,323 or 106% from $1,776,517 for the nine months ended September 30, 2002. The increase in revenue is primarily attributable to I-trax recognizing approximately $1,400,000 of deferred revenue pursuant to a contract executed during the third quarter of 2002. The balance of the increase is associated with new care services contracts executed during the nine months ended September 30, 2003. Total revenue was comprised of two components: (1) prevention and care services revenue of $2,114,496; and (2) technology license and services revenue of $1,553,344. Of the total technology license and services revenue, $1,400,000 represents revenue from the exclusive license of CarePrime(R) and MyFamilyMD(TM) to UICI, Inc. We contracted this license and software development in the third quarter of 2002 and we are recognizing it based on deliverables. We expect that a significant portion of revenue in future periods will be generated from the delivery of care services through our Health-e-Life(SM) Program.

         Cost of revenue for the nine months ended September 30, 2003 was $977,135, an increase of 3% from $952,241 for the nine months ended September 30, 2002. The increase is attributable to the personnel costs required to service our prevention and care services contracts. We expect future revenue to be made up largely of prevention care services. Because the costs associated with these services are variable in nature, we expect our expenses will increase in line with our revenues.

         Outsourced and certain internal research and development costs amounting to $617,045 were capitalized for the nine months ended September 30, 2003 as compared to $320,220 which was expensed for the nine months ended
September  30,  2002.  We  expensed  such  costs  during the nine  months  ended
September 30, 2002 because the products under development had not reached technological feasibility and therefore the related expense could not be capitalized. We expect to continue to spend funds to improve our services and to add functionality to our technology products. Such products include the MyFamilyMD(TM) application and its MedWizard(R) tools, the CarePrime(TM) application, which interacts with MyFamilyMD(TM) and its MedWizard(R) tools, and the Health-e-Coordinator(TM) application, which is a disease management platform. Commencing in the first quarter of 2003, we began to capitalize certain costs, which are comprised primarily of developer salaries and out-sourced costs.

         General and administrative expenses (excluding salary and related benefits which are discussed separately below) decreased from $1,290,284 for the nine months ended September 30, 2002 to $1,020,317 for the nine months ended September 30, 2003, a decrease of 21%. Our ability to reduce general and administrative expenses is attributable to increased efficiencies and implementation of stringent budgetary controls. Additionally, during the nine months ended September 30, 2003, we successfully settled certain payables on favorable terms that resulted in a $180,757 expense reversal. We believe that we currently have the resources to handle increased revenue without major increases in general and administrative expenses.

         Salary and related benefits were $2,074,680 for the nine months ended September 30, 2003 as compared to $2,964,164 for the nine months ended September 30, 2002. The decrease in salary and related benefits from the nine months ended September 30, 2002 to the nine months ended September 30, 2003 was $889,484 or 30%, resulting from consolidating positions and improving efficiencies.

         Depreciation and amortization expenses were $1,317,512 for the nine months ended September 30, 2003, as compared to $1,197,236 for the nine months ended September 30, 2002. The increase is primarily attributable to certain intangible assets acquired during October 2002.

         Marketing and publicity expenses were $1,677,429 for the nine months ended September 30, 2003 as compared to $366,505 for the nine months ended September 30, 2002. The increase of 358% or $1,310,924 is a direct result of augmented marketing and investor relation campaigns to promote I-trax in the capital markets and its products in the disease management market. A non-cash charge of approximately $1,467,000 for the nine months ended September 30, 2003, resulted from the issuance of common stock, granting of warrants and contribution of common stock by certain stockholders of I-trax to an investor relations firm.

         Interest expense and financing costs for the nine months ended September 30, 2003 were $1,921,799, increasing by $1,142,864 or 147% from
$778,935 for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, interest expense includes charges of approximately $1,646,354 related to the Palladin debenture and related warrants. Of this amount $89,671 represents interest of 6% on the debenture for the nine months ended September 30, 2003; $1,302,373 represents amortization of the value assigned to the original beneficial conversion value of the Palladin debenture and the associated warrants and additional charges and amortization for the further beneficial conversion value caused by the June 2003 resetting of the conversion price of such debenture and the exercise price of the associated warrants; and $254,310 represents an accelerated charge to interest expense for the portion of the debenture converted during the nine months ended September 30, 2003. During the period, Palladin converted approximately $561,000 of principal outstanding under the debenture into common stock. Generally, the beneficial conversion value represents the benefit to the investor that results from purchasing an immediately convertible debenture with a conversion price that is less than fair market value on the date of purchase after first allocating a portion of the proceeds from the debenture to the associated warrants. The remaining balance of interest expense of approximately $275,445 is associated with interest on other debt and the amortization of the value of warrants granted to certain shareholders for loans made to I-trax.

         Amortization of debt issuance and conversion costs was $294,803 and $145,536 for the nine months ended September 30, 2003 and 2002, respectively. These amounts represented costs incurred in selling the $2,000,000 debenture to

Palladin and will be amortized over the two-year life of the debenture. During the nine months ended September 30, 2003, we booked a one-time charge of $122,228 in connection with the re-pricing of the exercise price of the warrants granted to a third party that brokered the Palladin transaction and increasing the number of shares covered by the warrant as per the broker agreement.

         During the quarter ended March 31, 2003, in connection with the termination of our agreement to acquire DxCG, Inc., a Boston-based predictive modeling company, we charged $200,000 to earnings. This sum was released to DxCG following DxCG's termination of the merger agreement because certain conditions to closing, including third party financing for the cash portion of the purchase price, were not satisfied.

         For the nine months ended September 30, 2003, our net loss was $5,315,835 as compared to a net loss of $6,238,604 for the nine months ended September 30, 2002, a decrease of 15%.

Liquidity and Capital Resources

         Working Capital Deficiency

         As of September 30, 2003, we had a working capital deficiency of $1,704,369. As of the date of this report, we have secured funds sufficient to finance these deficits from the sales of equity instruments.

         During the nine months ended September 30, 2003, our Chief Executive and Operating Officers, along with certain stockholders advanced to us $740,000 in the form of loans for working capital. Our Chief Executive and Operating Officers have committed to continue to support us through July 1, 2004. Cash flow deficits from operations during the three months ended September 30, 2003 have averaged approximately $ 348,000 per month.

         Sources and Uses of Cash

         Despite negative cash flows from operations, which amounted to $2,559,405 for the nine months ended September 30, 2003 and $1,103,724 for the nine months ended September 30, 2002, we have been able to secure funds to support our operations. During the nine months ended September 30, 2002, we secured funding by selling equity securities, issuing a debenture and receiving advances from officers, directors and other related parties, which aggregated approximately $4,490,000. Of the $4,490,000, approximately $2,200,000 was used to acquire WellComm Group, Inc., and the remainder was used to fund operations. During the nine months ended September 30, 2003, we borrowed (net of repayments) $750,000 from officers, related parties and certain shareholders. Additionally, during the nine months ended September 30, 2003, we raised approximately $2,400,000 pursuant to private placements of our securities. The funds were used primarily to fund operations, continue the investment in our technology and satisfy certain liabilities.

         As of September 30, 2003, our current liabilities were $3,282,483, of which $547,560 is due to related parties. The remainder of current liabilities of $2,734,923 is comprised primarily of trade payables of approximately $711,000, accrued expenses of approximately $442,000, $300,000 credit line payable, which was assumed with the acquisition of WellComm, carrying value of $1,101,000 for convertible debenture we sold to Palladin (with a face value of $1,586,000 maturing in February 2004) and $119,000 of loans from shareholders. If we do not have sufficient funds to repay the convertible debenture we sold to Palladin when due, we will be in default on a material obligation and as a result our operations may be materially and adversely effected. We have good relationships with all of our vendors.

         As of September 30, 2003, the face value of our long-term debt amounted to $617,809 (with a carrying value of $397,500) held by a group of investors led by Psilos Group Partners, L.P., for which principal and interest is not due until March 2006. Additionally, we owe $315,000 to our Chief Executive and Operating Officers for advances made to us. This amount is classified as non-current since we do not expect these advances to be repaid within the next twelve months unless circumstances change.

         Under a private placement initiated in June 2003, we raised approximately $1,000,000 in cash, converted approximately $1,169,270 in related party loans, of which $1,037,038 represented principal and $132,232 represented interest, and converted $121,997 of deferred salaries by selling or issuing, as applicable, common stock. In this offering, we issued a total of 1,311,682 shares.

         During August 2003 we commenced a private placement whereby we offered as a unit two shares of common stock and a warrant to purchase an additional share of common stock exercisable at $3.00 (the market price of our common stock on the date we commenced the private placement) for a unit purchase price of $5. The maximum amount offered is $3,500,000. Through September 30, 2003, we issued 640,000 shares of common stock and granted warrants to purchase 320,000 additional shares under this private placement. We realized net proceeds of $1,401,203 after expenses as of September 30, 2003.

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

         During May and June 2003, we granted 375,000 warrants with exercise prices ranging from $1.50 to $1.76 to two individuals and an institution for investor relations services pursuant to three separate consulting agreements expiring in May and June 2004. The value of such warrants, utilizing the Black-Scholes model, amounted to $645,000. This amount has been charged to operations for the three months ended June 30, 2003.

         During May 2003, pursuant to the approval of our Board of Directors, we granted an aggregate of 450,000 warrants with an exercise price of $1.80 per share to our Chief Executive and Operating Officers for their continued financial support and for their guarantees to continue to support us through July 1, 2004. The granting of such warrants did not result in any charges to operations since they are deemed to be granted to our employees and accordingly are treated similar to incentive stock options.

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

         Revenue Recognition

         We derive our revenue pursuant to different contract types, including perpetual software licenses, subscription licenses and custom development services, all of which may include support services revenue such as licensed software maintenance, training, consulting and web hosting arrangements. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

         We license our software products for a specific term or on a perpetual basis. Most of our license contracts also require maintenance and support. We apply the provisions of Statement of Position 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is not incidental, we do not unbundle our fee and, accordingly, do not apply separate accounting guidance to the hardware and software elements. For hardware transactions where no software is involved we apply the provisions of Staff Accounting Bulletin 101 "Revenue Recognition." In addition, we apply the provisions of Emerging Issues Task Force Issue No. 00-03 "Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity's Hardware" to our hosted software service transactions.

         We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Delivery generally occurs when product is delivered to a common carrier.

         Upon execution of a contract for services, we assess whether the fee associated with our revenue transactions is fixed and determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed and determinable based on the payment terms associated with such contract. If a significant portion of a fee is due after our normal payment terms, which are generally 30 to 90 days from invoice date, we account for such fee as services are provided.

         We assess collection based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

         For arrangements with multiple obligations (for example, undelivered maintenance and support), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. Accordingly, we defer revenue for the amount equivalent to the fair value of the undelivered elements.

         We recognize revenue for maintenance services ratably over the contract term. Our training and consulting services are billed based on hourly rates, and we generally recognize revenue as these services are performed. However, upon execution of a contract, we determine whether or not any services included within the arrangement require us to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests. If these services are included as part of an arrangement, we recognize the fee using the percentage of completion method. We determine the percentage of completion based on our estimate of costs incurred to date compared with the total costs budgeted to complete the project.

         We recognize service revenue as services are rendered. We contract with our customers to provide services based on an agreed upon monthly fee, a per-call charge or a combination of both.

         As of the date of this filing, we have not entered into any risk-sharing contracts, however we expect that we may do so in future periods. This type of contract is generally for a term of three to five years, provides for automatic renewal, and may provide that a percentage of our fee is refundable ("performance based") based on achieving a targeted percentage reduction in a customer's healthcare costs.

Material Equity Transactions

         As of September 30, 2003 we have executed equity transactions with related and unrelated parties in connection with raising funds for working capital and with issuing securities in lieu of compensation for services received. We believe that we have valued all such transactions pursuant to various applicable accounting rules and that they ultimately represent the economic substance of each transaction.

Item 3.           Controls and Procedures

         As of September 30, 2003, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of this evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings

         None.

Item 2.           Changes in Securities

         On August 14, 2003 we commenced a private placement whereby we offered as a unit two shares of common stock and a warrant to purchase an additional share of common stock exercisable at $3.00 (the market price of our common stock on the date we commenced the private placement) for a unit purchase price of $5. Westminster Securities Corporation, Member New York Stock Exchange, acted as placement agent for this private placement. The maximum amount offered is $3,500,000. As of September 30, 2003, we issued 640,000 shares of common stock and granted warrants to purchase 320,000 additional shares under this private placement. As of September 30, 2003, we realized proceeds of $1,401,203, net of $198,797 in placement agent commissions and expenses. Each of the participants in this private placement is an accredited investor. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder.

Item 3.           Defaults upon Senior Securities

         We did not default upon any senior securities during the quarter ended September 30, 2003.

Item 4.           Submission of Matters to a Vote of Security Holders

         We did not submit any matters to a vote of our security holders during the quarter ended September 30, 2003.

Item 5.           Other Information

         None.

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         We filed two Current Reports on Form 8-K with the Securities and Exchange Commission on August 15, 2003 to report the issuance of our earnings press release and Regulation FD disclosure.

         We filed a Current Report on Form 8-K with the Securities and Exchange Commission on October 17, 2003 to report a private placement of our securities.

                                    SIGNATURE

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         I-TRAX, INC.

Date: November 13, 2003                  By: /s/  Frank A. Martin
                                             --------------------------------
                                         Name:   Frank A. Martin
                                         Title:  Chief Executive Officer