Form 10KSB
period 2003-12-31
I TRAX INC
filed 2004-04-08
CIK 1110189

================================================================================

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

                  For the fiscal year ended: December 31, 2003

[ ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission File Number: 0-30275

                                  I-TRAX, INC.
                   ------------------------------------------
                 (Name of small business issuer in its charter)

                  Delaware                               23-3057155
        ---------------------------             ---------------------------
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                  Identification No.)

              One Logan Square
       130 N. 18th Street, Suite 2615
         Philadelphia, Pennsylvania                         19103
        ---------------------------             ---------------------------
  (Address of principal executive offices)                   (Zip Code)

                    Issuer's telephone number: (215) 557-7488

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock,
                                                                $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $4,188,860.

The aggregate market value of the voting common stock held by non-affiliates computed with reference to the price at which the stock was sold on March 25, 2003 on the American Stock Exchange was $112,921,667. As of March 25, 2003, the number of outstanding shares of common stock, par value $.001 per share, was 28,374,852.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the issuer's definitive proxy statement for its 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

Transitional Small Business Disclosure Format (Check one):  [ ] Yes  [X] No


================================================================================


                                  I-TRAX, INC.

                            FORM 10-KSB ANNUAL REPORT

                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS
Item                                                                                                     Page No.

                                     PART I
1.       Description of Business............................................................................ 1
2.       Description of Properties..........................................................................15
3.       Legal Proceedings..................................................................................16
4.       Submission of Matters to a Vote of Security Holders................................................16


                                     PART II

5.       Market for Common Equity, Related Stockholder Matters
              and Small Business Issuer Purchases of Equity Securities......................................17
6.       Management's Discussion and Analysis of Financial Condition and Results of Operations..............20
7.       Financial Statements...............................................................................29
8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............96
8A.      Controls and Procedures............................................................................96


                                    PART III

9.       Directors, Executive Officers, Promoters and Control Persons; Compliance with
         Section 16(a) of the Exchange Act .................................................................96
10.      Executive Compensation.............................................................................96
11.      Security Ownership of Certain Beneficial Owners and Management and
              Related Stockholder Matters...................................................................96
12.      Certain Relationships and Related Transactions.....................................................97
13.      Exhibits and Reports on Form 8-K...................................................................97
14.      Principal Accounting Fees and Services.............................................................99



                                       ii



                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

         This report includes and incorporates forward-looking statements. All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included or incorporated in this report, particularly under the heading "Risk Factors" beginning on page 7 that we believe could cause actual results or events to differ materially from those stated in or implied by the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

Introduction

         I-trax is a combination of two companies that merged on March 19, 2004:
I-trax, Inc. and Meridian Occupational Healthcare Associates, Inc., a private company, which does business as CHD Meridian Healthcare. The merger and its terms are described in greater detail below.

         This Annual Report on Form 10-KSB describes the business of the merged companies. However, because the merger occurred subsequent to the year ended December 31, 2003, certain portions of this report, including Management's Discussion and Analysis of Financial Condition and Results of Operations and the discussion of results of operations presented in that section, are limited to I-trax. To present the performance and results of operations of the merged companies for the years ended December 31, 2003 and 2002, we are including in this report the balance sheet of CHD Meridian Healthcare as of December 31, 2003 and the statements of operations for the years ended December 31, 2003 and 2002, and the unaudited combined condensed balance sheet of I-trax and CHD Meridian Healthcare on a pro forma basis as if the merger had been consummated on December 31, 2003 and the unaudited combined condensed statements of operations on a pro forma basis as if the merger had been consummated on January 1, 2002.

I-trax and CHD Meridian Healthcare Business Description

         We offer two categories of services, which can be integrated or blended as necessary or appropriate based on each client's needs. The first category includes on site services such as occupation health, primary care, corporate health and pharmacy, which were historically offered by CHD Meridian Healthcare. The second category includes personalized health management programs, which were historically offered by I-trax. Each of these services is described in greater detail below.

         As the result of the merger, we are the nation's largest provider of corporate health management services. Our health management services are designed to allow employers to contract directly for a wide range of employee healthcare needs. We can deliver these services at or near the client's work site by opening, staffing and managing a clinic or pharmacy dedicated to the client and its employees, or remotely by using the Internet and our state-of-the-art Care Communications Center staffed with trained nurses and other healthcare professionals 24 hours per day, 7 days per week. Our array of services provides each client with flexibility to meet its specific pharmacy, primary care, occupational health, corporate health, wellness, lifestyle management or disease management needs. Pursuant to multi-year agreements, our clients can offer their employees, dependents and retirees any combination of our various services which integrate seamlessly, through on-site or off-site delivery platforms, or as a component of or complement to existing health plan options.

         Our primary target market is large and mid-sized self-insured employers and business consortia. These entities are more likely to derive immediate and meaningful financial benefit from our services because of their scale and focus on controlling healthcare costs.

         We currently operate approximately 160 locations in 32 states. We also maintain contracts with approximately 150 clients, including many leading employers. Our clients pay us directly for our services and include automotive and automotive parts manufacturers, consumer products manufacturers, large financial institutions, health plans, integrated delivery networks, and third party administrators. Our client retention rate is high because we establish strong client relationships, which are supported by the critical nature of our services, the benefits achieved by employer and employee constituents, and the utilization of multi-year service contracts.

         CHD Meridian Healthcare's Historic Business - Services Delivered At or Near the Work Site

         Occupational Health Services. We provide professional staffing and management of on-site health facilities that address the occupational health, workers' compensation injuries, and minor illness needs of the employer's workforce. These programs are designed to operate across the entire array of occupational health regulatory environments and emphasize work-related injury cost-reduction, treatment, medical surveillance or testing, disability management, case management, return-to-work coordination, medical community relations or oversight, on-site physical therapy, and injury prevention, and ergonomic assessment and intervention. Our health programs improve compliance with treatment protocols and drug formularies, enhance employee productivity, and allow for greater employer control of occupational health costs. We currently operate 77 occupational health facilities.

         Primary Care Services. We operate employer-sponsored health centers designed to integrate with the employer's existing healthcare plans. In such arrangements, employers contract with us directly for primary care health services and in the process regain control of costs, quality and access. Our health centers generally service a single employer and offer health management programs addressing the primary care needs of the employee base, including optometry services and limited prevention and disease management programs. Clients may combine our health centers with a dedicated pharmacy. We also offer customized solutions in network management and absence management, including non-work related case management and disability management. Our physicians, nurses, and other staff are dedicated to the customer's employee population, allowing employees, retirees, and their dependents to receive cost-effective, high quality, accessible and convenient care. We currently operate 17 primary care centers.

         Pharmacy Services. We operate employer-sponsored pharmacies that offer prescription services exclusively to the client's covered population. Clients may also combine our pharmacy with a dedicated primary care center. By leveraging prescription volume across our client base and procuring pharmaceuticals as a captive class of trade, we purchase products at considerable savings for our clients, thus significantly and positively affecting what we understand is one of our clients' fastest-growing healthcare cost categories. Our pharmacy services also use sophisticated information technologies. These technologies may be integrated with each client's existing pharmacy management programs and plans, and improve employees' prescription fulfillment convenience. We currently operate 24 pharmacies.

         Corporate Health Services. We offer non-industrial clients that do not experience significant physical injury rates, but that nonetheless maintain large workforces that require general and specialized medical services, custom designed workplace programs that combine preventative care, occupational health, medical surveillance or testing, travel medicine and health education. Clients for which we provide corporate health services include financial service, advertising and consulting firms. We currently operate 47 corporate healthcare facilities.

         I-trax's Historic Business - The Health-e-LifeSM Program

         We enable individuals to obtain better healthcare through our personalized Health-e-LifeSM Program. The Program is designed to deliver lifestyle and wellness management, and disease and risk reduction interventions to a client's entire population, across multiple locations and irrespective of population size, by using predictive science, sophisticated proprietary computer software, clinical expertise, and personal care coordination. We currently have approximately 37 clients, which include self-insured employers, health plans, and integrated delivery networks, using various components of our Health-e-LifeSM Program. Self-insured employers, health plans, hospital and health systems, and governmental agencies continue to be prime consumers of lifestyle and wellness management, and disease and risk reduction programs, and we are actively marketing to these potential clients.

         We believe the Health-e-LifeSM Program enables our clients to evolve from fragmented care management practices into a cohesive and efficient system of healthcare. The Health-e-LifeSM Program is fully integrated, uses a single-data platform that allows all caregivers to share records, and enables our clients to provide true coordination of care. We believe that by facilitating real-time secure communication between our client, the patient, the doctor, the care coordinator and the insurer within today's complex healthcare system, the Health-e-LifeSM Program reduces costs and enables improved delivery of care.

         Predictive Science. Our Health-e-LifeSM Program incorporates predictive science to analyze our clients' medical claims and pharmacy and clinical data to predict future healthcare costs. We believe this is an essential step to effective disease and lifestyle management. Experts agree that predictive science provides a comprehensive advantage to health plans, employers and providers, and leads to cost effective medical management and greater profitability for the ultimate payor. Using predictive science, we analyze our clients' entire populations to predict our clients' future healthcare costs, including avoidable costs, the health conditions that will drive those costs and the people within our clients' populations who are at risk for those conditions. Armed with this information, we target our resources to achieve for each client the best value for the amount the client will invest in providing healthcare and, consequently, savings.

         Technology Solutions. All technology components of our Health-e-LifeSM Program utilize a single data platform--Medicive(R) Medical Enterprise Data System--a proprietary software architecture developed to collect, store, sort, retrieve and analyze a broad range of information used in the healthcare industry.

         Furthermore, our web accessible software includes portals for key stakeholders in the care delivery process--consumers, physicians and care managers--and permit real-time sharing of information and support the adherence to our health and disease intervention programs. The key technology we use for effective care coordination include:

         o Health-e-Coordinator(TM), a web-based care management application;

         o        MyFamilyMD(TM), a consumer health management portal;

         o CarePrime(R), a clinical care application for physicians and clinicians; and

         o        I-talk(TM), interactive smart voice technology.

         Interventions and Clinical Expertise. The Health-e-LifeSM Program includes personalized health and disease interventions for individuals who suffer from, or are at high risk for, active or chronic disease and tailored programs for individuals who are at low risk. Depending on the individual's level of risk, our custom tailored interventions include self-help programs available through the web or person-assisted programs administered through our Care Communication Center. All interventions include lifestyle and risk reduction programs that follow evidence-based clinical guidelines to optimize health, fitness, productivity and quality of life.

         The Health-e-Life ProgramSM currently includes interventions for a number of specific chronic conditions, including congestive heart failure, coronary artery disease, asthma, diabetes, cancer management, cystic fibrosis, lower back pain, and chronic obstructive pulmonary disease.

         Care Communication Center. A vital component of our program is our Care Communications Center, which is staffed with trained nurses and other healthcare professionals 24 hours per day, 7 days per week. Through the Care Communication Center, we effect targeted interventions to improve the health management of the populations we serve. The Care Communication Center helps each member or employee of our client make informed decisions about his or her health and provides ongoing support for those with chronic diseases. Our demand management and nurse triage services incorporate nationally recognized, evidence-based clinical guidelines to increase compliance by caregivers and consumers with best practices.

         I-trax and CHD Meridian Healthcare Joint Market Opportunity

         To change the health status of a defined population and manage the upward claim trend experienced by employers and employees, self-insured employers are seeking programs that promote health, manage disease and disability and complement existing health initiatives and benefits. Self-insured employers invest in such health programs because they reduce later need for critical care and related costs, maximize health, increase productivity, reduce absenteeism, improve health status of both active employees and retirees, and reduce overall costs.

         We believe that I-trax and CHD Meridian Healthcare offer a complete solution to meet this need. We service each segment of a self-insured employer's population and achieve the desired clinical and financial outcomes. CHD Meridian Healthcare is the leader in on-site healthcare for Fortune 1,000 companies. Its programs reduce healthcare costs of the defined population it serves. Complementing the CHD Meridian Healthcare services, I-trax's personalized health management solutions for focused disease and lifestyle/wellness management improve the health of the entire population, achieving the same result. The service offering of the merged companies responds to a specific and frequent request of large employers, including many historic CHD Meridian Healthcare clients, for the most comprehensive range of health management services.

         We also believe that with a nominal increase in variable costs, the merged companies can offer to CHD Meridian Healthcare's historic clients the value added benefit of our Health-e-LifeSM Program and, with respect to certain of these clients, can successfully negotiate participation in future medical cost savings that may result from the merged companies services.

         Put more specifically, we currently serve approximately 650,000 lives through our on-site clinics, which represent only approximately 25% of our clients' employees, dependents and retirees. We charge these clients for our services on a "cost plus" basis to manage these lives. We believe that the merged companies' suite of products will allow us several opportunities with respect to those of our clients that elect to expand their relationship with us. These include:

         o Because our services now encompass on-site facilities, which offer high quality, better access and lower costs, and Internet and telephone care delivery capabilities, we have access to a larger portion of our clients' populations, which affords us an opportunity to expand substantially our services within our existing client base.

         o We price our population-based service on a "per member per month" basis. This model enables us to direct resources to those of our clients' employees, dependents and retirees that represent the greatest potential future costs. Because in certain instances we participate in savings our programs generate, when properly deployed in new business opportunities, management believes the merged companies' suite of products will afford us increasing gross margin opportunities for incremental, integrated business.

         o We are one vendor for predictive modeling, primary care, pharmacy, occupational health, lifestyle and wellness management, and disease management, and as such our inherent efficiency leads to savings.

         o Our combined services offer multiple entry points for employer customers to meet their budget restrictions and specific needs. This available menu of services could shorten our current sales cycle and provide us with an opportunity to build a more comprehensive program as the relationship grows with each client over time.

I-trax Corporate History

         I-trax was incorporated in Delaware on September 15, 2000 at the direction of the Board of Directors of I-trax Health Management Solutions, Inc., I-trax's then parent company. On February 5, 2001, I-trax became the holding company of I-trax Health Management at the closing of a reorganization pursuant to Section 251(g) of Delaware General Corporation Law. The holding company reorganization was described in greater detail in I-trax's registration statement on Form S-4 (Registration Number 333-48862), filed with the Securities and Exchange Commission on October 27, 2000. At the effective time of the reorganization all of the stockholders of I-trax Health Management became the stockholders of I-trax and I-trax Health Management became a wholly owned subsidiary of I-trax. Further, all outstanding shares of I-trax Health Management were converted into shares of I-trax in a non-taxable transaction. I-trax's common stock is traded on the American Stock Exchange under the symbol "DMX."

         The holding company structure has allowed us greater flexibility in our operations and expansion and diversification plans, including in the acquisition of Meridian Occupational Healthcare Associates, Inc. and WellComm Group, Inc.

         I-trax acquired WellComm effective February 6, 2002 in a two-step reorganization pursuant to a Merger Agreement dated January 28, 2002 by and among I-trax, WC Acquisition, Inc., an Illinois corporation and a wholly-owned subsidiary of I-trax, WellComm and WellComm's two principals. In step one, WC Acquisition merged with and into WellComm, with WellComm continuing as the surviving corporation. In step two, WellComm merged with and into I-trax, with I-trax continuing as the surviving corporation.

         At the closing of the merger, we delivered to the WellComm stockholders approximately $2,200,000 in cash and 1,488,000 shares of our common stock, and to each of two senior officers of WellComm options to acquire 56,000 shares of our common stock at a nominal exercise price.

         We funded the acquisition of WellComm by selling a 6% convertible senior debenture in the aggregate principal amount of $2,000,000 to Palladin Opportunity Fund LLC pursuant to a purchase agreement dated as of February 4, 2002. Pursuant to the purchase agreement, we also issued Palladin a warrant to purchase up to 307,692 shares of our common stock. As of March 19, 2004, Palladin has converted all amounts outstanding under the debenture into common stock and exercised the warrant in full at the conversion and exercise and price of $1.75 per share.

         On March 19, 2004, we acquired Meridian Occupational Healthcare Associates, Inc., a Delaware corporation doing business as CHD Meridian Healthcare, pursuant to a Merger Agreement dated as December 26, 2003, as amended, by and among, I-trax, CHD Meridian Healthcare, DCG Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of I-trax, and CHD Meridian Healthcare, LLC, a Delaware limited liability company and a wholly-owned subsidiary of I-trax. The merger was a two-step transaction. In step one, DCG Acquisition merged with and into CHD Meridian Healthcare. In step two, CHD Meridian Healthcare merged with and into CHD Meridian Healthcare, LLC. We now conduct the former operations of CHD Meridian Healthcare through CHD Meridian Healthcare, LLC. In the merger, each outstanding share of common stock of CHD Meridian Healthcare was converted into the right to receive 47.57 shares of our common stock, 1.90 shares of our Series A Convertible Preferred Stock, and $121.35 in cash. In total, in the merger, I-trax issued 10,000,000 shares of common stock, 400,000 shares of Series A Convertible Preferred Stock and paid $25,508,000 in cash. Immediately prior to the merger, CHD Meridian Healthcare also redeemed certain of its then outstanding shares of common stock and options to purchase common stock for which it paid approximately $9,492,000 in the aggregate. Accordingly, the stockholders and option holders of CHD Meridian Healthcare received an aggregate of $35 million of cash in, or immediately prior to, the merger.

         In addition, at the closing of the merger, I-trax issued and placed in escrow 3,859,200 shares of common stock. In April 2005, if CHD Meridian Healthcare, LLC, continuing its operations of CHD Meridian Healthcare following the closing of the merger as a subsidiary of I-trax, achieves certain calendar 2004 milestones for earnings before interest, taxes, depreciation and amortization, or EBITDA, then some or all of the shares placed in escrow will be payable to the former CHD Meridian Healthcare stockholders who participated in the merger. Prior to distribution to former CHD Meridian Healthcare stockholders, the shares of I-trax common stock placed in escrow may be used to satisfy CHD Meridian Healthcare's indemnity obligations under the Merger Agreement. If EBITDA equals or exceeds $8.1 million, then 3,473,280 shares will be payable; the number of such shares payable increases proportionately up to a maximum of 3,859,200 shares if EBITDA equals or exceeds $9.0 million. Any such additional shares of I-trax common stock that are payable will be distributed pro rata to former CHD Meridian Healthcare stockholders in proportion to the number of shares of CHD Meridian Healthcare common stock held at the merger's effective time. Any shares that are not payable will be returned to I-trax for cancellation.

         Immediately following the closing of the merger, I-trax redeemed from former CHD Meridian Healthcare stockholders that participated in the merger, pro rata, an aggregate of 200,000 shares of Series A Convertible Preferred Stock at their original issue price of $25 per share.

         I-trax obtained the cash portion of the merger consideration by selling 1,000,000 shares of Series A Convertible Preferred Stock at a purchase price of $25.00 per share for gross proceeds of $25,000,000 and by borrowing $12 million on a new $20 million senior secured debt facility from a national lender.

         I-trax has committed to register for resale on Form S-3 the shares of common stock issued in the merger and issuable upon conversion of the Series A Convertible Preferred Stock issued in the merger and issued to the purchasers of Series A Convertible Preferred Stock, and the shares of common stock issuable upon the exercise of warrants issued to the placement agents in connection with the sale of the Series A Convertible Preferred Stock. I-trax expects to file this registration statement on or before April 31, 2004, and it will cover, in aggregate, approximately 26,500,000 shares of common stock.

I-trax and CHD Meridian Healthcare Competition

         Numerous companies are currently delivering one or several components of our services, including disease management companies, health insurers and plans, Internet health information companies and pharmacy benefit management companies, among others. Many of these companies are larger than we are and have greater resources, including access to capital. We believe, however, that our corporate health management services are unique. We also believe that our broad expertise in establishing and managing employer-dedicated pharmacies and clinics, our software applications and our expertise in designing and deploying scalable software applications allow us to compete effectively against these larger competitors. We consider the following types of companies to compete with us in providing a similar product:

         o Disease management and care enhancement companies, such as American Healthways, Lifemasters, Matria, Allere, McKesson and CorSolutions Medical, and Future Health.

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

         o        Pharmacy benefit management companies, such as Caremark Rx.

         o        Regional occupational health clinics and providers.

Intellectual Property

         Our proprietary software applications are protected by United States copyright laws. We have registered the use of certain of our trade names and service names in the United States. We also have the rights to a number of Internet domain names, including I-trax.com and .net, MyFamilyMD.com and .net, CHDMeridianHealthcare.com, CarePrime.com and .net and healthecoordinator.com. In addition, we continue to explore potential availability of patent protection for our business processes and innovations.

Research and Development

         We conduct research and development related to our technology products on three levels on a continuing basis. First, we continually study the business process in the medical community. A pivotal part of the success of our services is understanding the exact needs of our clients, and applying that knowledge to the graphic user interface, thus allowing our systems to integrate into the user's workflow without disruption. I-trax was founded on this principle. We are constantly studying the changing work environment and clinical landscape of our clients and the industry as a whole. New modules are under development and modifications and additional functionality will continue to be added to currently available technology products.

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

         Third, further technology platform research, development and engineering are conducted on a continual basis. We believe we are creating software components to solve new problems that arise for our clients and us, and we are constantly educating ourselves on available and emerging technologies that will help support and enhance our services.

         We invested approximately $1,237,000 in software development in 2003, which amount was capitalized, and $413,000 in research on development in 2002, which amount was charged to operations. The majority of these amounts was attributable to the completion of MedWizards(R) health assessment tools, and Health-e-Coordinator(TM) and CarePrime(R) applications. We expect to continue to invest in research and software development for the foreseeable future, including to add functionality to the MyFamilyMD(TM) application by adding MedWizard(R) tools, on CarePrime(R), which interacts with the MyFamilyMD(TM) application and its MedWizards(R) tools, and on Health-e-Coordinator(TM) software by adding additional disease management capabilities.

I-trax and CHD Meridian Healthcare Employees

         We believe our success depends to a significant extent on our ability to attract, motivate and retain highly skilled, vision-oriented management and employees. To this end, we focus on incentive programs for our employees and endeavor to create a corporate culture that is challenging, rewarding and fun. As of March 26, 2004, we had 925 full-time, and 624 part-time and 42 temporary employees.

Risk Factors

         In addition to other information in this report, you should carefully consider the following risks and the other information in evaluating our business. Our business, financial condition and results of operations could be materially and adversely affected by each of these risks. Such an adverse effect could cause the market price of our common stock to decline, and you could lose all or part of your investment.

         The healthcare industry is subject to general cost pressures that could adversely affect our business.

         The healthcare industry is currently under pressure by governmental and private-sector revenue sources to cut spiraling costs. These pressures will continue and possibly intensify. Although we believe that our services and software applications assist public health agencies, hospitals, health plans and self-insured employers to control the high costs associated with treating patients, the pressures to reduce costs immediately may hinder our ability (or the length of time we require) to obtain new contracts. In addition, the focus on cost reduction may pressure our customers to restructure contracts and reduce our fees.

         We are affected by changes in the laws governing health plan, hospital and public health agency reimbursement under governmental programs such as Medicare and Medicaid. There are periodic legislative and regulatory initiatives to reduce the funding of the Medicare and Medicaid programs in an effort to curtail or reduce overall federal healthcare spending. Federal legislation has and may continue to significantly reduce Medicare and Medicaid reimbursements to most hospitals. These reimbursement changes are negatively affecting hospital revenues and operations. There can be no assurance that such legislative initiatives or government regulations would not adversely affect our operations or reduce demand for our services.

         We may be unable to implement our business strategy of deploying our integrated services effectively to existing and new clients.

         Although we believe that there is significant demand for the our services and products in the corporate healthcare market, there are many reasons why we may be unable to execute our business strategy, including our possible inability to:

         o        deploy our integrated services and solutions on a large scale;

         o attract a sufficiently large number of self-insured employers and to subscribe for our services and solutions applications;

         o        increase awareness of our brand;

         o        strengthen user loyalty;

         o        develop and improve our services and solutions;

         o continue to develop and upgrade our services and software solutions; and

         o        attract, retain and motivate qualified personnel.

         Increasing competition for contracts to establish and manage employer-dedicated pharmacies and clinics increase the likelihood that we may lose business to our competitors.

         CHD Meridian Healthcare pioneered the field of employer-dedicated pharmacies and primary care clinics. Although CHD Meridian Healthcare has always faced competition from other methods by which business enterprises can arrange and pay for healthcare services for their employees, until recently we rarely experienced face-to-face bidding for a contract to manage a particular employer's pharmacy or clinic. We have recently begun to see direct competition for employer-dedicated pharmacy management contracts, and expect this competition will increase over time. We believe that we have certain advantages in facing such competition, including our status as the market leader, experience and know-how. However, some of our competitors and potential competitors, including prescription benefit management companies, with revenues in the multiple billions of dollars, are substantially bigger than we are. We believe that the potential market for employer-dedicated pharmacies is large enough for us to meet our growth plans despite increasing competition, but there are no assurances that we will in fact be able to do so. Our ability to maintain existing clients, expand services to existing clients, add new clients so as to meet our growth objectives, and maintain attractive pricing for our services, will depend on the interplay among overall growth in the use of employer-dedicated facilities, entry of new competitors into our business, and our success or failure in maintaining our market position as against these new entrants.

         In addition to this increasing head-to-head competition for contracts to establish and manage employer-dedicated facilities, we expect to continue to face competition for large employers' healthcare budget from other kinds of enterprises, including pharmacy benefit managers, health insurers, managed health care plans and retail pharmacy chains.

         Loss of advantageous pharmaceutical pricing could adversely affect our income and the value we provide to our clients.

         We receive favorable pricing from pharmaceutical manufacturers as a result of our class of trade designation, which in turn is based on selling products only to our clients' employees, dependents and retirees. We also receive rebates from pharmaceutical manufacturers for driving market share to preferred products. The benefit of favorable pricing is generally passed on to our clients under the terms of client contracts. In the last few years, retail pharmacies have brought legal cases against pharmaceutical manufacturers challenging class of trade designations as unlawful price discrimination under the Robinson-Patman Act. Although these challenges have generally failed, there remains a possibility that we could lose the benefit of this favorable pricing, either due to legal challenge or to a change in policies of the pharmaceutical manufacturers. Such a loss would diminish the value that we can provide to our clients and, therefore, would make our services less attractive to them. We also receive volume performance incentives from our pharmaceutical wholesaler which directly affect our revenue and the loss of which could adversely affect our business.

         Our business involves exposure to professional liability claims, and a failure to manage effectively our professional liability risks could have an adverse impact on our business.

         Under the terms of our contracts to manage employer sponsored clinics or pharmacies, we must procure professional liability insurance covering the operations of that clinic or pharmacy. We also typically agree to indemnify our clients against vicarious professional liability claims arising out of acts or omissions of healthcare providers working at the clinics and pharmacies we manage. Further, under the terms of our services agreements with affiliated professional corporations, we are contractually obligated to procure malpractice insurance on behalf of the professional corporations and their employed physicians and typically absorb such claims as are subject to the policy self insured retention limit or above the policy limit. Finally, there also exists the possibility of vicarious professional liability claims being made directly against us. As a result of these contractual arrangements, we routinely incur significant expenses arising out of professional liability claims. If we fail to manage the professional liability claims and associated risk effectively, our business will be adversely affected.

         Certain of our past professional liability insurance policy years were insured by two insurance companies that are now either insolvent or under regulatory supervision. As a result, we are effectively partially uninsured for those periods. We have established reserves in connection with the six pending claims from such policy years. Although we believe such reserves are reasonable based on our historic loss experience, there is no assurance that these reserves will be sufficient to pay any judgments or settlements. In addition, because our current professional liability insurance self-insured retention is $500,000, we are, effectively, partially uninsured against a variety of claims that may arise from other years. We maintain a layer of excess insurance that begins with losses in excess of $1,000,000 per claim, including for the years in which our primary insurer is insolvent. We have reserved for projected future professional liability expenses based on our operations to date. These reserves, however, could prove inadequate, and the size of our ultimate uninsured liability could exceed our established reserves.

         Our professional liability insurance policies are written on a claims-made basis, meaning that they cover only claims made during the policy period, and not events that occur during the policy period but result in a claim after the expiration of the policy. With this insurance strategy, we must renew or replace coverage each year in order to have coverage for prior years' operations. Availability and cost of such coverage are subject to market conditions, which can fluctuate significantly.

         We have established a captive insurance company, which subjects us to additional regulatory requirements and once operating, will subjects us to the risks associated with the insurance business.

         We have established and expect to begin operating a captive insurance subsidiary in the second quarter of 2004 to insure our professional liability exposure. We believe this approach will enhance our ability to manage malpractice exposure and stabilize insurance costs. Operating a captive insurance subsidiary, however, represents additional risk to our operations, including a potential perception among our existing and potential clients that we are not adequately insured. We have hired a manager and have engaged an actuarial consulting firm for the captive insurer. When we commence its operations, we will be subject to the risks associated with any insurance business, which include investment risk relating to the performance of our invested assets set aside as reserves for future claims, the uncertainly of making actuarial estimates of projected future professional liability losses, and loss adjustment expenses. Failure to make an adequate return on our investments, to maintain the principal of invested funds, or to estimate future losses and loss adjustment expenses accurately, could have an adverse effect on us. Also, maintaining a captive insurer has exposed us to substantial additional regulatory requirements, with attendant risks if we fail to comply with applicable regulations.

         We are subject to complex and extensive legal, statutory and regulatory requirements, and failure to comply with those requirements will have an adverse effect on our business.

         The healthcare industry is subject to numerous Federal, state and local laws, regulations and judicial doctrines. These legal requirements cover, among other topics, licensure, corporate practice of medicine, privacy of patient medical records, government healthcare program participation requirements and restrictions, reimbursement for patient services, and Medicare and Medicaid fraud and abuse.

         Corporate Practice of Medicine. There are judicial and statutory prohibitions on the corporate practice of medicine, which vary from state to state. The corporate practice of medicine doctrine prohibits a corporation, other than a professional corporation, from practicing medicine or employing physicians. Some states also prohibit a non-physician from splitting or sharing fees charged by a physician for medical services. The services we provide include establishing and managing medical clinics. Most physician services at clinics we manage are provided by physicians who are employees of professional corporations with which we contract to provide non-professional services such as purchasing equipment and supplies, patient scheduling, billing, collection, accounting, and computer services. The professional corporations control hiring and supervise physicians and all medical functions. We have option agreements with the physician-owners of these affiliated professional corporations that entitle us to require the physician-owners to sell the stock of the professional corporations to any licensed physician we designated. This structure is intended to permit consolidation of the professional corporations' financial statements with ours, while maintaining sufficient separation to comply with the corporate practice of medicine doctrine and with fee-splitting and fee-sharing prohibitions. There remains, however, potential exposure to claims that this structure violates the corporate practice of medicine doctrine or fee-splitting or fee-sharing prohibitions, even though we do not believe that it does. If such a claim is successfully asserted against us in any jurisdiction, we could be subject to civil and criminal penalties, or could be required to restructure our contractual arrangements with clients. Any restructuring of contractual arrangements could result in lower revenues, increased expenses and reduced influence over the business decisions of those operations. Alternatively, some existing CHD Meridian contracts could be found to be illegal and unenforceable, which could result in their termination and an associated loss of revenue, or inability to enforce valuable provisions of those contracts.

         Health Insurance Portability and Accountability Act of 1996. Our personnel staffing our on site pharmacies and clinics have custody of confidential patient records. Also, the computer servers we use to store our software applications and deliver our technology services also contain confidential health risk assessments completed by employees, patients and beneficiaries of our clients. In our capacity as a covered entity or as a business associate of a covered entity, we and the records we hold are subject to a rule entitled Privacy of Individually Identifiable Health Information, or Privacy Rule, promulgated by the U.S. Department of Health and Human Services under Health Insurance Portability and Accountability Act of 1996, and also to any state laws that may have more stringent privacy requirements. We attempt to protect the privacy and security of confidential patient information in accordance with applicable law, but could face claims of violation of the Privacy Rule, invasion of privacy or similar claims, if our patient records or computer servers were compromised, or if our interpretation of the applicable privacy requirements, many of which are complex, were incorrect or allegedly incorrect, or if we failed to maintain a sufficiently effective compliance program.

         Furthermore, while we believe that the Privacy Rule protects our ability to obtain patient identifiable medical information for disease management purposes from certain of our clients, state legislation or regulations will preempt Federal legislation if state legislation or regulations are more restrictive. Accordingly, new Federal or state legislation or regulations restricting the availability of this information for disease management purposes would have a material negative effect on us.

         Fraud and Abuse. In recent years, various government entities have actively investigated potential violations of fraud and abuse statutes and regulations by healthcare providers and by pharmaceutical manufacturers. The fraud and abuse provisions of the Social Security Act provide civil and criminal penalties and potential exclusion from the Medicare and Medicaid programs for persons or businesses who offer, pay, solicit or receive remuneration in order to induce referrals of patients covered by federal healthcare programs (which include Medicare, Medicaid, TriCare and other federally funded health programs). Although our services and those of our affiliated professional corporations are generally paid for by employer clients, we do bill the Medicare and Medicaid programs, and private insurance companies, as agent of our affiliated professional corporations, to recover reimbursable amounts that offset the healthcare costs borne by our clients. We are therefore subject to various regulations under the Medicare and Medicaid programs, including fraud and abuse prohibitions. We believe that we are compliant with these requirements, but could face claims of non-compliance if our interpretations of the applicable requirements, many of which are complex, were incorrect or allegedly incorrect, or if we fail to maintain a sufficiently effective compliance program.

         State and Federal Licensure. The doctors, nurses and other healthcare professional that staff our affiliated professional corporations, the nurses that staff our care communication centers, and our on site pharmacies and clinics, are subject to individual licensing requirements. All of our healthcare professionals and facilities that are subject to licensing requirements are licensed in the state in which they are physically present. Multiple state licensing requirements for healthcare professionals who provide services telephonically over state lines may require us to license some of our healthcare professionals in more than one state. We continually monitor the developments in telemedicine. There is no assurance, however, that new judicial decisions or Federal or state legislation or regulations would not increase the requirement for multi-state licensing of all central operating unit call center health professionals, which would significantly increase our administrative costs.

         We cannot yet predict the impact of the recently adopted Medicare prescription drug benefit on our business.

         In December 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This law provides Medicare beneficiaries with insurance coverage that offers access to prescription medicines. The prescription drug benefit, which will be called Medicare Part D, begins January 1, 2006. In the interim, a national prescription drug discount card for Medicare-eligible seniors will be instituted in April 2004. Under the new law, drug benefits will be provided through risk-bearing private plans contracting with the government (including plans offering only the Medicare Part D coverage as well as integrated plans offering all Medicare benefits). There will be an annual open period during which Medicare beneficiaries will choose their drug plan from among those available in their area of residence. In any areas where there are fewer than two private plan choices, the government will make a drug plan available directly.

         We do not know how this law will affect our business. Subsidies for employers providing retiree drug benefits will decrease the costs to those employers of providing such benefits, and therefore may increase the number of employers willing to provide retiree drug benefits, which would positively affect our business. On the other hand, employers that now offer prescription drug benefits may decide no longer to do so, on the basis that their retirees now will be able to obtain such benefits on their own through Medicare. In that case, such employers would have less need for employer-dedicated pharmacies of the kinds that we establish and manage and our business would be negatively affected.

         We may be unable to integrate successfully our operations and realize the full cost savings we anticipate from the merger.

         The merger of CHD Meridian Healthcare and I-trax involves the integration of two companies that have previously operated independently and focused on different delivery methods within the corporate health management solutions market. The difficulties of combining the merged companies' operations include:

         o integrating complementary businesses under centralized management efficiently;

         o        coordinating geographically separated organizations;

         o        integrating personnel with diverse business backgrounds; and

         o        combining different corporate cultures.

         The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of I-trax or CHD Meridian Healthcare's businesses or the loss of key personnel. The diversion of management's attention and any delays or difficulties encountered in connection with the integration of the merged companies' operations could have an adverse effect on the business, results of operations or financial condition of the merged companies.

         Among the factors considered by the CHD Meridian Healthcare and the I-trax boards of directors in connection with their respective approvals of the merger were the opportunities for reduction of operating costs and improvements in operating efficiencies and other financial synergies that could result from the merger. We cannot give any assurance that these savings will be realized, or if realized, will be realized within the time periods contemplated by management.

         Our business will be adversely affected if we lose key employees or fail to recruit and retain other skilled employees

         Our business greatly depends on, among others, Frank A. Martin, chairman, chief executive officer and director, Haywood D. Cochrane, Jr., vice chairman and director, John R. Palumbo, president, Charles D. (Chip) Phillips, executive vice president and chief operating officer, and Shannon W. Farrington, senior vice president and chief financial officer. Our failure to retain any one of these individuals could significantly reduce our ability to compete and succeed in the future.

         Our future success also depends on our ability to attract, retain and motivate highly skilled employees. As we secure new contracts and implement our services and products, we will need to hire additional personnel in all operational areas. We may be unable to attract, assimilate or retain such highly qualified personnel. We have in the past experienced, and expect to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Our business will be adversely affected if we cannot attract new personnel or retain and motivate current personnel.

         Our sales cycle is long and complex.

         The corporate health management business is growing rapidly and has many entrants. Further, although each entrant may define its service as corporate health management, the details of the services among the entrants are quite different. Because the services offered are complex, require clients to incur significant upfront costs and there are significant variations in the offered services by many vendors, potential clients take a long time to evaluate and purchase such services, lengthening our sales cycle. Further, the sales and implementation process for our services and software applications is lengthy, involves a significant technical evaluation and requires our clients to commit a great deal of time and money. Finally, the sale and implementation of our services are subject to delays due to our clients' internal budgets and procedures for approving large capital expenditures and deploying new services and software applications within their organizations. The sales cycle for our solutions, therefore, is unpredictable and has generally ranged from 3 to 24 months from initial contact to contract signing. The time it takes to implement our services is also difficult to predict and has lasted as long as 18 months from contract execution to the commencement of live operation. During the sales cycle and the implementation period, we may expend substantial time, effort and money preparing contract proposals, negotiating the contract and implementing the solution without receiving any related revenue.

         Deterioration of the financial health of our clients, many of which are large U.S. manufacturing enterprises, could adversely affect our business volume and collections.

         An adverse trend in one or more U.S. manufacturing industries could lead to plant closings or layoffs that could eliminate or reduce the need for some of our employer-dedicated healthcare facilities. Also, if our client becomes insolvent, we may not be able to recover outstanding accounts receivable owed by that client, and may suffer premature contract termination. Our professional liability insurance is written on a claims-made basis, and, to fund continued coverage of an operation after termination of a contract, we typically charge our clients for tail insurance coverage when the contract terminates. If a client is insolvent when the contract terminates, we may not be able to recoup the cost of tail insurance coverage, or other costs related to that facility's shutdown. We already experienced this in the case of one major steel manufacturer for which we managed several facilities when the client became the debtor in a federal bankruptcy proceeding. This resulted in difficulty in collecting some amounts due to us, and generated a claim against us for repayment of an allegedly preferential transfer previously received from the client. Because of the risks associated with client insolvency, and the concentration of CHD Meridian Healthcare's client base, our business is to some extent dependent on the continued health of U.S. manufacturing industries.

         Our dependence on the Internet and Internet-related technologies subjects us to frequent change and risks.

         Our web-based software applications that form the backbone of our disease management and comprehensive health management solutions depend on the continuous, reliable and secure operation of Internet servers and related hardware and software. Numerous viruses and outages on the Internet could cause outages of our applications from time to time. To the extent that our services are interrupted, our users will be inconvenienced and our reputation may be diminished. If access to our system becomes unavailable at a critical time, users could allege we are liable, which could depress our stock price, cause significant negative publicity and possibly lead to litigation. Although our computer and communications hardware is protected by physical and software safeguards, it is still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. We do not have 100% redundancy for all of our computer and telecommunications facilities. A catastrophic event could have a significant negative effect on our business, results of operations, and financial condition.

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

         Finally, we retain confidential healthcare information on our servers. It is, therefore, important that our facilities and infrastructure remain secure and are perceived by clients to be secure. Although we operate our software applications from a secure facility managed by a reputable third party, our infrastructure may be vulnerable to physical or virtual break-ins, computer viruses, programming errors or similar disruptive problems. A material security breach could damage our reputation or result in liability to us.

         We may be sued by our users if we provide inaccurate health information on our website or inadvertently disclose confidential health information to unauthorized users.

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

         We may be unable to compete successfully against companies offering other disease management products.

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

         If our intellectual property rights are undermined by third parties, our business will suffer.

         Our intellectual property is important to our business. We rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property. Our efforts to protect our intellectual property may not be adequate. Our competitors may independently develop similar technology or duplicate our products or services. Unauthorized parties may infringe upon or misappropriate our products, services or proprietary information. In addition, the laws of some foreign countries do not protect proprietary rights as well as the laws of the United States do, and the global nature of the Internet makes it difficult to control the ultimate destination of our products and services. In the future, litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation would probably be time-consuming and costly. We could be subject to intellectual property infringement claims as the number of our competitors grows and the content and functionality of software applications and services overlap with competitive offerings. Defending against these claims, even if not meritorious, could be be beyond our financial ability and could divert our attention from operating our company. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial damage award and forced to develop noninfringing technology, obtain a license or cease selling the applications that contain the infringing technology. We may be unable to develop noninfringing technology or obtain a license on commercially reasonable terms, or at all. We also intend to rely on a variety of technologies that we will license from third parties, including any database and Internet server software, which will be used to operate our applications. These third-party licenses may not be available to us on commercially reasonable terms. The loss of or inability to obtain and maintain any of these licenses could delay the introduction of enhancements to our software applications, interactive tools and other features until equivalent technology could be licensed or developed. Any such delays could materially adversely affect our business, results of operations and financial condition.

         Provisions of our certificate of incorporation could impede a takeover of our company, even though a takeover may benefit our stockholders.

         Our board of directors has the authority, without further action by the stockholders, to issue from time to time, shares of preferred stock in one or more classes or series, and to fix the rights and preferences of such preferred stock, subject, however, to the limitations contained in the certificate of designations filed with respect to our Series A convertible preferred stock. We are subject to provisions of Delaware corporate law which, subject to certain exceptions, prohibit us from engaging in any "business combination" with a person who, together with affiliates and associates, owns 15% or more of our common stock (referred to as an interested stockholder) for a period of three years following the date that such person became an interested stockholder, unless the business combination is approved in a prescribed manner. Additionally, bylaws establish an advance notice procedure for stockholder proposals and for nominating candidates for election as directors. These provisions of Delaware law and of our certificate of incorporation and bylaws may have the effect of delaying, deterring or preventing a change in our control, may discourage bids for our common stock at a premium over market price and may adversely affect the market price, and the voting and other rights of the holders of our common stock.

         The loss of a major client will have a material adverse effect on our business.

         In 2003, we had one client that accounted for 10% of our pro forma revenue. We anticipate that our results of operations in any given period will continue to be influenced to a certain extent by a relatively small number of clients. Accordingly, if we were to lose the business of such a client, our results of operations could be materially and adversely affected.

         The price of our common stock is volatile.

         Our stock price has been and we believe will continue to be volatile. For example, from April 1, 2003 through March 25, 2004, the per share price of our stock has fluctuated from a high of $5.17 to a low of $1.51. The stock's volatility may be influenced by the market's perceptions of the healthcare sector in general, or other companies believed to be similar to us or by the market's perception of our operations and future prospects. Many of these perceptions are beyond our control. In addition, our stock is not heavily traded and therefore the ability to achieve relatively quick liquidity without a negative impact on our stock price is limited.

         Some of our outstanding shares are restricted from immediate resale but may be sold into the market in the immediate future, which would cause the market Price of our common stock to drop significantly, even if our business is doing well.

         As of March 25, 2004, 28,374,852 shares of our common stock were issued and outstanding, of which approximately 14,000,000 are "restricted securities." Approximately an additional 12,000,000 shares of our common stock, which are not reflect as issued and outstanding, were reserved for issuance upon conversion of our outstanding shares of Series A Convertible Preferred Stock, which are likewise "restricted securities." We expect to register for resale the 14,000,000 shares of common stock and 12,000,000 shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock on a registration statement on Form S-3 in the foreseeable future. When such registration statement is declared effective, many of the holders of these securities may elect to sell them, possibly at the same time, and the market price of our common stock could drop significantly.

         Shares eligible for future sale upon the conversion of outstanding shares of Series A Convertible Preferred Stock and upon the exercise of issued options and warrants may cause dilution.

         As of March 25, 2004, approximately 12,000,000 shares of our common stock were reserved for issuance upon conversion of outstanding shares of Series A Convertible Preferred Stock and 5,852,929 shares of our common stock were reserved for issuance upon the exercise of our outstanding warrants and options. Our stockholders, therefore, could experience dilution of their investment upon conversion or exercise, as applicable, of these securities.

ITEM 2.  DESCRIPTION OF PROPERTIES

I-trax Leases

         Certain of our executive, administrative and sales offices are located in Philadelphia, Pennsylvania, where we lease approximately 4,659 square feet of office space pursuant to a lease expiring in June 2005 at a current base annual rate of $128,123. The property is in good condition.

         Our Care Communication Center is located in Omaha, Nebraska, where we lease approximately 6,212 square feet of office space pursuant to a lease expiring in May 2007, at a current base annual rate of $55,908. The property is in good condition.

CHD Meridian Healthcare Leases

         Certain of our executive, administrative and sales offices are located in Nashville, Tennessee, where we lease approximately 25,000 square feet of office space pursuant to a lease expiring in November 2009 at a current base annual rate of $637,104. The property is in good condition.

         Certain of our executive and administrative offices are located in Latham, New York, where we lease approximately 4,703 square feet of office space pursuant to a lease expiring in July 2007 at a current base annual rate of $76,894. The property is in good condition.

         Certain of our executive and administrative offices are located in New York, New York, where we lease approximately 4,500 square feet of office space pursuant to a lease expiring in April 2007 at a current base annual rate of $98,193. The property is in good condition.

         We maintain offices in Elko, Nevada, where we lease approximately 10,000 square feet of office space pursuant to a lease expiring in July 2004 at a current base annual rate of $147,200. Our clients reimburse us the rent owed under this lease. The property is in good condition.

         We maintain offices in Winnemucca, Nevada, where we lease approximately 5,950 square feet of office space pursuant to a lease expiring in January 2005 at a current base annual rate of $78,540. Our clients reimburse us the rent owed under this lease. The property is in good condition.

         Real Estate Investments

         We do not invest in real estate or have interest in real estate, in real estate mortgages or in securities or of or interests in persons primarily engaged in real estate activities.


ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market For Our Common Stock

         Our common stock trades on the American Stock Exchange under the symbol "DMX." Prior to January 15, 2003, our common stock was quoted on the Over-the-Counter Bulletin Board under the symbol "IMTX" and "ITRX." The following table sets forth the high and low closing prices for our common stock for the periods indicated. All closing prices have been adjusted to reflect a 1-for-5 reverse stock split effected as of close of business on January 3, 2003.



                                                                High                    Low
   2004                                                         ----                    ---
        First Quarter (through March 25, 2004)              $  5.170                $  3.910

   2003
        Fourth Quarter                                         4.490                   2.600
        Third Quarter                                          3.790                   2.600
        Second Quarter                                         3.000                   1.510
        First Quarter                                          5.000                   1.370

   2002
        Fourth Quarter                                         4.300                   2.500
        Third Quarter                                          5.100                   2.750
        Second Quarter                                         6.625                   4.150
        First Quarter                                          7.650                   5.100



         We obtained the information presented above from Nasdaq.com.

         As of March 25, 2004, there were approximately 630 registered holders of our common stock. On March 25, 2004, the last reported sales price of our common stock was $5.17.

Dividend Policy

         We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future.

         Our Series A Convertible Preferred Stock accrues dividend on the original issue price at the rate of 8% per annum. The dividend is payable upon conversion of Series A Convertible Preferred Stock into common stock in additional shares of common stock or, subject to the consent of our senior secured lender, in cash.

Recent Sales of Unregistered Securities

         As of October 31, 2003, we issued 1,400,000 shares of common stock and granted warrants to purchase 700,000 additional shares pursuant to a private placement in which we offered as a unit two shares of common stock and a warrant to purchase an additional share of common stock exercisable at $3.00 (the market price of our common stock on the date we commenced the private placement) for a unit purchase price of $5. Westminster Securities Corporation, a Member of the New York Stock Exchange, acted as placement agent for this private placement. In this private placement, we realized proceeds of $3,037,894 net of placement agent commissions and expenses. Each of the participants in this private placement is an accredited investor. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act.

         Effective as of October 31, 2003, we issued warrants to acquire an aggregate of 140,000 shares of our common stock at an exercise price of $2.50 per share to 13 principals of an investment bank as consideration for completing the private placement described above. Each of the principals is an accredited investor. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act.

         On November 11, 17, 21 and 25 and December 2, 2003, an investor exercised warrants to acquire an aggregate of 125,000 shares of our common stock by paying the exercise price of $1.50 per share. The investor is an accredited investor. In undertaking these issuances, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act.

         On November 26, 2003, two investors exercised warrants to acquire an aggregate of 23,889 shares of our common stock by paying the exercise price of $1.80 per share. The investors are accredited investors. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act.

         On November 18, 2003, an investor exercised warrants to acquire 114,285 shares of our common stock at at an exercise price of $1.75 per share. In lieu paying the exercise price in cash, the investor used the warrants' cashless exercise feature, such that the investor received 55,271 shares of our common stock and surrendered to us for cancellation 55,271 shares of our common stock. The investor is an accredited investor. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act.

         On December 11, 2003 (but effective as of October 18, 2003), we issued warrants to acquire an aggregate of 50,000 shares of our common stock at an exercise price of $2.50 per share to seven principals of an investment bank as consideration for mergers and acquisitions advisory services related to the initial merger discussions with CHD Meridian Healthcare. Each of the principals is an accredited investor. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act.

         Effective as of December 31, 2003, we issued warrants to acquire 50,000 shares of our common stock at an exercise price of $1.75 per share as consideration for extending the maturity date of a 6% convertible senior debenture in the initial aggregate principal amount of $2,000,000. The investor exercised the warrants on the date of grant. We valued the warrants at $200,000 utilizing the Black-Scholes model, which amount was recorded as a discount to the debenture payable and will be accreted to interest expense over the extension period of one year. Also, on various dates ending on December 31, 2003, the investor converted amounts outstanding under the debenture into 847,629 shares of our common stock at the conversion price of $1.75 per share. Finally, On October 10 and December 19, 2003, the investor exercised warrants to acquire an additional 307,692 shares of our common stock by paying the exercise price of $1.75 per share. The investor is an accredited investor. In undertaking each of these issuances, we relied on an exemption from registration under
Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act.

         On December 31, 2003, an investor exercised warrants to acquire 100,000 shares of our common stock by paying the exercise price of $1.50 per share. The investor is an accredited investor. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act.

         We acquired CHD Meridian Healthcare effective March 19, 2004 in a two-step merger transaction pursuant to a Merger Agreement dated as of December 26, 2003, as amended. To acquire CHD Meridian Healthcare common stock, we issued a total of 10,000,000 shares of common stock and 200,000 shares of our Series A Convertible Preferred Stock to 22 CHD Meridian Healthcare stockholders and deposited 3,859,200 shares of our common stock into escrow. Each share of Series A Convertible Preferred Stock is convertible into 10 shares of our common stock at an initial conversion price of $2.50 per share. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) and Regulation D promulgated under the Securities Act.

         On March 19, 2004 we completed a private placement of 1,000,000 shares of Series A Convertible Preferred Stock at $25 per share. Each share of Series A Convertible Preferred Stock is convertible into 10 shares of our common stock at an initial conversion price of $2.50 per share. We realized proceeds of $25,000,000, net of approximately $1,500,000 in placement agent commissions and approximately $1,300,000 in transaction related expenses. Each of the 49 participants in this private placement is an accredited investor. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act.

         Effective as of March 19, 2004, we issued warrants to acquire an aggregate of 492,000 shares of our common stock at an exercise price of $2.50 per share to two placement agents that assisted us with the Series A Convertible Preferred Stock private placement referred to above. Each of the placement agents is an accredited investor. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchases

         None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations of I-trax, Inc. and its subsidiaries should be reviewed in conjunction with our audited financial statements and related notes appearing in this Annual Report on Form 10-KSB for the fiscal years ended December 31, 2003 and 2002.

         I-trax is a combination of two companies that merged on March 19, 2004:
I-trax, Inc. and Meridian Occupational Healthcare Associates, Inc., a private company, which does business as CHD Meridian Healthcare. Although this Annual Report on Form 10-KSB describes the business of the merged companies, because the merger occurred subsequent to the year ended December 31, 2003, certain portions of this report, including the results of operations presented in this Management's Discussion and Analysis of Financial Condition and Results of Operations, are limited to I-trax. To present the performance and results of operations of the merged companies for the years ended December 31, 2003 and 2002, we are including in this report the balance sheet of CHD Meridian Healthcare as of December 31, 2003 and the statements of operations for the years ended December 31, 2003 and 2002, and the unaudited combined condensed balance sheet of I-trax and CHD Meridian Healthcare on a pro forma basis as if the merger had been consummated on December 31, 2003 and the unaudited combined condensed statements of operations on a pro forma basis as if the merger had been consummated on January 1, 2002.

         The following discussion also contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. In order for I-trax to utilize the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by important factors, which are set forth below and elsewhere in this report, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The most important factor is our ability successfully to integrate our operations and health management programs with the operations and services of CHD Meridian Healthcare and successfully introduce to our market place our combined products and services. This and other risks concerning the merged companies business are discussed above beginning on page
7. The acquisition is discussed further below.

         Our consolidated financial statements and applicable notes are prepared in accordance with the generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the covered periods. We base our estimates and judgments on our historical experience and on various other factors that we believe are reasonable under the circumstances. We evaluate our estimates and judgments, including those related to revenue recognition, bad debts, restructuring costs, and goodwill and other intangible assets on an ongoing basis. Notwithstanding these efforts, there can be no assurance that actual results will not differ from the respective amount of those estimates.

Business Description

         Following I-trax and CHD Meridian Healthcare merger, we offer two categories of services, which can be integrated or blended as necessary or appropriate based on each client's needs. The first category includes on site services such as occupation health, primary care, corporate health and pharmacy, which were historically offered by CHD Meridian Healthcare. The second category includes personalized health management programs, which were historically offered by I-trax.

         Also as the result of the merger, we are the nation's largest provider of corporate health management services. Our health management services are designed to allow employers to contract directly for a wide range of employee healthcare needs. We can deliver these services at or near the client's work site by opening, staffing and managing a clinic or pharmacy dedicated to the client and its employees, or remotely by using the Internet and our state-of-the-art Care Communications Center staffed with trained nurses and other healthcare professionals 24 hours per day, 7 days per week. Our array of services provides each client with flexibility to meet its specific pharmacy, primary care, occupational health, corporate health, wellness, lifestyle management or disease management needs. Pursuant to multi-year agreements, our clients can offer their employees, dependents and retirees any combination of our various services which integrate seamlessly, through on-site or off-site delivery platforms, or as a component of or complement to existing health plan options.

         Our primary target market is large and mid-sized self-insured employers and business consortia. These entities are more likely to derive immediate and meaningful financial benefit from our services because of their scale and focus on controlling healthcare expenditures.

         We currently operate approximately 160 locations in 32 states. We also maintain contracts with approximately 150 clients, including many leading employers. Our clients pay us directly for our services and include automotive and automotive parts manufacturers, consumer products manufacturers, large financial institutions, health plans, integrated delivery networks, and third party administrators. Our client retention rate is high because we establish strong client relationships, which are supported by the critical nature of our services, the benefits achieved by employer and employee constituents, and the utilization of multi-year service contracts.

Corporate Overview; Acquisition of CHD Meridian Healthcare

         I-trax was incorporated in Delaware on September 15, 2000 at the direction of the board of directors of I-trax Health Management Solutions, Inc., or Health Management, I-trax's then parent company. On February 5, 2001, I-trax became the holding company of Health Management at the closing of a re-organization.

         The holding company structure has allowed us greater flexibility in our operations and expansion and diversification plans, including in the acquisition of CHD Meridian Healthcare and WellComm Group, Inc.

         On March 19, 2004 we completed the acquisition of CHD Meridian Healthcare. We completed the acquisition pursuant to a definitive merger agreement dated as of December 26, 2003, as amended, by and among CHD Meridian Healthcare, I-trax and two I-trax subsidiaries. Under the merger agreement, we delivered to CHD Meridian Healthcare stockholders 10,000,000 shares of I-trax common stock, 400,000 shares of I-trax Series A Convertible Preferred Stock, each of which is convertible into 10 shares of I-trax common stock, and paid $25,508,000 in cash. Immediately prior to the merger, CHD Meridian Healthcare also redeemed certain of its then outstanding shares of common stock and options to purchase common stock for which it paid approximately $9,492,000 in the aggregate. Further, if CHD Meridian Healthcare, continuing its operations following the closing of the merger as a subsidiary of I-trax, achieves certain calendar 2004 milestones for earnings before interest, taxes, depreciation and amortization, or EBITDA. If EBITDA equals or exceeds $8.1 million, the number of such additional I-trax common shares payable will be 3,473,280; the number of such shares increases proportionately up to a maximum of 3,859,200 such additional I-trax common shares if EBITDA equals or exceeds $9.0 million. Any escrowed shares that are not released will be returned to I-trax for cancellation. Further, the escrowed shares are not deemed outstanding for accounting purposes until released.

         Immediately following the closing of the merger, I-trax redeemed from former CHD Meridian Healthcare stockholders that participated in the merger, pro rata, an aggregate of 200,000 shares of Series A Convertible Preferred Stock at their original issue price of $25 per share.

         We obtained the cash portion of the merger consideration by selling 1,000,000 shares of Series A Convertible Preferred Stock at a purchase price of $25.00 per share for gross proceeds of $25,000,000 and by borrowing $12 million on a new $20 million senior secured debt facility from a national lender.

         The estimated purchase price we paid for CHD Meridian Healthcare, valuing our common stock at $4.87 per share as of March 19, 2004, the date of acquisition, and before the issuance of any of the earn-out shares, is approximately $94.9 million. The acquisition will be accounted for as a purchase. As such, the purchase price will be allocated to the estimated fair values of the assets acquired and liabilities assumed. If the escrow shares are paid to former CHD Meridian Healthcare in accordance with the terms of the merger agreement, the purchase price of the acquisition will increase, and the additional purchase price will be also allocated to the estimated fair values of the assets acquired and liabilities assumed. We will obtain a third-party valuation of the acquired intangible assets.

         The following are our unaudited pro forma results of operations giving effect to the acquisition of CHD Meridian Healthcare as though the transaction had occurred on January 1, 2002.

                                     Year ended             Year ended
                                    December 31,           December 31,
                                        2003                   2002
                                  ------------------    -------------------
           Sales                      $ 121,965,000         $  111,055,000
           Expenses                     129,180,000            122,820,000
                                  ------------------    -------------------
           Net loss                   $  (7,215,000)        $  (11,765,000)
                                  ==================    ===================


         We acquired WellComm effective February 6, 2002 in a two-step reorganization pursuant to a merger agreement dated January 28, 2002. At the closing of the WellComm acquisition, we delivered to the WellComm stockholders approximately $2,200,000 in cash and 1,488,000 shares of our common stock, and to each of two senior officers of WellComm options to acquire 56,000 shares of our common stock at a nominal exercise price. We funded the acquisition of WellComm by selling a 6% convertible senior debenture in the aggregate principal amount of $2,000,000 to Palladin Opportunity Fund LLC pursuant to a purchase agreement dated as of February 4, 2002.

Listing on the American Stock Exchange

         Effective January 3, 2003 we completed a 1-for-5 reverse stock split. Our board of directors and stockholders authorized the reverse stock split in connection with the then pending application to list our common stock on the American Stock Exchange. We began trading on the American Stock Exchange on January 15, 2003 under the symbol "DMX."

Results of Operations

         The following discussion of results of operations is limited to the historic business of I-trax as in effect as of December 31, 2003.

         Year Ended December 31, 2003 Compared to Year Ended December 31, 2002.

         Revenue for the year ended December 31, 2003 was $4,188,860, an increase of $256,950 or 7% from $3,931,910 for the year ended December 31, 2002. Total revenue was comprised of two components: (1) prevention and care services revenue of $2,612,941; and (2) technology license and services revenue of $1,575,919. Of the total technology license and services revenue, approximately $1,400,000 represents revenue from a perpetual license of CarePrime(R) and MyFamilyMD(TM) to UICI, Inc. This license also grants UICI an exclusive right to use CarePrime(R) and MyFamilyMD(TM) in the student health market. We contracted this license and software development in the third quarter of 2002 and we recognize it based on deliverables throughout 2002 and 2003. We expect to commence reporting CHD Meridian Healthcare revenue beginning as of April 1, 2004 pursuant to a letter of understanding between the two companies.

         Cost of revenue for the year ended December 31, 2003 was $1,371,870, an increase of 12% from $1,229,044 for the year ended December 31, 2002. The increase is attributable to the personnel costs required to service our prevention and care services contracts. Cost of revenue will increase when we begin to report CHD Meridian Healthcare revenue as of April 1, 2004.

         Software development costs amounting to $1,237,713 were capitalized for the year ended December 31, 2003, since the development stage of these products had reached technological feasibility. For the year ended December 31, 2002, we charged to operations $410,220 in research and development costs. We expensed such costs during the year ended December 31, 2002 because the products under development had not reached technological feasibility and therefore, the related expense could not be capitalized. We expect to continue to spend funds to improve our technology and to add functionality to our technology products. Such products include the MyFamilyMD(TM) application and its MedWizard(R) tools, the CarePrime(TM) application, which interacts with

MyFamilyMD(TM) and its MedWizard(R) tools, and the Health-e-Coordinator(TM) application, which is a disease management platform.

         General and administrative expenses (excluding salary and related benefits which are discussed separately below) increased from $1,721,685 for the year ended December 31, 2002 to $1,740,710 for the year ended December 31, 2003, an immaterial increase of $19,025. Our ability to control general and administrative expenses is attributable to increased efficiencies and implementation of stringent budgetary controls. General and administrative expenses will increase when we begin to report CHD Meridian Healthcare revenue and associated expenses as of April 1, 2004.

         Salary and related benefits were $2,468,468 for the year ended December 31, 2003 as compared to $4,233,209 for the year ended December 31, 2002. This decrease amounted to $1,764,741 or 42%. The two major reasons for the large decrease in salary and related benefits were: (1) capitalization of approximately $805,000 of development salaries to software development costs in 2003, and (2) implementation of a variable pay plan in December 2002. Pursuant to the plan, all employees accepted a 10% salary reduction in order to fund the variable plan. If certain financial and personal goals were met during 2003, the employees were eligible to participate in the plan, thus potentially receiving additional compensation in excess of the accepted 10% salary reduction. Because we only met the financial goals established under the plan during the first quarter of 2003, the net reduction in salary associated with the plan amounted to approximately $500,000. The balance of the decrease in salary and related benefits is the result of consolidating positions and improving efficiencies. Salary and related benefits will increase effective April 1, 2004 when we begin to report CHD Meridian Healthcare revenue and related expenses.

         Depreciation and amortization expenses were $1,702,469 for the year ended December 31, 2003, as compared to $2,045,461 for the year ended December 31, 2002. The decrease is primarily attributable to the write down of certain intangible assets during the last quarter of 2002.

         During 2002, we incurred an impairment charge of $1,648,332 in connection with certain intangible assets (customer relations) acquired in the WellComm acquisition. During the quarter ended December 31, 2003, we recorded an impairment charge of approximately $458,000 representing the un-amortized portion of covenants not to compete attributable to the founder of WellComm, who passed away.

         Marketing and publicity expenses were $1,762,567 for the year ended December 31, 2003 as compared to $773,963 for the year ended December 31, 2002. The increase of 128% or $988,604 is a direct result of augmented marketing and investor relation campaigns to promote I-trax in the capital markets and its products in the wellness and disease management market. The marketing and publicity expense for 2003 includes a non-cash charge of approximately $1,414,000, for the issuance of common stock, granting of warrants and contribution of common stock by certain of our stockholders to an investor relations firm.

         Interest expense and financing costs for the year ended December 31, 2003 were $2,405,015 an increase of $1,297,383 or 117% from $1,107,632 for the year ended December 31, 2002. For the year ended December 31, 2003, interest expense includes charges of approximately $1,880,826 related to the debenture and related warrants issued to Palladin Opportunity Fund, LLC. Of this amount, $224,350 represents interest of 6% on the debenture for the year ended December 31, 2003; $1,125,085 represents amortization of the value assigned to the original beneficial conversion value of the Palladin debenture and the associated warrants and additional charges and amortization for the further beneficial conversion value caused by the June 2003 reset of the conversion price of such debenture and the exercise price of the associated warrants; and $531,391 represents an accelerated charge to interest expense for the portion of the debenture converted during the year ended December 31, 2003. During the period, Palladin converted $1,483,351 of principal outstanding under the debenture into common stock. Generally, the beneficial conversion value represents the benefit to the investor that results from purchasing an immediately convertible debenture with a conversion price that is less than fair market value on the date of purchase after first allocating a portion of the proceeds from the debenture to the associated warrants. The remaining balance of interest expense of approximately $524,189 is associated with interest on other debt and the amortization of the value of warrants granted to certain shareholders for loans made to us. Interest expense will increase effective April 1, 2004 to reflect interest payable in connection with $12,000,000 outstanding under a new $20,000,000 senior secured credit facility established to fund a portion of the CHD Meridian Healthcare acquisition price.

         Amortization of debt issuance and conversion costs was $336,783 and $187,337 for the years ended December 31, 2003 and 2002, respectively. These amounts represented costs incurred in selling the $2,000,000 debenture to Palladin and were amortized over the two-year life of the debenture. During the year ended December 31, 2003, however, we recorded a one-time charge of $122,228 in connection with the re-pricing of the exercise price of the warrants issued to the third party that brokered the Palladin investment and increasing the number of shares covered by the warrant as per the broker agreement.

         Under the terms of the registration rights agreement entered in connection with the private placement of common stock and warrants closed on October 31, 2003, we were required to file with the Securities and Exchange Commission a registration statement under the Securities Act of 1933, as amended, covering the resale of all the common stock purchased and the common stock underlying the warrants within 30 days of the placement's closing. Additionally, under the same registration rights agreement, we were required to use our best efforts to cause such registration statement to become effective within 90 days of closing of the placement. The registration rights agreement further provided that if the registration statement was not filed, or did not become effective within the defined time period, I-trax would have been required to pay each holder an amount in cash, as liquidated damages, equal to 1.5% per month of the aggregate purchase price paid by such holders. The registration statement was filed within the allowed time, and was declared effective by the Commission on February 17, 2004.

         In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the fair value of the warrants issued in the October 2003 private placement was accounted for as a liability, with an offsetting reduction to additional paid-in capital received in the private placement. The warrant liability was reclassified to equity as of February 17, 2004, the effective date of the registration statement. Such transaction did not impact our financial position or business operations.

         The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 4%; the contractual life of 5 years and volatility of 112%. The fair value of the warrants at December 31, 2003 was estimated to be approximately $2,760,000, which reflects an increase in fair value of $301,305 from the time the warrants were granted. This amount has been charged to operations as an increase in common stock warrants. The fair value of the warrants increased by approximately an additional $350,000 from December 31, 2003 to February 17, 2004. This increase will be charged in the statement of operations for the quarter ended March 31, 2004 as an increase in common stock warrants.

         The adjustments required by EITF 00-19 were required because of a private placement subscription agreement, which specified a penalty if we did not timely register the common stock underlying the warrants issued in the transaction. The Securities and Exchange Commission declared the related registration statement effective within the contractual deadline and we did not incur any penalties. The adjustments for EITF 00-19 had no impact on our working capital, liquidity, or business operations.

         During January 2003, in connection with the termination of our agreement to acquire DxCG, Inc., a Boston-based predictive modeling company, we charged $200,000 to earnings. This sum was paid to DxCG following DxCG's termination of the merger agreement because certain conditions to closing, including third party financing for the cash portion of the purchase price, were not satisfied.

         No provision or benefit for Federal or state income taxes has been recorded for the years ended December 31, 2003 and 2002, because we have incurred net operating losses and have no carry-back potential. Based on a number of factors, including the lack of a history of profits and net operating loss carry-forward limitations due to changes in ownership, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a valuation allowance has been provided. At December 31, 2003, our net operating loss carry-forwards of approximately $23,700,000 were available to reduce future taxable income. These losses expire at various times beginning in 2004. The utilization of these carry-forward losses may be limited as a result of substantial changes in our stock ownership in the past along with the effect of the CHD Meridian Healthcare acquisition. The amount of the limitation has not yet been calculated.

         For the year ended December 31, 2003, our net loss was $8,058,579, inclusive of $500,000 of income resulting from a life insurance policy pay out following the death of an executive officer, compared to a net loss of $9,424,973 for the year ended December 31, 2002, a decrease of 14%.

Liquidity and Capital Resources

         The following discussion concerns the liquidity and capital resources of I-trax, with the exception of portions specifically addressing the CHD Meridian Healthcare acquisition and certain pro forma information subsequent to the CHD Meridian Healthcare acquisition.

         Working Capital

         As of December 31, 2003, we had a working capital deficiency of $290,042.

         On March 19, 2004, we completed the CHD Meridian Healthcare acquisition. We obtained some of the cash merger consideration by selling 1,000,000 shares of Series A Convertible Preferred Stock at a purchase price of $25.00 per share for gross proceeds of $25 million.

         In addition, on March 19, 2004, contemporaneously with the CHD Meridian Healthcare acquisition, we obtained a permanent $20 million senior secured credit facility from Bank of America, N.A., and borrowed $12 million under this facility to fund the balance of the cash merger consideration. The credit facility expires on April 1, 2007. The credit facility has a $6 million term loan commitment with a $14 million revolving credit commitment, which is reduced by letter of credit liabilities, which currently amount to $3.25 million. The credit facility is secured by substantially all of our assets. At any time prior to June 1, 2004, the borrowings under the revolving credit commitment may not exceed $10 million. From June 1, 2004 until November 1, 2005, the borrowings under the revolving credit commitment may not exceed 80% of eligible receivables and 50% of eligible fixed assets. Borrowings, at our election, may be either Base rate or Eurodollar rate loans. Base rate loans bear interest at the prime rate as published from time to time, plus up to 0.75% per annum depending on our coverage rations. The Eurodollar rate loans bear interest at the Eurodollar rate plus up to 3.0% per annum likewise depending on our coverage ratios. As of March 26, 2004, we had outstanding $6 million under the term loan, $6 million under the revolving loan and an aggregate of $3.25 million under letters of credit.

         The credit facility includes certain financial covenants customary for the amount of duration of this commitment. As of the date of this filing, we were in compliance with all such covenants.

         We are required to make twelve principal installment payments of $0.5 million each quarter beginning on July 1, 2004.

         As of March 31, 2004, we had estimated pro forma working capital of approximately $5,500,000. We believe that this amount, together with our operating cash flow and amounts available to be drawn from the credit facility, is sufficient to meet our working capital and operating expense requirements for the next twelve months.

         Sources and Uses of Cash

         Despite negative cash flows from operations, which amounted to $3,509,478 for the year ended December 31, 2003 and $2,871,201 for the year ended December 31, 2002, we have been able to secure funds to support our operations. During the year ended December 31, 2002, we secured funding by selling equity securities, issuing a debenture and receiving advances from officers, directors and other related parties, which aggregated approximately $4,800,000. Of the $4,800,000, approximately $2,200,000 was used to acquire WellComm, $190,000 was used to repay debt and the remainder was used to fund operations. During the year ended December 31, 2003, we borrowed, net of repayments, approximately $600,000 from officers, related parties and certain stockholders. Additionally, during the year ended December 31, 2003, we raised an aggregate of $5,010,000 in two private placements of our securities and upon the exercise of warrants to acquire 720,866 shares of common stock, which yielded approximately $970,000. The funds were used primarily to fund operations, continue the investment in our technology and satisfy certain liabilities, including the pay off of a $300,000 credit line.

         Current Liabilities. As of December 31, 2003, our current liabilities were $1,601,524, of which $280,000 was due to related parties. The remainder of current liabilities of $1,321,524 was comprised primarily of trade payables of $605,689, accrued expenses of $361,168, $114,452 of short term loans and capital lease obligations and $250,000 of deferred revenue. We have good relationships with all of our vendors.

         Long-Term Debt. As of December 31, 2003, the face value of our long-term debt was $1,358,808 (with a carrying value of $797,805), and was held by two investor groups. Psilos Group Partners and affiliated entities were owed $617,809 for which principal and interest was not due until March 2006. The balance of $740,999 was outstanding under the convertible debenture held by Palladin, which was not due until February 2005 (after receiving a one year extension effective December 31, 2003).

         Pay-off of Liabilities. In connection with obtaining a senior secured credit facility to fund the CHD Meridian Healthcare acquisition, we repaid all related party loans and advances, and all other outstanding loans on March 19, 2004. Accordingly, contemporaneously with the closing of the CHD Meridian Healthcare acquisition, we repaid an aggregate of $1,233,932 of which $289,897 was for related party loans and accrued interest and $944,035 was for principal and accrued interest under various promissory notes.

         In the first quarter of 2004, Palladin converted the remaining balance of its debenture into 427,106 shares of our common stock.

         Equity Sales. Under a private placement initiated in June 2003, we raised approximately $1,000,000 in cash, converted approximately $1,169,270 in related party loans, of which $1,037,038 represented principal and $132,232 represented interest, and converted $121,997 of deferred salaries by selling or issuing, as applicable, common stock. In this offering, we issued a total of 1,311,682 shares.

         During August 2003 we commenced a private placement whereby we offered as a unit, two shares of common stock and a warrant to purchase an additional share of common stock exercisable at $3.00, the market price of our common stock on the date we commenced the private placement, for a unit purchase price of $5. The maximum amount offered was $3,500,000. Through October 31, 2003, the end of the private placement, we issued a total of 1,400,000 shares of common stock and granted warrants to purchase 700,000 additional shares. We realized net proceeds of $3,037,894 after expenses as of December 31, 2003.

         For the year ended December 31, 2003, we received approximately $973,000 from exercises of warrants.

         Material Commitments

         The following schedules summarizes the contractual obligations of I-trax and CHD Meridian Healthcare by the indicated period as of December 31, 2003:



            For the year ending                       I-trax          CHD Meridian           Total
            December 31:                                               Healthcare
            ----------------------------------    ----------------   ---------------     --------------

                     2004                             $   206,000      $  1,294,000       $  1,500,000
                     2005                                 119,000           986,000          1,105,000
                     2006                                  56,000           927,000            983,000
                     2007                                  24,000           780,000            804,000
                     2008                                      --           651,000            651,000
                     Thereafter                                --           574,000            574,000
                                                  ----------------   ---------------     --------------
            Total future payments                     $   405,000      $  5,212,000       $  5,617,000
                                                  ================   ===============     ==============



         Related Party Transactions

         During February 2003, we repaid $140,000 of the $225,000 loan outstanding to a relative of our former chief operating officer.

         During February 2003, pursuant to two promissory notes, two of our former directors advanced us $200,000 for working capital. The notes accrued interest at 8% per year and matured in February 2004.

         As of June 30, 2003, our chief executive officer and former chief operating officer, along with a director, advanced us a total of $540,000 for working capital at an interest rate of 8% per year.

         As of December 31, 2003, we repaid an aggregate of $99,622 to our chief executive officer and other related parties. As of March 22, 2004, we repaid all related party loans, and interest accrued on such loans, in the aggregate amount $289,897.

         In connection with the death of a senior executive officer, in October 2003 we were entitled to receive proceeds of $500,000 from a key-person life insurance policy we maintained on the life of such senior executive officer. The proceeds from the life insurance policy were pledged as security for loans made to us in 2002 and 2003 by the deceased executive officer, a former director and a key employee. Accordingly, the life insurance company was instructed to disburse such proceeds directly to the note holders in partial satisfaction of such loans.

Critical Accounting Policies

         The following critical accounting policies concern the business of I-trax at December 31, 2003. The policies will be reassessed effective as of April 1, 2004 when we begin to report revenue, expenses and other financial information concerning CHD Meridian Healthcare.

         Impairment of Goodwill and Intangible

         We operate in an industry that is rapidly evolving and extremely competitive. It is reasonably possible that our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis of goodwill and intangible assets could change in the near term and that the effect of such changes on the financial statements could be material. During the year ended December 31, 2003 and 2002, we recorded an impairment charge of $458,252 and $1,648,332, respectively in connection with certain intangible assets acquired in the WellComm acquisition. For 2003, the charge related to the unamortized portion of covenants not to compete directly attributable to the founder of WellComm. The founder of WellComm passed away in 2003. For 2002, the charge related to the write off of a portion of an intangible asset associated with customer relations.

         Revenue Recognition

         Technology Revenue. We derive our revenue pursuant to different contract types, including perpetual software licenses, subscription licenses and custom development services, all of which may include support services revenue such as licensed software maintenance, training, consulting and web hosting arrangements. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

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

         We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Delivery generally occurs when the product is delivered to a common carrier.

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

         Services Revenue. We recognize service revenue as services are rendered. We contract with our customers to provide services based on an agreed upon monthly fee, a per-call charge or a combination of both.

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

         We also enter into risk-sharing contracts. These contracts are generally for a term of three to five years, provides for automatic renewal, and may provide that a percentage of our fee is refundable ("performance based") based on achieving a targeted percentage reduction in a customer's healthcare costs.

Material Equity Transactions

         In 2003, we executed equity transactions with related and unrelated parties in connection with the raising funds for working capital along with issuing securities in lieu of compensation for services received. We believe that we have valued all such transaction pursuant to the various accounting rules and that they ultimately represent the economic substance of each transaction. Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations-Sources and Uses of Funds" and "Item 5-Recent Sales of Unregistered Securities" above.







ITEM 7.  FINANCIAL STATEMENTS



Item                                                                                                     Page No.

I-trax, Inc. and Subsidiaries Consolidated Financial Statements as of December 31, 2003
         and For The Years Ended December 31, 2003 and 2002.................................................30

Meridian Occupational Healthcare Associates, Inc. and Subsidiaries (d/b/a CHD Meridian Healthcare)
         Consolidated Financial Statements For the Years Ended December 31, 2003, 2002 and 2001.............62

Unaudited Combined Condensed Balance Sheet of I-trax and CHD Meridian Healthcare on a Pro Forma Basis as if the Merger Had Been Consummated On December 31, 2003
         and the Unaudited Combined Condensed Statements of Operations on a Pro Forma Basis
         as if the Merger Had Been Consummated on January 1, 2002...........................................86







                          I-TRAX, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003
                                       AND
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Item                                                                                                     Page No.

Report of independent accountants...........................................................................31

Balance sheet at December 31, 2003..........................................................................32

Statements of operations for the years ended December 31, 2003 and 2002.....................................33

Statement of stockholders' equity for the years ended December 31, 2003 and 2002............................34

Statements of cash flows for the years ended December 31, 2003 and 2002.....................................36

Notes to consolidated financial statements..................................................................38


                        Report of Independent Accountants


To the Board of Directors and
  Stockholders of I-trax, Inc.:

         We have audited the accompanying consolidated balance sheet of I-trax, Inc. & Subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2003, and the results of its operations and cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.



Goldstein Golub Kessler LLP
New York, New York
February 16, 2004, except for Note 19,
as to which the date is as of March 19, 2004.



                          I-TRAX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

                                                      ASSETS

     Current assets
          Cash
                                                                                             $     573,774
          Accounts receivable, net                                                                 549,229
          Prepaid expenses                                                                         150,631
          Other current assets                                                                      37,848
                                                                                          -----------------
              Total current assets                                                               1,311,482
                                                                                          -----------------

     Office equipment, furniture, leasehold improvements and
       software development costs, net                                                           1,514,767
     Deposit on acquisition of perpetual license                                                   160,000
     Deferred marketing costs, net                                                                 831,109
     Deferred acquisition costs                                                                     84,783
     Debt issuance costs, net                                                                       34,718
     Goodwill                                                                                    8,424,062
     Intangible assets, net                                                                      1,217,609
     Security deposits                                                                              24,659
                                                                                          -----------------
            Total assets                                                                     $  13,603,189
                                                                                          =================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities
          Accounts payable                                                                     $   605,689
          Accrued expenses                                                                         361,168
          Due to officers and related parties                                                      280,000
          Capital lease payable                                                                     26,814
          Note payable - other, net of discount of $12,362                                          87,638
          Deferred revenue                                                                         240,215
                                                                                          -----------------
            Total current liabilities                                                            1,601,524
                                                                                          -----------------

     Common stock warrants                                                                       2,760,105

     Capital lease obligation, net of current portion                                               58,626
     Promissory notes and debenture payable, net of discount of $561,003                           797,805
                                                                                          -----------------

            Total liabilities                                                                    5,218,060
                                                                                          -----------------
     Commitments and contingencies

     Stockholders' equity
          Preferred stock - $.001 par value, 2,000,000 shares authorized,
            -0- issued and outstanding
          Common Stock - $.001 par value, 100,000,000 shares authorized,
            13,966,817 shares issued and outstanding                                                13,966
          Additional paid in capital                                                            47,276,266
          Accumulated deficit                                                                  (38,905,103)
                                                                                          -----------------
            Total stockholders' equity                                                           8,385,129
                                                                                          -----------------

            Total liabilities and stockholders' equity                                       $  13,603,189
                                                                                          =================

                 See accompanying notes to financial statements.




                          I-TRAX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                                                    2003                     2002
                                                                              ------------------       -----------------

Revenue:
     Technology licenses                                                           $  1,575,919            $  2,225,308
     Services                                                                         2,612,941               1,706,602
                                                                              ------------------       -----------------
Total revenue                                                                         4,188,860               3,931,910
                                                                              ------------------       -----------------

Cost of revenue:
     Technology licenses                                                                 63,363                  67,788
     Services                                                                         1,308,507               1,161,256
                                                                              ------------------       -----------------
Total cost of revenue                                                                 1,371,870               1,229,044
                                                                              ------------------       -----------------

Gross profit                                                                          2,816,990               2,702,866

Operating expenses:
     General and administrative                                                       1,740,710               1,721,685
     Salary and related benefits                                                      2,468,468               4,233,209
     Research and development                                                                --                 410,220
     Depreciation and amortization                                                    1,702,469               2,045,461
     Marketing and publicity, includes non-cash charges of $1,414,000
         for 2003                                                                     1,762,567                 773,963
     Impairment charge related to intangible assets                                     458,252               1,648,332
                                                                              ------------------       -----------------
Total operating expenses                                                              8,132,466              10,832,870
                                                                              ------------------       -----------------

Operating loss                                                                       (5,315,476)             (8,130,004)
                                                                              ------------------       -----------------

Other income (expenses):
     Proceeds from life insurance company                                               500,000                      --
     Costs in connection with terminated acquisition                                   (200,000)                     --
     Amortization of debt issuance and conversion costs                                (336,783)               (187,337)
     Interest expense and financing costs                                            (2,405,015)             (1,107,632)
     Increase in fair value of common stock warrants                                   (301,305)                     --
                                                                              ------------------       -----------------
Total other income (expenses)                                                        (2,743,103)             (1,294,969)
                                                                              ------------------       -----------------

Net loss                                                                          $  (8,058,579)          $  (9,424,973)
                                                                              ==================       =================

Loss per common share:

Basic and diluted                                                                    $     (.74)            $     (1.04)
                                                                              ==================       =================

Weighted average number of shares outstanding:                                       10,904,553               9,096,958
                                                                              ==================       =================



                                            See accompanying notes to financial statements.




                          I-TRAX, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                  Additional                         Total
                                                          Common Stock              Paid-in       Accumulated    Stockholders'
                                                   ---------------------------
                                                      Shares        Amount          Capital         Deficit         Equity
                                                   -------------  ------------  ---------------- -------------- ----------------

Balances at December 31, 2001                         6,987,894      $  6,987      $ 22,992,730  $ (21,421,551)    $  1,578,166

Cancellation of unclaimed shares and reverse stock
   split adjustment                                     (45,332)          (45)               45             --               --

Issuance of compensatory stock options                       --            --           163,200             --          163,200

Fair market value of detachable warrants issued in
   connection with debenture and beneficial
   conversion value                                          --            --         1,838,923             --        1,838,923

Issuance of common stock and granting of options
   in connection with the acquisition of WellComm
   Group, Inc.                                        1,488,000         1,488        10,478,512             --       10,480,000

Issuance of common stock and warrants as
   consideration for finder fee                          22,200            22           391,386             --          391,408

Sale of common stock, net of $7,150 in costs            540,833           541         1,942,935             --        1,943,476

Issuance of common stock and warrants as
   consideration for services                            23,708            24         1,677,243             --        1,677,267

Issuance of common stock in connection with
   exercise of options and warrants                     355,424           355             1,145             --            1,500

Mark-to-market of options granted to officers in
   lieu of canceling note and pledge agreement
   during 2001                                               --            --          (250,000)            --         (250,000)

Net loss for the year ended December 31, 2002                --            --                --     (9,424,973)      (9,424,973)
                                                   -------------  ------------  ---------------- -------------- ----------------

Balances at December 31, 2002                         9,372,727      $  9,372     $  39,236,119  $ (30,846,524)    $  8,398,967
                                                   =============  ============  ================ ============== ================


                                            See accompanying notes to financial statements.






                          I-TRAX, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                             Additional                          Total
                                                     Common Stock              Paid-in        Accumulated    Stockholders'
                                             -----------------------------
                                                Shares          Amount         Capital          Deficit          Equity
                                             --------------  ------------- ----------------  --------------  ---------------

Balances at December 31, 2002                    9,372,727      $   9,372     $ 39,236,119   $ (30,846,524)    $  8,398,967

Issuance of compensatory stock options                                              27,942                           27,942

Mark to market of warrants granted for
   investor relations services and stock
   options granted to a former employee                 --             --           (4,097)             --           (4,097)

Fair market value of detachable warrants
   and additional beneficial conversion
   value in connection with re-pricing of
   convertible debenture                                --             --        1,007,833              --        1,007,833

Issuance of common stock for services              332,760            333          522,375              --          522,708

Contribution of common stock given by
   shareholders to vendor for services
   rendered to the Company                                                         246,240                          246,240

Proceeds from sale of common stock and
   exercise of warrants, net of costs and
   common stock warrants liability               2,675,838          2,676        2,549,373              --        2,552,049

Issuance of warrants for services                       --             --          649,448              --          649,448

Fair value of detachable warrants issued in
   connection with convertible note                     --             --          268,000              --          268,000

Issuance of common stock for conversion of
   related party debt and assigned debt            668,152            668        1,168,602              --        1,169,270

Issuance of common stock for conversion of
   deferred salaries                                69,711             69          121,928              --          121,997

Issuance of common stock upon conversion of
   debenture                                       847,629            848        1,482,503              --        1,483,351

Net loss for the year ended December 31, 2003           --             --               --      (8,058,579)      (8,058,579)
                                             --------------  ------------- ----------------  --------------  ---------------

Balances at December 31, 2003                   13,966,817      $  13,966     $ 47,276,266   $ (38,905,103)    $  8,385,129
                                             ==============  ============= ================  ==============  ===============





                                            See accompanying notes to financial statements.




                          I-TRAX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                   2003                2002
                                                                             -----------------   -----------------

Operating activities:
     Net loss                                                                   $  (8,058,579)      $  (9,424,973)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Accretion of discount on notes payable charged to interest                   858,887             498,751
expense
         Accretion of beneficial conversion value of debenture                      1,168,285             434,798
         Amortization of option liability                                             (13,423)           (147,655)
         Amortization of debt issuance costs                                          336,783             187,337
         Depreciation and amortization                                              1,702,469           2,045,461
         Impairment charge related to intangible assets                               458,252           1,648,332
         Expenses for compensatory stock options and warrants                          23,845                  --
         Bad debt expense                                                              55,829                  --
         Issuance of securities for services                                        1,418,396             230,467
         Increase in fair value of common stock warrants                              301,305                  --
         Write-off of deposit on terminated acquisition                               200,000                  --
Changes in operating assets and liabilities, net of acquisitions:
     Decrease (increase) in:
       Accounts receivable                                                              8,406            (119,888)
       Prepaid expenses                                                               (73,062)             54,828
       Other current assets                                                           (16,888)            (19,045)
     (Decrease) increase in:
       Accounts payable                                                              (333,102)            235,686
       Accrued expenses                                                              (410,174)            273,608
       Deferred revenue                                                            (1,139,707)          1,231,092
                                                                             -----------------   -----------------
Net cash used in operating activities                                              (3,509,478)         (2,871,201)
                                                                             -----------------   -----------------

Investing activities:
     Proceeds from repayment of note receivable                                            --              72,437
     Increase in transaction costs                                                    (84,783)                 --
     Proceeds from release of security deposit                                          6,905              38,839
     Deposit on potential acquisition                                                      --            (200,000)
     Deposit on acquisition of perpetual license                                     (160,000)                 --
     Property, equipment and software development costs acquired                   (1,278,891)            (68,040)
     Net cash to acquire WellComm Group, Inc.                                              --          (2,199,136)
                                                                             -----------------   -----------------
Net cash used in investing activities                                              (1,516,769)         (2,355,900)
                                                                             -----------------   -----------------

Financing activities:
     Principal payments on capital leases                                             (71,372)            (21,918)
     Proceeds from credit line payable                                                     --             125,000
     Repayments to credit line                                                       (300,000)                 --
     Repayment to related parties                                                    (239,622)           (190,000)
     Proceeds from related parties                                                    740,000             700,000
     Proceeds from notes payable                                                      350,000                  --
     Proceeds from sale of Common Stock and exercise of warrants                    5,010,849           1,944,976
     Proceeds from sale of option                                                          --             161,078
     Proceeds from issuance of debenture                                                   --           1,838,923
     Notes payable repayments                                                        (250,000)                 --
                                                                             -----------------   -----------------

Net cash provided by financing activities                                           5,239,855           4,558,059
                                                                             -----------------   -----------------

Net increase (decrease) in cash                                                       213,608            (669,042)

Cash at beginning of period                                                           360,166           1,029,208
                                                                             -----------------   -----------------

Cash at end of period
                                                                                    $  573,774        $   360,166
                                                                             =================   =================
Supplemental disclosure of non-cash flow information:
    Cash paid during the year for:
       Interest                                                                     $   83,833        $    15,163
                                                                             =================   =================





                          I-TRAX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                         (Continues from previous page.)

                                                                                       2003         2002
                                                                                  -----------   -----------
Schedule of non-cash investing activities:

     Issuance of 1,488,000 shares of common stock and granting of 112,000 stock options in connection with acquisition of WellComm Group,
       Inc                                                                               --     $10,480,000
                                                                                  ===========   ===========

     Issuance of common stock and warrants for finder fee
                                                                                  $      --     $   391,408
                                                                                  ===========   ===========

Schedule of non-cash financing activities:
     Issuance of common stock in connection with conversion of  promissory
       notes, related party advances, and accrued interest                        $ 1,169,270   $      --
                                                                                  ===========   ===========

     Issuance of common stock in connection with conversion of deferred salaries
                                                                                  $   121,997   $      --
                                                                                  ===========   ===========

     Issuance of common stock in connection with conversion of debenture
       payable                                                                    $ 1,483,351   $      --
                                                                                  ===========   ===========


     Accrued interest expense on debenture payable and promissory notes           $   354,350   $      --
                                                                                  ===========   ===========

     Proceeds from life insurance company in connection with the death of
       executive officer                                                          $   500,000   $      --
                                                                                  ===========   ===========


     Repayments to related parties from pledged life insurance proceeds           $   500,000   $      --
                                                                                  ===========   ===========

     Issuance of common stock in connection with conversion of accounts
       payable                                                                    $      --     $    16,667
                                                                                  ===========   ===========

     Acquisition of office equipment in connection with capital lease
       obligation                                                                 $      --     $   107,709
                                                                                  ===========   ===========


     Issuance of warrants in connection with marketing agreement                  $      --     $ 1,360,000
                                                                                  ===========   ===========

     Fair market value of detachable warrants and beneficial conversion
       value in connection with re-pricing                                        $ 1,007,833   $      --
                                                                                  ===========   ===========

     Fair market value of warrants granted in connection with convertible
       note                                                                       $   268,000   $      --
                                                                                  ===========   ===========




                                            See accompanying notes to financial statements.


                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 1--ORGANIZATION

I-trax, Inc. (the "Company") provides focused disease management and comprehensive health management solutions designed to improve the health of the populations it serves while reducing the cost of medical care. The Company was incorporated in the State of Delaware on September 15, 2000. On February 5,
2001, the Company and I-trax Health Management Solutions, Inc. ("Health Management") completed a holding company reorganization. At the effective time of the reorganization, Health Management became a wholly owned subsidiary of the Company. The Company's common stock is traded on the American Stock Exchange under the symbol "DMX."

As of December 31, 2003, the Company had two wholly owned subsidiaries: Health Management, a corporation, and I-trax Health Management Solutions, LLC (formerly known as WellComm Group, LLC) ("Health Management, LLC"), a single member limited liability company. The Company formed Health Management, LLC to conduct the activities of WellComm Group, Inc., which the Company acquired on February 6, 2002, as further described in Note 4. The Company conducts its operations through Health Management and Health Management, LLC.

Effective January 3, 2003, the Company completed a 1-for-5 reverse stock split. Accordingly, all information presented in these financial statements has been adjusted retroactively to reflect this reverse stock split.

The Company entered into a merger agreement, as amended, on December 26, 2003, with Meridian Occupational Healthcare Associates, Inc, (doing business as CHD Meridian Healthcare) ("CHD Meridian"), a privately held company and a leading provider of outsourced, employer-sponsored healthcare services to Fortune 1,000 companies. The merger was consummated on March 19, 2004. (See note 19 for additional information.)

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

Loss Per Common Share

Loss per common share is computed pursuant to SFAS No. 128, "Earnings Per Share." Basic loss per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt. As of December 31, 2003 and 2002, 5,469,286 and 3,843,755, respectively, of options and warrants were excluded from the diluted loss per share computation, as their effect would be anti-dilutive.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Fair Value Disclosure At December 31, 2003

The carrying value of cash, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value because of short-term maturity. The fair value of the promissory notes and debenture payable approximates their principal amount of $1,358,808.

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

Accounts Receivable

The Company utilizes the allowance method for determining the collectibility of its accounts receivable. The allowance method recognizes bad debt expense following a review of the individual accounts outstanding in light of the surrounding facts. Accounts receivables are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay and economic trends. The Company writes off accounts receivables against the allowance when a balance is determined to be uncollectible.

Research And Development Costs

Research and development costs are expensed as incurred. For the year ended December 31, 2003, the Company did not incur any research and development costs. Such costs amounted to $410,220 for the year ended December 31, 2002.

Revenue Recognition

The Company recognizes service revenue as the services are rendered. The Company contracts with its customers to provide services based on an established monthly fee, a per-call charge or a combination of both.

The Company recognizes revenue from technology licenses in accordance with Statement of Position ("SOP") 97-2 "Software Revenue Recognition" as further modified by Statement of Position 98-9 "Modification of SOP 97-2, "Software Revenue Recognition with Respect to Certain Transactions." SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, post-contract customer support, installation and training to be allocated to each element based on the relative fair value of the elements.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Revenue Recognition (cont'd)

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

Software Development Costs

In accordance with the provisions of AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes all application development costs and expenses all preliminary project and post-implementation costs in the accompanying statement of operations.

For the year ended December 31, 2003, the Company capitalized $1,237,713 of software developed for internal use. The Company expects to start amortizing such software development costs during the first quarter of 2004.

Deferred Marketing Costs

Deferred marketing costs consist of the value of the warrant to acquire 400,000 shares of common stock issued to a customer in October 2002 in connection with a three-year joint marketing agreement. The warrant was valued at $1,360,000 utilizing the Black-Scholes pricing model. The value of the warrant is being amortized over the three-year life of the joint marketing agreement on a straight-line basis. For the years ended December 31, 2003 and 2002, $453,336 and $75,555, respectively was charged to amortization expense. The unamortized portion of the deferred marketing costs was $831,109 and is reflected on the accompanying consolidated balance sheet.

Marketing and publicity costs are expensed as incurred and totaled $1,762,567 and $773,963 for the years ended December 31, 2003 and 2002, respectively. Marketing and publicity costs for 2003 included a non- cash charge of approximately $1,414,000 in addition to the amortization of the value of the warrant referred to in the preceding paragraph.

Debt Issuance Costs

The Company recorded a total of $416,610 of debt issuance costs in connection with the sale of a 6% senior debenture in February 2002. These costs consisted of a cash payment of $130,000 and common stock and warrants valued at $286,610, which were issued to an placement agent as a finder fee. The Company amortized these costs on a straight-line basis over the two-year life of the debenture. Accordingly, for the years ended December 31, 2003 and 2002, amortization of debt issuance costs amounted to $214,555 and $187,337, respectively.

Additionally, during June 2003, in connection with the re-pricing of the warrants granted to such placement agent, the Company charged an additional $122,228 as amortization of debt issuance costs, bringing the total amortization expense for the year ended December 31, 2003 to $336,783. As of December 31, 2003, the remaining un-amortized portion of debt issuance costs amounted to $34,718.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Comprehensive Income

The Company adopted SFAS No. 130, "Accounting for Comprehensive Income." This statement establishes standards for reporting and disclosing of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company had no items of other comprehensive income for the years ended December 31, 2003 and 2002.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that chooses to change to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects that accounting for stock-based employee compensation using the fair-value-based method would have on reported net income and earnings per share and to require prominent disclosure about the entity's accounting policy decisions with respect to stock-based employees compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based compensation arrangements. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002.

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

Had the Company determined compensation expense based on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company's net loss per share would have been increased to the following pro forma amounts:




                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

                                                           2003           2002
                                                      ------------    ------------

Net loss as reported                                  $ (8,058,579)   $ (9,424,973)

Add back intrinsic value of the options issued to
employee and charged to operations                          27,942         163,200

Deduct total stock based employee compensation
expense determined under fair value based methods
for all awards                                           (2,952,90)      (2,844,90)
                                                      ------------    ------------

Pro forma net loss                                    $(10,983,543)   $(12,106,677)
                                                      ============    ============

Basic and diluted net loss per share as reported      $       (.74)   $      (1.04)

Pro forma basic and diluted net loss per share        $      (1.01)   $      (1.33)



The above pro forma disclosure may not be representative of the effects on reported net operations for future years as options vest over several years and the Company may continue to grant options to employees.

The fair market value of each option grant is estimated at the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                   Dividend yield                              0.00%
                   Expected volatility                         112%
                   Risk-free interest rate                     4%
                   Expected life                               5 year

Segment Reporting

The Company evaluates segment performance based on income from operations. Through December 31, 2003, the Company has not measured segment performance because the Company has operated in only one segment.

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, effective for the fiscal period beginning after December 15, 2003. Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. To the extent that the Company is either now or in the future required to repurchase shares of common stock, the adoption of Statement No. 150 would require the Company to classify common stock subject to redemption as a liability as of January 1, 2004, based on the latest revision. Prospectively, changes in the liability with the exception of redemptions will be included in pre-tax income.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

New Accounting Pronouncements (cont'd)

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21 ("Issue 00-21"), Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how to account for arrangements that involve delivery or performance of multiple products, services and/or rights to use assets. The adoption of Issue 00-21 is not expected to have an impact on the Company's consolidated financial position or results of operations.

The Company does not believe that any other recently issued and adopted, but not yet effective, accounting standards would have a material effect on the accompanying financial statements.


NOTE 3--OFFICE EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

Office equipment, furniture and leasehold improvements are as follows at December 31, 2003:


      Office equipment                                         $   889,720
      Furniture                                                    145,422
      Software Development Costs                                 1,237,713
      Leasehold improvements                                        50,000
                                                               ------------

      Less accumulated depreciation and amortization              (808,088)

                                                               ============
                                                               $ 1,514,767

Certain office equipment is pledged as collateral for related capital lease obligations. (See Note 8.)

Depreciation and amortization expense for the years ended December 31, 2003 and 2002 amounted to $176,903 and $216,762, respectively.


NOTE 4--ACQUISITION OF WELLCOMM GROUP

On February 6, 2002, the Company acquired all of the issued and outstanding common stock of WellComm Group, Inc. ("WellComm Group"). WellComm Group was a disease management company. As stipulated in the Merger Agreement dated January 28, 2002, as amended, the Company issued 1,488,000 shares of common stock valued at $9,746,400, granted 112,000 options valued at $733,600 to acquire common stock at a nominal exercise price and paid $2,199,136 in cash. In addition, the Company issued 16,000 shares of common stock, valued at $104,800 and charged to operations as compensation expense, to an employee for introducing the Company to WellComm Group. The aggregate acquisition price amounted to $12,679,136. The value of common stock issued and stock options granted was determined based on the average market price of common stock immediately before and after the acquisition was agreed to and announced. For accounting purposes, the effective date of the acquisition was January 31, 2002.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE 4--ACQUISITION OF WELLCOMM GROUP (cont'd)

The Company now conducts the former operations of WellComm Group through Health Management, LLC. The financial statements include the former operations of WellComm Group from February 1, 2002 forward.

The purchase price allocation was based on a formal valuation prepared by an independent appraiser. Of the total purchase price, the Company allocated $1,648,000 to non-compete covenants, $4,501,563 to customer relationships, $330,237 to net assets acquired with the remainder of $6,199,336 to goodwill. Non-compete covenants are being amortized on a straight-line basis over a four-year life and customer relationships are amortized over a three-year life.

The following table summarizes the actual fair values of the assets acquired and liabilities assumed at the acquisition date:

              Current assets                            $    651,474
              Property and equipment                         190,000
              Intangible assets                            6,149,563
              Goodwill                                     6,199,336
                                                     ----------------
              Total assets acquired                     $ 13,190,373
                                                     ================

              Current liabilities                       $    482,882
              Long term debt                                  28,355
                                                     ----------------
              Total liabilities assumed                      511,237
                                                     ----------------
              Net assets acquired                       $ 12,679,136
                                                     ================

The following pro forma results of operations of the Company give effect to the acquisition of WellComm Group as though the acquisition was consummated as of January 1, 2002.


                                                        For the year
                                                       ended December
                                                          31, 2002
                                                      -----------------

      Total revenue                                       $    4,185,689
                                                      =================

      Total expenses                                      $   13,688,289
                                                      =================

      Net loss                                            $   (9,502,600)
                                                      =================
      Pro forma net loss per share:
        Basic and Diluted                                 $        (1.03)
                                                      =================
      Weighted average number of shares outstanding:
        Basic and Diluted                                      9,220,958
                                                      =================

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE 5--GOODWILL AND INTANGIBLE ASSETS

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

There were no changes in the carrying amount of goodwill for the year ended December 31, 2003.

The components of identifiable intangible assets, which are included in the consolidated balance sheet as of December 31, 2003, are as follows:



                                                  Gross Carrying         Accumulated       Net Carrying
                                                      Amount             Amortization         Amount
                                                 -----------------    ---------------    ------------------
       Amortized intangible assets:
           Non-compete covenants                          1,648,000         (1,198,815)             449,185
           Customer relationships                         4,501,563         (3,733,139)             768,424
                                                 -----------------    ---------------    ------------------
       Total                                          $   6,149,563      $  (4,931,954)       $   1,217,609
                                                 =================    ===============    ==================



During the quarter ended December 31, 2003, the Company recorded an impairment charge of approximately $458,000 representing the unamortized portion of covenants not to compete directly attributable to the founder of WellComm Group who passed away. For the year ended December 31, 2002, the Company recorded an impairment charge amounting to $1,648,332 related to customer relationships. Total amortization expense for all the intangibles amounted to $1,072,230 for the year ended December 31, 2003. The estimated amortization expense for the years ending December 31, 2004 and 2005 is $1,095,944 and $37,185, respectively.


NOTE 6--DEPOSIT ON ACQUISITION OF PERPETUAL LICENSE

On April 25, 2003 the Company entered into a Marketing and Services Agreement with BioSignia, Inc. ("BioSignia"), whereby the Company committed to pay BioSignia certain minimum payments in return for allowing the Company to private label BioSignia's technology, products and services in connections with the Company's products and services. BioSignia provides products and services in the field of predictive modeling, health economics, epidemiology and prospective medicine. Pursuant to the agreement, the Company paid BioSignia $160,000. Subsequent to December 31, 2003, the Company and BioSignia entered into a new agreement whereby for an additional $575,000, the Company acquired a perpetual license to BioSignia's technology and products. Accordingly, as of December 31, 2003, the Company classified the $160,000 paid under the original agreement as a deposit on perpetual license.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE 7--ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2003:

                      Interest                               $ 157,280
                      Salaries                                 203,888
                                                         -------------
                          Total                              $ 361,168
                                                         =============


NOTE 8--CAPITAL LEASE OBLIGATIONS

In April 2000, the Company acquired a telephone system for $34,290 by entering into capital lease obligations with interest at approximately 10% per annum, requiring 60 monthly payments of $731, which include principal and interest. The related equipment secures the lease.

In October 2000, the Company acquired web hosting equipment for $107,288 by entering into a capital lease obligation with interest at approximately 9% per annum, requiring 36 monthly payments of $3,572, which include principal and interest. Such lease terminated during October 2003.

In July 2002, the Company acquired a new telephony system for its call center with a total cost of $107,709 by entering into a capital lease obligation with interest at approximately 8% per annum, requiring 60 monthly payments of approximately $2,278, which includes principal and interest. The related equipment secures the lease.

The future minimum lease commitments under the capital leases as of December 31, 2003 are as follows:

    For the year ending December 31:
    --------------------------------
             2004                                                  $  32,836
             2005                                                     26,257
             2006                                                     24,064
             2007                                                     14,037
                                                               -------------
             Total future payments                                    97,194
             Less amount representing interest                       (11,754)
                                                               -------------
             Present value of minimum lease payments                  85,440
             Less current portion                                     26,814
                                                               -------------
             Net long term portion                                 $  58,626
                                                               =============

At December 31, 2003 equipment under capital leases is carried at a book value of $79,424.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 9--RELATED PARTIES TRANSACTIONS


During February 2003, the Company repaid $140,000 of the $225,000 loan outstanding to a relative of the Company's Chief Operating Officer.

During February 2003, pursuant to two promissory notes, two former directors of the Company advanced $200,000 to the Company for working capital. The notes accrued interest at 8% per year and matured in February 2004.

As of June 30, 2003, the Company's Chief Executive and Operating Officers, along with a director of the Company, advanced the Company a total of $540,000 for working capital at an interest rate of 8% per year.

As of December 31, 2003, the Company repaid an aggregate of $99,622 to its Chief Executive Officer and other related parties.

During May 2003, certain stockholders of the Company contributed a total of 163,073 shares of common stock valued at $246,240 to an investor relations consultant for services rendered. Accordingly, the Company charged this amount to operations.

In June 2003, certain of the Company's officers, directors and a venture capital fund managed by the Company's Chief Executive Officer converted a total $909,421, comprised of loans and advances of $790,697 (includes $75,000 from a venture fund managed by the Company's Chief Executive Officer) and accrued interest of $118,724, into 519,667 shares of common stock at $1.75 per share. In addition, certain of the same parties assigned additional loans in the principal amount of $246,342, and accrued interest of $13,507 thereon, to an investor relations firm, which thereafter converted the assigned loans into common stock also at $1.75 per share. The price of the conversions was determined with reference to a private placement of common stock to third parties completed by the Company contemporaneously with the conversions as disclosed in Note 17 below.

In connection with the death of a senior executive officer of the Company, during 2003, the Company was entitled to receive proceeds of $500,000 from a key-person life insurance policy maintained by the Company on the life of such senior executive officer. The proceeds from the life insurance policy were pledged as security for loans made to the Company in 2002 and 2003 by the deceased senior executive officer, a former director and a key employee. Accordingly, the life insurance company was instructed to disburse such proceeds directly to the related note holders in partial satisfaction of such loans.

As of December 31, 2003, the amount due to officers and related parties amounted to $280,000, which are classified as current liabilities since they are due on demand. On March 19, 2004, the Company repaid such related party advances along with accrued interest. See Note 19.

Interest  expense  associated with related party loans and advances  amounted to
$83,761  and  $79,735  for  the  years  ended   December   31,  2003  and  2002,
respectively.

NOTE 10--CREDIT LINE

The Company, by virtue of acquiring WellComm Group, assumed a revolving line of credit that allowed the Company to borrow up to $300,108. Amounts outstanding under the line of credit incurred interest at 0.5% over the national prime rate, as reported by the Wall Street Journal, and were payable monthly. During October 2003, the Company repaid $300,000 owed on the line of credit, representing payment in full. Interest expense associated with the credit line amounted to $12,996 and $11,742 for the years ended December 31, 2003 and 2002, respectively.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002




NOTE 11--NOTES PAYABLE--OTHER

In April 2003, the Company borrowed $100,000 from a shareholder pursuant to a convertible promissory note. The note, with an eleven-month term, accrues interest at 6% per annum and a default interest rate of 12% per annum. The principal and related accrued and unpaid interest is convertible by the shareholder into common stock at anytime at $1.50 per share. As consideration for this loan, the Company also granted the shareholder a warrant to acquire 100,000 shares of common stock at an exercise price of $1.50 per share. The value assigned to the warrant of $68,000 was recorded as a discount to the promissory note using the relative fair value of the debt and the warrant to the actual proceeds from the convertible promissory note. The discount is accreted to interest expense over the term of the convertible promissory note. For the year ended December 31, 2003, the discount accreted to interest expense associated with the convertible promissory note amounted to $55,638. At December 31, 2003 the carrying value of the note amounted to $87,638 and is included in "Notes payable - other, net of discount" on the accompanying consolidated balance sheet. On March 19, 2004, the Company repaid such note payable along with accrued interest. See Note 19.

Pursuant to a promissory note dated April 10, 2003, the Company borrowed $150,000 from a shareholder with an interest rate of 12% per annum, requiring monthly payments of $25,000 plus accrued interest with a final payment due on December 31, 2003. As of December 31, 2003, the outstanding principal balance and related accrued interest was paid in full. For the year ended December 31, 2003, interest expense amounted to $7,981.

On May 29, 2003, the Company borrowed $100,000 from a shareholder. For the period the loan was outstanding, interest expense amounted to $12,000. The loan and related interest amounting to $112,000 was repaid in full on September 29, 2003.


NOTE 12--PROMISSORY NOTES PAYABLE

On March 2, 2001, the Company borrowed $692,809 from an investor group that included $75,000 from a venture capital fund managed by the Company's Chief Executive Officer. The loan bears interest at 8% per annum, with a default rate of 12% per annum, and is due on March 2, 2006. The Company also granted this investor group warrants to purchase 364,694 shares of common stock at $0.50 per share, which were exercised during the first quarter of 2002 into 340,317 shares of common stock, net of shares surrendered as exercise price. The value assigned to detachable warrants of $459,854 is accreted to interest expense over the five-year term of the underlying promissory notes.

In June 2003, as part of certain related parties converting and assigning debt as discussed in Note 9 above, the venture capital fund managed by the Company's Chief Executive Officer, with the consent of the Company, assigned the fund's loan in the principal amount of $75,000 and a portion of the accrued interest thereon amounting to $6,669 to an investment relations firm, which thereafter converted the assigned loan into common stock at $1.75 per share. The balance of the accrued interest not assigned in the amount of $6,098 was converted into 3,484 shares of common stock also at $1.75 per share. The price of the conversion was determined with reference to a private placement of common stock to third parties completed by the Company contemporaneously with the conversion as disclosed in Note 17 below.

The amount accreted to interest expense amounted to $90,708 and $90,708 for the years ended December 31, 2003 and 2002, respectively. At December 31, 2003, the carrying value of the notes amounted to $418,744 and is included in the "Promissory notes and debenture payable, net of discount" on the accompanying consolidated balance sheet. The face value of the promissory notes amounted to $617,809 at December 31, 2003.

On March 19, 2004, the Company repaid such promissory notes along with accrued interest. See note 19.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 13--CONVERTIBLE DEBENTURE

The Company funded the acquisition of WellComm Group by selling a 6% convertible senior debenture in the aggregate principal amount of $2,000,000 to Palladin Opportunity Fund LLC. Pursuant to the purchase agreement, the Company also issued Palladin a warrant to purchase an aggregate of up to 307,692 shares of common stock at an exercise price of $5.50 per share. The outstanding principal and any interest under the debenture was payable in full on or before February 3, 2004. Further, outstanding principal and any accrued interest may be converted at any time at the election of Palladin into common stock. The original conversion price of the debenture was $5.00 per share. In accordance with the terms of the debenture, the price was reset to $3.03 in February 2003 and to $1.75 in June 2003. In accordance with the terms of the warrant, the exercise price of the warrant was reset from $5.50 to $1.75 in June 2003.

The initial value assigned to the warrant of $890,272 was recorded as a discount to the debenture and is accreted to interest expense over the term of the debenture. The amount accreted to interest expense associated with the original value assigned to the warrant amounted to $343,782 and $257,650 for the years ended December 31, 2003 and 2002, respectively. As a result of resetting of the exercise price of the warrant in June 2003, the Company recorded an additional charge of $203,077 for interest expense for the additional market value of the warrant on the date of resetting. Lastly, as a result of Palladin's partial conversion of the debenture, the Company recorded $165,682 of additional interest expense for the year ended December 31, 2003. This amount represents the acceleration of the un-amortized discount of the warrant, which is attributable to the converted portion of principal.

Upon the initial sale of the debenture, the Company recorded a beneficial conversion value of $948,651. The beneficial conversion value represents the difference between the fair market value of the common stock on the date the debenture was sold (or the date the conversion price is changed) and the price at which the debt could be converted into common stock. The beneficial conversion value was increased by $682,528 as a result of the reset in June 2003. The Company recorded $802,576 and $424,113 of interest expense for the years ended December 31, 2003 and 2002, respectively, for the amortization of the beneficial conversion value of the debenture. As a result of Palladin's partial conversion of the debenture, the Company recorded $365,709 of additional interest expense for the year ended December 31, 2003. This amount represents the unamortized portion of the beneficial conversion value, which is attributable to the converted portion of principal.

The Company, pursuant to the debenture agreement, has also recorded accrued interest at the rate of 6% on the outstanding principal portion of the debenture. Interest accrued for the year ended December 31, 2003 amounted to $224,350.

For the year ended December 31, 2003, Palladin converted an aggregate of $1,483,351 of the amount due on the debenture for which the Company issued 847,629 shares of common stock.

As of December 31, 2003, the carrying value of the debenture amounted to $379,061 and is included in "Promissory notes and debenture payable, net of discount" on the accompanying consolidated balance sheet. The face value of the debenture amounted to $740,999 at December 31, 2003.

The debenture is classified as a long-term liability because, during December 2003, Palladin agreed to extend the maturity date of the debenture until February 2005. As consideration for the extension, the Company granted 50,000 warrants to acquire common stock at $1.75, which Palladin exercised on December 30, 2003. The warrants have been valued at approximately $200,000 utilizing the Black-Scholes valuation model. This amount was recorded as a discount to the debenture and is accreted to interest expense over the extension period of one year.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE 13--CONVERTIBLE DEBENTURE (cont'd)

During November and December 2003, Palladin exercised 307,692 warrants, representing the warrants granted upon the sale of the debenture during February 2002 and the 50,000 warrants granted for the extension of the maturity date of the debenture. As a result of the exercise, the Company received proceeds of $625,961.

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

For the years ended December 31, 2003 and 2002 the amortization of these debt issuance costs amounted to $336,783 and $187,337, respectively.

During the first quarter of 2004, Palladin converted the balance of the debenture payable. See Note 19.


NOTE 14--COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company is a party to various employment agreements with certain of its officers and key employees. Such employment agreements range between three to five years with annual salaries ranging from $83,000 to $200,000.

Nature of Business

The Company is subject to risks and uncertainties common to growing technology companies, including rapid technological developments, reliance on continued development and acceptance of the Internet and health care applications utilizing the Internet, intense competition and a limited operating history.

Significant Customers

Financial instruments, which may expose the Company to concentrations of credit risk, consist primarily of accounts receivable. As of December 31, 2003, one customer represented 25% of the total accounts receivable. For the year ended December 31, 2003, the Company had three unrelated customers, which accounted for 29%, 13%, and 14%, respectively, of total revenue. For the year ended December 31, 2002, the Company had two unrelated customers, which accounted for 42% and 30%, respectively of total revenue.

Office Leases

During October 1999, the Company entered into a lease agreement for its technology and product development offices. The lease was to expire on October 31, 2004 with annual rent of approximately $162,000 before annual escalations. During December 2001, the Company was successful in negotiating out of this lease by entering into an amendment\relocation lease agreement with the same landlord for materially less space. The Company entered into an eighteen-month lease requiring monthly payments of approximately $3,600. The lease expired on October 31, 2003.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 14--COMMITMENTS AND CONTINGENCIES (cont'd)

Office Leases (cont'd)

During April 2000, the Company entered into a lease agreement for its executive offices. The lease expires June 2005 and requires annual rent payments of approximately $150,000 before annual escalations.

During May 2002, the Company entered into a lease agreement for its call center located in Omaha, Nebraska. The lease expires during May 2007 with annual rent of approximately $56,000 before annual escalations.

The Company's approximate future minimum annual rental payments, including annual escalations under the non-cancelable operating leases in effect as of December 31, 2003, are as follows:

                      For the year ending December 31:
                      -------------------------------
                               2004                              $  206,000
                               2005                                 119,000
                               2006                                  56,000
                               2007                                  24,000
                                                              --------------
                                                                 $  405,000
                                                              ==============

Rent expense for the years ended December 31, 2003 and 2002 amounted to approximately $245,000 and $275,000, respectively.

Profit Sharing Plan

The Company maintains a 401(k) profit sharing plan covering qualified employees, which includes employer participation in accordance with the provisions of the Internal Revenue Code. The plan allows participants to make pretax contributions and the Company to match certain percentages of employee contributions depending on a number of factors, including the participant's length of service. The profit sharing portion of the plan is discretionary and noncontributory. All amounts contributed to the plan are deposited into a trust fund administered by an independent trustee. As of December 31, 2003, the Company has made no contributions.

Risk Sharing Contracts

The Company enters into risk sharing contracts with some customers in certain disease management arrangements. These contracts are generally for terms of three to five years and provide that a percentage of the Company's fees may be refunded to a customer if the Company does not save such customer a pre-determined percentage of the expenses incurred by individuals whose health is managed by the Company. As of December 31, 2003, the Company is not a party to any risk sharing contracts.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE 15--COSTS IN CONNECTION WITH TERMINATED ACQUISITION

On November 8, 2002, the Company entered into a merger agreement to acquire a technology company, which had developed web based predictive modeling software. Under the terms of this agreement and at the time this agreement was executed, the Company deposited $200,000 into an escrow account. This sum was to be released to the company being acquired if the Company failed to satisfy certain conditions to closing, including third party financing for the cash portion of the purchase price. As a result of not securing the financing by January 31, 2003 as stipulated in the merger agreement, the sum of $200,000 was released in the first quarter of 2003 and charged to operations as terminated acquisition cost.


NOTE 16--PROVISION FOR INCOME TAXES

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

As of December 31, 2003, the Company had deferred tax assets of approximately $9,561,000 resulting from temporary differences and net operating loss carry-forwards of approximately $25,160,000, which are available to offset future taxable income, if any, through 2018. As utilization of the net operating loss carry-forwards and temporary difference is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. Further, the Company will be limited in the amount of net operating losses it may utilize following the merger with CHD Meridian. Such limitations resulting from 50% or more change in ownership have not been determined.

The tax effects of temporary differences, loss carry-forwards and the valuation allowance that give rise to deferred income tax assets are as follows:

                                                               December 31,
                                                                   2003
                                                             ---------------
     Temporary differences:

           Fair value of warrants and common stock                $   574,000
           Net operating losses                                     8,987,000
           Less valuation allowance                                (9,561,000)
                                                             ----------------
              Deferred tax assets                                 $         0
                                                             ================

     The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2003 and 2002 is as follows:

           Federal income tax rate                                      (38.0)%
           Change in valuation allowance on
               net operating carry-forwards                              38.0
                                                             ----------------
              Effective income tax rate:                                  0.0 %
                                                             ================

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 17--STOCKHOLDERS' EQUITY

2002 Issuance of Common Stock and Warrants

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

The Company funded the acquisition of WellComm Group by selling a 6% convertible senior debenture in the aggregate principal amount of $2,000,000 to Palladin Opportunity Fund LLC. Pursuant to the purchase agreement, the Company also issued Palladin a warrant to purchase an aggregate of up to 307,692 shares of common stock at an exercise price of $5.50 per share. The original conversion price of the debenture was $5.00 per share. In accordance with the terms of the debenture, the price was reset to $3.03 in February 2003 and to $1.75 in June 2003. In accordance with the terms of the warrant, the exercise price of the warrant was reset from $5.50 to $1.75 in June 2003.

The Company valued the warrant issued to Palladin at $890,272 using the Black-Scholes pricing model, thereby allocating a portion of the proceeds from the debt to the warrant and the option using the relevant fair value of the debt and warrant to the actual proceeds from the debenture. The Company recorded $890,272 as a discount to the debenture. This amount is accreted to interest expense over the life of the debenture.

Upon the initial sale of the debenture, the Company recorded a beneficial conversion value of $948,651. The beneficial conversion value represents the difference between the fair market value of the common stock on the date the debenture was sold (or the date the conversion price is changed) and the price at which the debt could be converted into common stock.

In connection with facilitating the transaction with Palladin, the Company paid $130,000, issued 6,200 shares of common stock valued at $40,610 and granted a warrant to acquire 40,000 shares of common stock at $5.00 per share to a third party that brokered the transaction. In addition, the Company issued 16,000 shares of common stock valued at $104,800 to an employee for introducing the Company to WellComm. The Company has valued the shares at the market price on day of issuance or $145,408 and has valued the warrants utilizing the Black-Scholes option-pricing model or $246,000.

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

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE 17--STOCKHOLDERS' EQUITY (cont'd)

2002 Issuance of Common Stock and Warrants (cont'd)

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

2003 Issuance of Common Stock and Warrants

During May 2003 the Company issued an aggregate of 332,760 shares of common stock to four investor relations firms. The common stock valued at $522,708, based on the market price of the Company's common stock on the date of issuance, has been charged to operations for 2003.

During May 2003, certain shareholders of the Company contributed loans (which were thereafter converted into common stock) and 163,073 shares of common stock to an investor relations firm retained by the Company as compensation for services. The benefit that the Company has received from these contributions aggregates $246,240 based on the market price of the Company's common stock on the date of the contribution, and was charged to operations.

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

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 17--STOCKHOLDERS' EQUITY  (cont'd)

2003 Issuance of Common Stock and Warrants (cont'd)

During June 2003, the Company issued 69,711 shares of common stock in connection with the conversion of deferred salaries amounting to $121,997 based on the market price of the Company's common stock on the date of issuance.

During August 2003, the Company commenced a private placement whereby it offered as a unit, two shares of common stock and a warrant to purchase an additional share of common stock exercisable at $3.00 (the market price on the Company's common stock on the date the Company commenced the private placement) for a unit purchase price of $5. The maximum amount offered was $3,500,000. Through October 31, 2003, the end of the private placement, the Company has issued a total of 1,400,000 shares of common stock and granted warrants to purchase 700,000 additional shares under this private placement. The Company has realized net proceeds of $3,037,894 after expenses as of December 31, 2003.

Pursuant to the terms of the registration rights agreement entered in connection with the transaction, within 30 days of the closing of the private placement, the Company was required to file with the Securities and Exchange Commission (the "SEC") a registration statement under the Securities Act of 1933, as amended, covering the resale of all the common stock purchased and the common stock underlying the warrants. Additionally, within 90 days of closing, the Company was required to use its best efforts to cause such registration statement to become effective. The registration rights agreement further provided that if a registration statement is not filed, or does not become effective, within the defined time periods, then in addition to any other rights the holders may have, the Company would be required to pay each holder an amount in cash, as liquidated damages, equal to 1.5% per month of the aggregate purchase price paid by such holders. The registration statement was filed within the allowed time, and was declared effective by the SEC on February 17, 2004.

In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock," and the terms of the warrants and the transaction documents, the fair value of the warrants amounted to $2,458,800 on date of grant. The warrants were accounted for as a liability, with an offsetting reduction to additional paid-in capital received in the private placement. The warrant liability will be reclassified to equity as of February 17, 2004, the effective date of the registration statement, evidencing the non-impact of these adjustments on the Company's financial position and business operations.

The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 4%; the contractual life of 5 years and volatility of 112%. The fair value of the warrants at December 31, 2003 was estimated to be approximately $2,760,000, which reflects an increase in fair value of $301,305 from the time the warrants were granted. This amount has been charged to operations as an increase in common stock warrants. The fair value of the warrants increased additionally by approximately $350,000 from December 31, 2003 to February 17, 2004. Accordingly, such increase will be charged in the statement of operations for the quarter ended March 31, 2004 as an increase in common stock warrants.

The adjustments required by EITF 00-19 were triggered by the terms of the private placement agreement, specifically the potential penalties if the Company did not timely register the common stock underlying the warrants issued in the transaction. The SEC declared the related registration statement effective within the contractual deadline and the Company incurred no penalties. The adjustments for EITF 00-19 had no impact on the Company's working capital, liquidity, or business operations.

For the year ended December 31, 2003, Palladin converted an aggregate of $1,483,351 of its debenture into 847,629 shares of the Company's common stock.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002




NOTE 17--STOCKHOLDERS' EQUITY  (cont'd)

2003 Issuance of Common Stock and Warrants

During 2003, the Company granted fully vested, non-forfeitable warrants to purchase 375,000 shares of common stock with exercise prices of $1.50 and $1.76 (based on market value at the date of issuance) to certain individuals and one institution for investor relations services pursuant to various consulting agreements expiring in May and June 2004. The value of such warrants, utilizing the Black-Scholes model amounted to $649,448.

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

In April 2003, the Company borrowed $100,000 from a shareholder pursuant to a convertible promissory note. The note, with an eleven-month term, accrues interest at 6% per annum and a default interest rate of 12% per annum. The principal and related accrued and unpaid interest is convertible by the shareholder into common stock at anytime at $1.50 per share. As consideration for this loan, the Company also granted the shareholder a warrant to acquire 100,000 shares of common stock at an exercise price of $1.50 per share. The value assigned to the warrant of $68,000 was recorded as a discount to the promissory note using the relevant fair value of the debt and the warrant to the actual proceeds from the convertible promissory note.

During December 2003, Palladin agreed to extend the maturity date of the Debenture until February 2005, in exchange for which, the Company granted an additional 50,000 warrants with an exercise price of $1.75. The warrants have been valued at approximately $200,000 utilizing the Black-Scholes valuation model. This amount, also recorded as a discount to the debenture, is accreted to interest expense over the extension period of one year.

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

During the last quarter of the year, the Company received an aggregate of $968,769 (net of financing costs) from the exercise of warrants from various holders.


                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE 17--STOCKHOLDERS' EQUITY  (cont'd)

2003 Issuance of Common Stock and Warrants  (cont'd)

The following table summarizes the Company's activity as it relates to its warrants for the year ended December 31, 2003:

                                                                              Shares
                                                                        ------------------

            Balance outstanding at January 1, 2003                               2,132,953
            Quarter ended March 31, 2003:
                     Granted                                                            --
                     Exercised                                                          --
                                                                        ------------------
            Balance outstanding at March 31, 2003                                2,132,953
                                                                        ------------------
            Quarter ended June 30, 2003:
                     Granted                                                       999,285
                     Exercised                                                          --
                                                                        ------------------
            Balance outstanding at June 30, 2003                                 3,132,238
                                                                        ------------------
            Quarter ended September 30, 2003:
                     Granted                                                       320,000
                     Exercised
                                                                        ------------------
            Balance outstanding at September 30, 2003                            3,452,238
                                                                        ------------------

            Quarter ended December 31, 2003:
                     Granted                                                       620,000
                     Exercised                                                    (720,866)
                                                                        ------------------
            Balance outstanding at December 31, 2003                             3,351,372
                                                                        ==================



Outstanding warrants are exercisable at prices ranging from $.75 to $5.50.

NOTE 18--STOCK OPTIONS

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

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE 18--STOCK OPTIONS  (cont'd)

Equity Compensation Plans and Non-Plan Stock Options  (cont'd)

Originally, there were 600,000 shares of common stock authorized for issuance under the 2000 plan and 1,200,000 shares of common stock authorized for issuance under the 2001 plan. The number of shares authorized for issuance under the 2001 plan increases automatically on the first day of each year beginning with the year 2002 by an amount equal to the lesser of (a) three percent of the shares of common stock then outstanding or (b) 200,000 shares. As a result, effective January 1, 2003, the number of shares of common stock available for issuance under the 2001 plan increased from 1,200,000 to 1,400,000.

The maximum aggregate number of shares of common stock that can be granted to any individual during any calendar year is 70,000 under the 2000 plan and 80,000 and under the 2001 plan.

         2000 Plan Grants

As of December 31, 2003, an aggregate of 226,500 options were outstanding under the 2000 plan. Exercise prices of these options range from $5.00 to $10.00 per share (depending on the fair market value of the stock on the date of grant).

         2001 Plan Grants

As of December 31, 2003, an aggregate of 1,222,414 options were outstanding under the 2001 plan. Exercise prices of these options range from $1.77 to $7.50 (depending on fair market value of the stock on the date of grant).

         Non-Plan Stock Option Grants

As of December 31, 2003, the Company had outstanding an aggregate of 669,000 options outside of any stock option plan with exercise prices ranging from $.01 to $10.00 per share (depending on fair market value of the stock on the date of grant).

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 18--STOCK OPTIONS  (cont'd)

Equity Compensation Plans and Non-Plan Stock Options  (cont'd)

The table below summaries the activity in the Company's stock option plans for the years ended December 31, 2002 and 2003:



                             Non-Qualified Non-Plan
                             Incentive Options        Options          Non-Qualified           Total
                                                                          Options
   ------------------------ -------------------- ------------------- ------------------- -------------------
   Outstanding as of
   January 1, 2002                      463,500             527,371             209,000           1,199,871
   Granted                              342,878              95,700             230,000             668,578
   Exercised                                 --             (2,727)                  --             (2,727)
   Forfeited/Expired                   (70,549)            (84,371)                  --           (154,920)
                            -------------------- ------------------- ------------------- -------------------
   Outstanding as of
   December 31, 2002                    735,829             535,973             439,000           1,710,802
   Granted                              288,000             340,000             300,000             928,000
   Exercised                                 --                  --                  --                  --
   Forfeited/Expired                  (370,888)            (80,000)            (70,000)           (520,888)
                            -------------------- ------------------- ------------------- -------------------
   Outstanding as of
   December 31, 2003                    652,941             795,973             669,000           2,117,914
                            ==================== =================== =================== ===================
   Vesting Dates:
         December 31, 2004              172,045             200,998             177,496             550,539
         December 31, 2005              112,248              82,665             101,665             296,578
         December 31, 2006               75,089              50,004              75,006             200,099
         December 31, 2007                   --                  --                  --                  --
         December 31, 2008                   --                  --              20,000              20,000
                Thereafter                   --                  --                  --                  --



As of December 31, 2003, there were outstanding an aggregate of 1,050,698 of exercisable plan and non-plan options with exercise prices ranging from $.01 to $10.00.

The weighted average fair value of options granted during the year ended December 31, 2003 amounted to $2.90.

For the year ended December 31, 2003 and 2002, the Company recorded $27,942 and $163,000, respectively, of compensation in connection with granting of options.

NOTE 19--SUBSEQUENT EVENTS

Acquisition of CHD Meridian (unaudited)

The Company entered into a merger agreement, as amended, on December 26, 2003, with CHD Meridian, a privately held company and a leading provider of outsourced, employer-sponsored healthcare services to Fortune 1,000 companies. The merger was consummated on March 19, 2004.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 19--SUBSEQUENT EVENTS  (cont'd)

Acquisition of CHD Meridian (unaudited)  (cont'd)

Pursuant to the merger agreement, the Company issued 10,000,000 shares of common stock, 400,000 shares of convertible preferred stock and paid approximately $25,508,000 to the CHD Meridian stockholders. The CHD Meridian stockholders will also receive additional shares of the Company's common stock if CHD Meridian's continuing operations following the closing of the merger as a subsidiary of the Company, achieves certain calendar 2004 milestones for earnings before interest, taxes, depreciation and amortization (or EBITDA). If EBITDA equals or exceeds $8,100,000, the number of such additional common shares payable will be 3,473,280; the number of such shares increases proportionately up to a maximum of 3,859,200 additional I-trax common shares if EBITDA equals or exceeds
$9,000,000. Immediately following the closing of the merger, the Company redeemed from former CHD Meridian stockholders that participated in the merger, pro rata, an aggregate of 200,000 shares of convertible preferred stock at their original issue price of $25 per share. Additionally, the Company has committed to file a registration statement with the SEC registering the shares issued in the merger.

The Company funded the cash portion of the merger consideration by (1) selling 1,000,000 shares of convertible preferred stock at $25 per share with each preferred share convertible into 10 shares of common stock at a price of $2.50 per share, for gross proceeds of $25,000,000, and (2) drawing $12,000,000 under a new $20,000,000 senior secured credit facility with a national lender. The credit facility expires on April 1, 2007. The credit facility has a $6,000,000 term loan commitment with a $14,000,000 revolving credit commitment, which is reduced by letters of credit, which currently amount to $3,250,000. The credit facility is secured by substantially all of the Company's assets.

The acquisition, which is estimated to amount to approximately $94,988,000 as of March 19, 2004, the date of acquisition, is accounted for as a purchase. As such, the purchase price will be allocated to the estimated fair values of the assets acquired and liabilities assumed. The Company will be obtaining third-party valuations of certain intangible assets.

The following unaudited pro forma results of operations of the Company give effect to the acquisition of CHD Meridian as though the transaction had occurred on January 1, 2002.

                                         Year ended       Year ended
                                        December 31,     December 31,
                                            2003             2002
                                      -------------    --------------
Sales                                 $ 121,965,000    $ 111,055,000
Expenses                                129,180,000      122,820,000
                                      -------------    -------------
Net loss                              $  (7,215,000)   $ (11,765,000)
                                      =============    =============
Less: Dividends applicable to         $        --      $  23,700,000
  Preferred Stockholders
                                      -------------    -------------
Net loss applicable to common stock   $  (7,215,000)   $ (35,465,000)
                                      =============    =============
Loss per share
  Basic and Diluted                   $        (.20)   $       (1.06)
                                      =============    =============
Weighted average shares outstanding
  Basic and Diluted                      35,405,000       33,597,000
                                      =============    =============

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 19--SUBSEQUENT EVENTS  (cont'd)

Repayments of related party loans and advances and promissory notes

In connection with obtaining a credit line facility for the funding of the CHD Meridian merger, the Company was required to repay all related party loans and advances and any other outstanding loans immediately prior to closing. Accordingly, contemporaneously with the closing of the merger, the Company repaid an aggregate of $1,233,932 of which $289,897 was for related party debts and accrued interest and $944,035 was for principal and accrued interest (through March 19, 2004) pursuant to various promissory notes.

Conversion of Debenture Payable

During the first quarter of 2004, Palladin converted the remaining balance of the debenture payable. Accordingly, the Company issued 427,106 shares of common stock.

Conversion of Note Payable

Effective March 19, 2004, the Company issued 70,533 shares of common stock in connection with the conversion of a note payable, and interest accrued thereunder, issued to a stockholder.

Consolidated Financial Statements

Meridian Occupational Healthcare Associates, Inc. and Subsidiaries
(d/b/a CHD Meridian Healthcare)
Years ended December 31, 2003, 2002 and 2001 with Report of Independent Auditors

                Meridian Occupational Healthcare Associates, Inc.
                and Subsidiaries (d/b/a CHD Meridian Healthcare)

                        Consolidated Financial Statements

                  Years ended December 31, 2003, 2002 and 2001


                                    Contents

Report of Independent Auditors...............................................64

Consolidated Financial Statements

Consolidated Balance Sheets..................................................65
Consolidated Statements of Operations........................................66
Consolidated Statements of Stockholders' Equity..............................67
Consolidated Statements of Cash Flows........................................68
Notes to Consolidated Financial Statements...................................69

                         Report of Independent Auditors


The Board of Directors
CHD Meridian Healthcare

We have audited the accompanying consolidated balance sheets of Meridian Occupational Healthcare Associates, Inc. and subsidiaries (d/b/a CHD Meridian
Healthcare), a Delaware corporation, as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meridian Occupational Healthcare Associates, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

As discussed in Note 4, effective January 1, 2001, the Company changed its method of accounting for discontinued operations.


Ernst & Young, LLP
Nashville, Tennessee
February 24, 2004



                Meridian Occupational Healthcare Associates, Inc.
                and Subsidiaries (d/b/a CHD Meridian Healthcare)

                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                           December 31
                                                                                      2003             2002
                                                                                -----------------------------------
 Assets
 Current assets:
    Cash and cash equivalents                                                       $   11,299       $    7,621
    Accounts receivable, less allowance for doubtful accounts
      of $601 and $639, at December 31, 2003 and 2002, respectively                     17,167           14,373
    Income tax receivable                                                                  153              529
    Other current assets                                                                 1,849            1,069
                                                                                -----------------------------------
 Total current assets                                                                   30,468           23,592

 Property and equipment, net                                                             2,880            3,063

 Goodwill                                                                                8,181            8,181
 Customer lists, net                                                                     7,101            7,645
 Other intangible assets, net                                                               70                -
 Other long-term assets                                                                     36               36
                                                                                -----------------------------------
 Total assets                                                                       $   48,736       $   42,517
                                                                                ===================================

 Liabilities and stockholders' equity
 Current liabilities:
    Accounts payable                                                                $    5,955       $    5,796
    Accrued employee benefits                                                            4,088            3,496
    Deferred revenue                                                                       951            1,644
    Net liabilities of discontinued operations                                           1,299            1,299
    Other accrued liabilities                                                            6,287            4,066
                                                                                -----------------------------------
 Total current liabilities                                                              18,580           16,301

 Other long-term liabilities                                                             2,548            2,896

 Stockholders' equity:
    Preferred stock, no par value, authorized 153,500 shares, no shares
      issued and outstanding at December 31, 2003 and 2002                                   -                -
    Common stock, $0.001 par value; authorized 250,000 shares, 220,015 shares issued and outstanding at December 31, 2003, and 208,415 shares
      issued and outstanding at December 31, 2002                                            -                -
    Additional paid-in capital                                                          68,605           66,944
    Notes due from stockholders                                                         (1,682)               -
          Accumulated deficit                                                          (39,315)         (43,624)
                                                                                -----------------------------------
 Total stockholders' equity                                                             27,608           23,320
                                                                                -----------------------------------
 Total liabilities and stockholders' equity                                         $   48,736       $   42,517
                                                                                ===================================

See accompanying notes to consolidated financial statements.





                Meridian Occupational Healthcare Associates, Inc.
                and Subsidiaries (d/b/a CHD Meridian Healthcare)

                      Consolidated Statements of Operations
                                 (in thousands)


                                                                              Year ended December 31
                                                                     2003             2002              2001
                                                               -----------------------------------------------------

 Net revenues                                                    $   117,777      $    107,124      $    100,411

 Costs and expenses:
     Operating expenses                                               96,750            88,858            82,950
     General and administrative expenses                              15,005            14,275            14,057
     Depreciation and amortization                                     1,461             1,854             2,117
                                                               -----------------------------------------------------
 Total costs and expenses                                            113,216           104,987            99,124
                                                               -----------------------------------------------------

 Operating income                                                      4,561             2,137             1,287

 Other (income) expense:
     Interest, net                                                       (87)             (124)              255
                                                               -----------------------------------------------------
 Total other (income) expense                                            (87)             (124)              255
                                                               -----------------------------------------------------

 Income from continuing operations before income taxes                 4,648             2,261             1,032

 Provision for income taxes                                              339               337               139
                                                               -----------------------------------------------------

 Income from continuing operations                                     4,309             1,924               893

 Gain on discontinued operations, net of income taxes of $80               -                 -               527
 Loss on disposal of discontinued operations, net of income
     tax benefit of $506                                                   -                 -            (3,128)
                                                               -----------------------------------------------------
 Net income (loss)                                               $     4,309      $      1,924      $     (1,708)
                                                               =====================================================

See accompanying notes to consolidated financial statements.





                Meridian Occupational Healthcare Associates, Inc.
                and Subsidiaries (d/b/a CHD Meridian Healthcare)

                 Consolidated Statements of Stockholders' Equity
                        (in thousands, except share data)




                                   Common Stock  Preferred Stock  Notes due   Additional               Total
                               ---------------------------------    from      Paid-in  Accumulated Stockholders'
                                 Shares    Amount Shares Amount Stockholders   Capital    Deficit     Equity
                               --------    ----    ----   ----   --------    --------    --------    --------
Balance at December 31, 2000    208,415    $--       --   $--    $   --      $ 66,944    $(43,840)   $ 23,104
Net loss                           --       --       --    --        --          --        (1,708)     (1,708)
                               --------    ----    ----   ----   --------    --------    --------    --------
Balance at December 31, 2001    208,415     --       --    --        --        66,944     (45,548)     21,396
Net income                         --       --       --    --        --          --         1,924       1,924
                               --------    ----    ----   ----   --------    --------    --------    --------
Balance at December 31, 2002    208,415     --       --    --        --        66,944     (43,624)     23,320
Repurchase of common stock         (700)    --       --    --        --          (111)       --          (111)
Exercise of stock options        12,300     --       --    --      (1,682)      1,772        --            90
Net income                         --       --       --    --        --          --         4,309       4,309
                               --------    ----    ----   ----   --------    --------    --------    --------
Balance at December 31, 2003    220,015    $--       --   $--    $ (1,682)   $ 68,605    $(39,315)   $ 27,608
                               ========    ====    ====   ====   ========    ========    ========    ========


See accompanying notes to consolidated financial statements.




                Meridian Occupational Healthcare Associates, Inc.
                and Subsidiaries (d/b/a CHD Meridian Healthcare)

                      Consolidated Statements of Cash Flows
                        (in thousands, except share data)

                                                                                 Year ended December 31
                                                                         2003            2002             2001
                                                                    --------------------------------------------------
 Operating activities
 Net income from continuing operations                                  $   4,309        $ 1,924          $   893
 Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
    Depreciation and amortization                                           1,462          1,854            2,117
    Loss on disposal of fixed assets                                            -             72                -
    Changes in operating assets and liabilities, net of effects of acquisitions:
        Accounts receivable                                                (2,794)          (778)           2,955
        Other current assets                                                 (780)          (585)            (581)
        Accounts payable                                                      159            (17)            (466)
        Income taxes receivable (payable)                                     376            120             (270)
        Deferred revenue                                                     (693)          (800)           1,103
        Other accruals and liabilities                                      2,813          1,195            1,377
        Other long-term liabilities                                          (348)           171              521
                                                                    --------------------------------------------------
 Net cash provided by operating activities                                  4,504          3,156            7,649
                                                                    --------------------------------------------------

 Investing activities
 Purchase of property and equipment                                          (735)        (1,170)          (1,266)
 Proceeds from sale of fixed assets                                             -            172                -
 Increase in intangible assets                                                (70)             -                -
 Cash paid for acquisitions                                                     -              -              (43)
                                                                    --------------------------------------------------
 Net cash used in investing activities                                       (805)          (998)          (1,309)
                                                                    --------------------------------------------------

 Financing activities
 Payments under line of credit, net                                             -              -           (6,030)
 Payments on debt and capital lease obligations                                 -              -              (22)
 Issuance of common stock                                                      90              -                -
 Repurchase of common stock                                                  (111)             -                -
                                                                    --------------------------------------------------
 Net cash used in financing activities                                        (21)             -           (6,052)
                                                                    --------------------------------------------------

 Discontinued operations
 Cash flows of discontinued operations                                          -          2,308              959
                                                                    --------------------------------------------------
 Net cash provided by discontinued operations                                   -          2,308              959
                                                                    --------------------------------------------------

 Net change in cash and cash equivalents                                    3,678          4,466            1,247
 Cash and cash equivalents at beginning of year                             7,621          3,155            1,908
                                                                    --------------------------------------------------
 Cash and cash equivalents at end of year                               $  11,299       $  7,621          $ 3,155
                                                                    ==================================================

 Supplemental cash flow information:
    Cash paid for interest                                              $       -       $      -          $   350
                                                                    ==================================================
    Cash paid for income taxes                                          $     339       $    217          $ 1,392
                                                                    ==================================================


See accompanying notes to consolidated financial statements.


                Meridian Occupational Healthcare Associates, Inc.
                and Subsidiaries (d/b/a CHD Meridian Healthcare)

                   Notes to Consolidated Financial Statements

                                December 31, 2003

1. Reporting Entity and Principles of Consolidation

Reporting Entity

Effective January 1, 2000, Meridian Occupational Healthcare Associates, Inc. ("Meridian") acquired Corporate Health Dimensions, based in Latham, New York. In conjunction with the acquisition, Meridian began doing business as CHD Meridian Healthcare ("CHD Meridian"), also referred to herein as the "Company".

CHD Meridian Healthcare is the nation's largest provider of outsourced health care services to the employer-sponsored market. The Company's model allows employers to contract directly for a wide range of health care services on behalf of employees, dependents, and retirees that are delivered through facilities located at or near the work site. CHD Meridian develops and manages custom designed facilities that address the pharmacy, primary care, occupational health, and corporate health demands of its clients. CHD Meridian currently provides employer-sponsored services to 90 clients at 160 locations in 31 states.

Physician services are provided at CHD Meridian's locations under management agreements with affiliated physician associations (the Physician Groups), which are organized professional corporations that hire licensed physicians who provide medical services.

Pursuant to the service agreements, the Physician Groups provide all medical aspects of CHD Meridian's services, including the development of professional standards, policies, and procedures for a fee. CHD Meridian provides a wide array of business services to the Physician Group, including administrative services, support personnel, facilities, marketing, and non-medical services in exchange for a management fee.

Principles of Consolidation

The consolidated financial statements include accounts of Meridian Occupational Healthcare Associates, Inc., its wholly owned subsidiaries, and the Physician Groups. The financial statements of the Physician Groups are consolidated with CHD Meridian in accordance with the nominee shareholder model of EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements". CHD Meridian has unilateral control over the assets and operations of the Physician Groups. Consolidation of the Physician Groups with CHD Meridian is necessary to present fairly the financial position and results of operations of CHD Meridian. Control of the Physician Groups is perpetual and other than temporary because of the

                Meridian Occupational Healthcare Associates, Inc.
                and Subsidiaries (d/b/a CHD Meridian Healthcare)

             Notes to Consolidated Financial Statements (continued)



1. Reporting Entity and Principles of Consolidation (continued)

Principles of Consolidation (continued)

nominee shareholder model and the management agreements between the entities. The net tangible assets of the Physician Groups were not material at December 31, 2003 and 2002. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Revenue Recognition and Accounts Receivable

Revenue is recorded at estimated net amounts to be received from employers for services rendered. The allowance for doubtful accounts represents management's estimate of potential credit issues associated with amounts due from employers.

The Company records pass-through pharmaceutical purchases on either a gross or a net revenue basis dependent upon specific contractual language and obligations in accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

Cash received by the Company prior to the performance of services is reflected as deferred revenue on the balance sheet.

Concentration of Credit Risks

The Company's credit risks primarily relate to cash and cash equivalents and accounts receivable. Cash and cash equivalents are primarily held in bank accounts, whose balances may exceed federally-insured limits from time-to-time. Accounts receivable consist primarily of amounts due from corporate customers. The Company continually reviews collectibility of its accounts receivable and maintains allowances for doubtful accounts.

The Company had one customer in 2003, 2002 and 2001 that accounted for 11%, 11% and 11% of total revenue, respectively.

                Meridian Occupational Healthcare Associates, Inc.
                and Subsidiaries (d/b/a CHD Meridian Healthcare)

             Notes to Consolidated Financial Statements (continued)


2. Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated on the basis of cost. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives:

                                             Years
                                             -----------------------------
Furniture and equipment                      5-7
Leasehold improvements                       Remaining life of the lease

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over fair value of net tangible assets acquired. Through December 31, 2001, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally forty years. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Effective January 1, 2002, the amortization of all goodwill was discontinued upon the adoption of Statement
142. This statement prohibits the amortization of goodwill and other indefinite lived intangible assets over a set period, rather these assets must be tested for impairment at least annually using a fair value method. The Company performed a transitional goodwill impairment test, noting no impairment. Impairment is measured at the reporting unit level using a discounted cash flows model to determine the fair value of the reporting units.

The Company will perform a goodwill impairment test whenever events or changes in facts or circumstances indicate that impairment may exist, or at least annually during the fourth quarter each year.

                Meridian Occupational Healthcare Associates, Inc.
                and Subsidiaries (d/b/a CHD Meridian Healthcare)

             Notes to Consolidated Financial Statements (continued)


2. Summary of Significant Accounting Policies (continued)

Other intangible assets represent customer lists, which are amortized on a straight-line basis over the expected periods to be benefited, generally 16 years. The Company evaluates impairment of its customer lists through SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"), as discussed below.

Long-Lived Assets

The Company adopted Statement 144 on September 1, 2001. Statement 144 supersedes
Statement  121  and  addresses  financial   accounting  and  reporting  for  the
impairment of long-lived assets and for long-lived assets to be disposed of.

Management evaluates the carrying value of long-lived assets, including property and equipment in accordance with Statement 144. Statement 144 requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use is present. If this review indicates that such long-lived assets will not be recoverable based on undiscounted cash flows of the related assets, the Company would record an impairment charge, representing the difference between carrying value and fair value (generally determined based on discounted cash flows). Other than as described in Note 4, management has determined that there was no impairment of long-lived assets at December 31, 2003 and 2002.

Stock Option Plan

The Company, from time to time, grants stock options for a fixed number of common shares to employees and directors. The Company applies the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25") "Accounting for Stock Issued to Employees," and related interpretations in accounting for its options. As such, compensation expense would generally be recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price.

                Meridian Occupational Healthcare Associates, Inc.
                and Subsidiaries (d/b/a CHD Meridian Healthcare)

             Notes to Consolidated Financial Statements (continued)


2. Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Estimated Medical Professional Liability Claims

The Company is insured for medical professional liability claims on a claims-made basis through commercial insurance policies. It is the Company's policy that provision for estimated medical professional liability costs be made for asserted and unasserted claims based on actuarially projected estimates, based on historical loss payment patterns. Provision for such professional liability claims includes estimates of the ultimate costs of such claims. The Company evaluates the financial condition of its insurers and reinsurers and monitors its credit risk related to insolvencies. At December 31, 2003, certain of the Company's policy years were insured by two companies who are either insolvent or under regulatory supervision. The Company's provision for losses from professional liability claims assumes these policy years to be self-insured. The Company's estimated liability for its self-insured retention related to medical professional claims was $3,253,784 and $3,098,000 at December 31, 2003 and 2002, respectively.

                Meridian Occupational Healthcare Associates, Inc.
                and Subsidiaries (d/b/a CHD Meridian Healthcare)

             Notes to Consolidated Financial Statements (continued)


2. Summary of Significant Accounting Policies (continued)

Disclosure About Fair Value of Financial Instruments

The fair value of the Company's cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses approximate carrying amounts because of the short maturity of those instruments.

The fair value of the Company's debt instruments is estimated based on the current rates offered to the Company for similar instruments of the same maturities and approximates the carrying amounts.

Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation. Such reclassifications had no effect on the net results of operations as previously reported.

Business Segment

The Company operates in a single reportable business segment.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities, or is entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest.

                Meridian Occupational Healthcare Associates, Inc.
                and Subsidiaries (d/b/a CHD Meridian Healthcare)

             Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

On December 24, 2003, the FASB issued a revision of FIN 46 that replaced the original interpretation and codified proposed modifications and other decisions previously issued through certain FASB Staff Positions including the deferral of the effective date of applying FIN 46 to certain variable interests. The revised FIN 46 requires the Company to apply the provisions of FIN 46 immediately to any special purpose entities and to any variable interest entities created after January 31, 2003. Application of the provisions will be required for all other variable interest entities in financial statements for periods ending after March 15, 2004. The Company does not anticipate any effect on its consolidated financial position or operating results resulting from the application of FIN 46.

3.  Business Combinations

On December 26, 2003, the Company signed a definitive merger agreement with I-trax, Inc. (Amex: DMX), a Philadelphia, Pennsylvania, based health management solutions company. The transaction is valued at approximately $80 million based on the closing share price of I-trax common stock on Friday, December 26, 2003.

Under the terms of the agreement, I-trax will acquire all of the outstanding shares of CHD Meridian in exchange for $35 million in cash, 10 million shares of I-trax common stock and $10 million of I-trax Series A preferred stock. CHD Meridian stockholders could receive an additional 4 million shares of I-trax common stock ("earn out shares") depending upon the operating results of CHD Meridian for calendar year 2004. Subsequent to closing, CHD Meridian will operate as a wholly-owned subsidiary of I-trax. The transaction is expected to close by April 30, 2004, but is subject to gaining stockholders' approval from both companies, obtaining certain regulatory approvals and satisfying other material conditions.

The merger will create one of the largest providers of integrated corporate healthcare management solutions in the U.S. The merged company will offer employers an opportunity not only to manage the healthcare of employees who use on-site facilities, but also to provide an integrated, comprehensive health management program for a customer's entire employee base.

                Meridian Occupational Healthcare Associates, Inc.
                and Subsidiaries (d/b/a CHD Meridian Healthcare)

             Notes to Consolidated Financial Statements (continued)


3.  Business Combinations (continued)

The merged company will offer customers a single vendor for primary care, pharmacy, occupational health, as well as disease management and health interventions. These solutions help to increase productivity, reduce absenteeism, and improve health status of both active employees and retirees and reduce overall healthcare costs.

4. Discontinued Operations

During 2001, the Company was notified of the cancellation of two government contracts, located in Fairfax, VA and Woodbridge, VA. The cancellation of these contracts met the requisite requirements to be accounted for as discontinued operations under Statement 144 because of the distinct financial information of the component entities that was available and reviewed by management. In accordance with Statement 144, the gain on discontinued operations of these two contracts of $607,000 for the year ended December 31, 2001 was reclassified and reflected separately in the accompanying Consolidated Statements of Operations. In accordance with Statement 144, the Company recorded a loss on disposal of the discontinued operations of $3,716,000 for the year ended December 31, 2001, which consisted predominantly of the write-down of the equipment and intangible assets. Any remaining gains or losses on the discontinued operations will be recorded in the period incurred, in accordance with the requirements of
Statement 144. At December 31, 2003 and 2002, the net liabilities of discontinued operations consisted of contract staffing accruals of $1,299,000. The contract staffing accruals represent management's estimate of the Company's obligations related to the government's right to audit the contract terms and conditions.

The Company divested of its 11 freestanding occupational healthcare clinics located in Northern California (California Operations) during 1998. The sale of the California Operations was accounted for as discontinued operations in the accompanying consolidated financial statements. During 2001, a final lease expired, resulting in a gain on disposal of discontinued operations of $82,000. There was no impact to the financial statements related to the California Operations during 2003 or 2002.

                Meridian Occupational Healthcare Associates, Inc.
                and Subsidiaries (d/b/a CHD Meridian Healthcare)

             Notes to Consolidated Financial Statements (continued)


5. Property and Equipment

Property and equipment consist of the following (in thousands):


                                                                        December 31
                                                                  2003               2002
                                                           --------------------------------------

 Furniture and equipment                                       $     6,823        $     6,089
 Leasehold improvements                                                181                180
                                                           --------------------------------------
                                                                     7,004              6,269
 Less accumulated depreciation                                      (4,124)            (3,206)
                                                           --------------------------------------
                                                               $     2,880        $     3,063
                                                           ======================================




Depreciation expense was $918,000, $1,105,000 and $1,083,000 for the years ended
December 31, 2003, 2002 and 2001, respectively.

6. Goodwill and Other Intangible Assets

In accordance with Statement 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income (loss) to the pro forma amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows (in thousands):


                                                                         Year ended December 31
                                                                 2003              2002             2001
                                                           ------------------ ---------------- ----------------

Reported net income (loss)                                      $  4,309         $  1,924        $  (1,708)
Add:  goodwill amortization                                            -                -              200
                                                           ------------------ ---------------- ----------------
Pro forma adjusted net income (loss)                            $  4,309         $  1,924        $  (1,508)
                                                           ================== ================ ================

                Meridian Occupational Healthcare Associates, Inc.
                and Subsidiaries (d/b/a CHD Meridian Healthcare)

             Notes to Consolidated Financial Statements (continued)


6. Goodwill and Other Intangible Assets (continued)

The Company's separately identifiable intangible assets, which consists of customer lists and non-compete agreements, are as follows (in thousands):




                                                                      December 31
                                                                 2003              2002
                                                           ------------------ ----------------

Amortized intangible assets:
Carrying amount                                               $   10,761         $   10,691
Accumulated amortization                                          (3,590)            (3,046)
                                                           ------------------ ----------------
Net                                                           $    7,171         $    7,645
                                                           ================== ================


Amortization expense for the year ended December 31, 2003 was $544,000. Estimated amortization expense for each of the succeeding five fiscal years is as follows:

Year ending December 31
    2004                                                             610,000
    2005                                                             610,000
    2006                                                             610,000
    2007                                                             610,000
    2008                                                             610,000

                Meridian Occupational Healthcare Associates, Inc.
                and Subsidiaries (d/b/a CHD Meridian Healthcare)

             Notes to Consolidated Financial Statements (continued)

7. Long-Term Debt

Effective May 15, 2000, the Company obtained a permanent $7.5 million credit facility from Bank of America, which expired on November 15, 2002. Effective November 15, 2002, the Company amended the permanent $7.5 million credit facility from Bank of America. The permanent credit facility was reduced to $6.5 million and extended to November 15, 2005. The credit facility has a $3.25 million letter of credit portion with the remainder being a term loan revolver.

The credit facility is secured by substantially all of the Company's assets. At no time may the borrowings on the credit facility exceed 75% of the Company's assets. Borrowings, at the Company's election, may be either base rate loans or LIBOR loans. Base rate loans bear interest at the federal funds rate plus 5% per annum. The LIBOR loans bear interest at the LIBOR rate plus a range of 1.5% to 3.0% based on the Company's leverage ratio. At December 31, 2003 and 2002, the Company had no debt outstanding on the term loan.

The credit facility includes certain financial covenants customary for the amount and duration of this commitment. The Company was in compliance with all such covenants at December 31, 2003.

A letter of credit of $2 million has been issued for the benefit of The Lexington Group, the Company's medical malpractice carrier. An additional $1.0 million letter of credit has been issued for the benefit of the Commissioner of Insurance, State of Vermont for a Risk Retention Group to be formed and licensed in 2004 for the Company's professional and general liability insurance.

8. Income Taxes

Income tax expense is comprised of the  following  for the years ended  December
31:


                                                          2003              2002               2001
                                                   ------------------- ---------------- -------------------
   Current:
     Federal                                           $     278            $      -         $   (128)
     State                                                   339                 337              267
   Deferred- federal                                        (278)                  -                -
                                                   ------------------- ---------------- -------------------
     Income tax expense                                $     339            $    337         $    139
                                                   =================== ================ ===================

                Meridian Occupational Healthcare Associates, Inc.
                and Subsidiaries (d/b/a CHD Meridian Healthcare)

             Notes to Consolidated Financial Statements (continued)


8. Income Taxes

During the year ended December 31, 2001 and all years prior to December 31, 2000, the Company generated net operating loss (NOL) carryforwards for federal and state income tax purposes. The NOL carryforwards are applicable to both discontinued and continuing operations. As a result of each period's loss and existing NOL carryforwards, the Company recorded a provision for current federal income tax during the year ended December 31, 2003 only. No provision for current federal income taxes was recorded for 2002 or 2001. At December 31, 2003 and 2002, the Company has a cumulative NOL carryforward for federal income tax purposes of $14.4 million and $18.2 million, respectively, which expires between 2011 and 2021. At December 31, 2003 and 2002, the Company has cumulative NOL carryforwards for state income tax purposes of $29.7 million and $33.7 million, respectively, which expire between 2006 and 2021. For financial reporting purposes, a valuation allowance has been recorded against the deferred tax assets related to these carryforwards.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the company's deferred tax assets and liabilities for continuing and discontinued operations are as follows:

                                                                       2003                2002
                                                                ------------------- -------------------

Deferred tax assets:
    Net operating loss carryforwards                             $      6,563        $        7,880
    Allowance for doubtful accounts                                       234                   249
    Accrued expenses                                                    1,913                 1,712
    Amortization                                                        1,282                 1,387
    Other                                                                 450                   331
                                                                ------------------- -------------------
Total gross deferred tax assets                                        10,442                11,559
    Less:  Valuation allowance                                         (9,548)              (11,248)
                                                                ------------------- -------------------
Total deferred tax assets                                                 894                   311
Deferred tax liability:
    Depreciation                                                         (616)                 (311)
                                                                ------------------- -------------------
Net deferred tax asset                                           $        278        $            -
                                                                =================== ===================


                Meridian Occupational Healthcare Associates, Inc.
                and Subsidiaries (d/b/a CHD Meridian Healthcare)

             Notes to Consolidated Financial Statements (continued)


8. Income Taxes (continued)

The provision for income taxes for continuing operations for the years ended December 31, 2003, 2002 and 2001 differs from the amount computed by applying the statutory rate of 34% due to the following:


                                                              2003              2002              2001
                                                        ----------------- ----------------- -----------------

Tax at federal statutory rate                             $    1,611          $    769          $    351
State income taxes                                               231               223               176
Nondeductible amortization                                       171               225               309
Other                                                             26                23               129
Change in valuation allowance                                 (1,700)             (903)             (826)
                                                        ----------------- ----------------- -----------------
Income tax provision                                      $      339          $    337          $    139
                                                        ================= ================= =================



During 2001, the valuation allowance changed by approximately $1.2 million for the tax effect of discontinued operations.

9. Stockholders' Equity

Capital Stock

The Company has 93,500 authorized shares of Series A preferred stock and 60,000 authorized shares of Series B preferred stock. Through December 31, 2003, the Company has not issued any of the preferred series stock.

Stock Option Plan

The Company's 1997 Stock Incentive Plan (the "Plan") provides for qualified and non-qualified incentive stock option grants that may be granted to key employees as designated by the Board of Directors. The options are exercisable commencing on dates specified in the option agreements and generally vest ratably over a four-year period. The options expire at the earlier of ten years from the date of grant or three months after the termination of the holder's employment with the Company.

                Meridian Occupational Healthcare Associates, Inc.
                and Subsidiaries (d/b/a CHD Meridian Healthcare)

             Notes to Consolidated Financial Statements (continued)


9. Stockholders' Equity (continued)

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("Statement 148"), which amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). Statement 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Statement 148 is effective for financial statements issued for fiscal years ending after December 15, 2002. The Company has elected to account for stock-based compensation plans under the intrinsic value-based method of accounting prescribed by APB 25 that does not utilize the fair value method.

All options have been granted with exercise prices equal to or greater than management's estimate of the fair value of the Company's common stock on the date of grant. As a result, no compensation cost has been recognized. If the alternative method of accounting for stock option plans prescribed by Statement 123 and Statement 148 had been followed, the Company's net income (loss) would not have been materially different for the years ended December 31, 2003, 2002 and 2001, respectively.



                Meridian Occupational Healthcare Associates, Inc.
                and Subsidiaries (d/b/a CHD Meridian Healthcare)

             Notes to Consolidated Financial Statements (continued)



9. Stockholders' Equity (continued)

Stock Option Plan (continued)

The following is a summary of option transactions during 2003, 2002, and 2001:

                                                                       Number of Shares     Weighted Average
                                                                                             Exercise Price
                                                                     --------------------- -------------------

Outstanding at December 31, 2000                                              35,202               $ 111
   Granted                                                                     2,890                 143
   Canceled                                                                   (1,545)                139
   Exercised                                                                       -                   -
                                                                     --------------------- -------------------
Outstanding at December 31, 2001                                              36,547               $ 113
   Granted                                                                         -                   -
   Canceled                                                                     (455)                141
   Exercised                                                                       -                   -
                                                                     --------------------- -------------------
Outstanding at December 31, 2002                                              36,092               $ 112
   Granted                                                                         -                   -
   Canceled                                                                     (625)                143
   Exercised                                                                 (12,300)                137
                                                                     --------------------- -------------------
Outstanding at December 31, 2003                                              23,167              $   98
                                                                     ===================== ===================


Available for future grant                                                     1,253
                                                                     =====================

Exercisable at December 31, 2003                                              17,258              $   97
                                                                     ===================== ===================
Exercisable at December 31, 2002                                              19,301               $ 110
                                                                     ===================== ===================
Exercisable at December 31, 2001                                              11,127               $ 108
                                                                     ===================== ===================



                Meridian Occupational Healthcare Associates, Inc.
                and Subsidiaries (d/b/a CHD Meridian Healthcare)

             Notes to Consolidated Financial Statements (continued)


10. Employee Benefit Plan

The Company has a defined-contribution employee benefit plan that was established under provisions of Section 401(k) of the Internal Revenue Code. Substantially all full-time regular employees of the Company are eligible to participate in the plan. Under the plan's provisions, an employee may contribute, on a tax-deferred basis, up to 15% of total cash compensation, not to exceed, within a calendar year, subject to Internal Revenue Code limitations. The Company can make matching contributions and discretionary contributions. The Company made matching contributions of $588,000, $498,000 and $565,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

11. Lease Obligations

The Company leases corporate office space, operating facilities, and equipment under various operating lease agreements. Future minimum lease payments under noncancelable operating leases as of December 31, 2003, are as follows (in thousands):

Year ending December 31
    2004                                                      $   1,294
    2005                                                            986
    2006                                                            927
    2007                                                            780
    2008                                                            651
    Thereafter                                                      574
                                                           ----------------
                                                                $ 5,212
                                                           ================

Rent expense on operating leases for the years ended December 31, 2003, 2002 and 2001 was $2,589,000, $2,753,000 and $3,117,000, respectively.

12.  Related Party Transactions

In October of 2003, the Company made loans in the amount of $1.7 million to three officers of the Company for the purpose of exercising 12,300 options to purchase common stock. These recourse loans, which are due and payable at the earlier of December 31, 2006 or the acquisition or merger of the Company, carry an annual interest rate of 6%. The Company recorded approximately $90,000 of compensation expense related to these transactions. These loans are reflected as a deduction to stockholders' equity.

                Meridian Occupational Healthcare Associates, Inc.
                and Subsidiaries (d/b/a CHD Meridian Healthcare)

             Notes to Consolidated Financial Statements (continued)


13. Commitments and Contingencies

Litigation

The Company has been named as a defendant in two lawsuits seeking refund of approximately $920,000 in payments received in the ordinary course of business from two clients that filed for protection under bankruptcy laws during 2002 and 2003. The Company believes that amounts received are rightfully the Company's property. The outcome of these lawsuits cannot be determined, but could have a material adverse impact on the Company.

The Company is also involved in certain legal actions and claims on a variety of matters related to the normal course of business. It is the opinion of management that such legal actions will not have a material effect on the results of operations or the financial position of the Company.

Healthcare Regulations

The healthcare industry is subject to numerous laws and regulations of Federal, state, and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers. Violations of these laws and regulations could result in expulsion from government healthcare programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Management believes that the Company is in compliance with fraud and abuse statutes as well as other applicable government laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time.

      UNAUDITED COMBINED CONDENSED BALANCE SHEET OF I-TRAX AND CHD MERIDIAN HEALTHCARE ON A PRO FORMA BASIS AS IF THE MERGER HAD BEEN CONSUMMATED ON
 DECEMBER 31, 2003 AND THE UNAUDITED COMBINED CONDENSED STATEMENTS OF OPERATIONS
                      ON A PRO FORMA BASIS AS IF THE MERGER
                     HAD BEEN CONSUMMATED ON JANUARY 1, 2002

General

         I-trax entered into a merger agreement, as amended, on December 26, 2003, with CHD Meridian Healthcare, a privately held company and a leading provider of outsourced, employer-sponsored healthcare services to Fortune 1,000 companies. The merger was consummated on March 19, 2004.

         Pursuant to the merger agreement, I-trax delivered 10,000,000 shares of common stock, 400,000 shares of Series A Convertible Preferred Stock, and paid in cash, $25,508,000 to the CHD Meridian Healthcare stockholders. CHD Meridian Healthcare stockholders will also receive additional shares of I-trax common stock if CHD Meridian Healthcare's continuing operations following the closing of the merger as a subsidiary of I-trax achieve certain calendar 2004 milestones for earnings before interest, taxes, depreciation and amortization, or EBITDA. If EBITDA exceeds $8.1 million, the number of such additional shares will be 3,473,280; the number of such shares increases proportionately up to a maximum of 3,859,200 if EBITDA exceeds $9.0 million.

         I-trax funded the cash portion of the merger consideration by selling 1,000,000 shares of Series A Convertible Preferred Stock at $25 per share, which are convertible into 10 shares of common stock at a conversion price of $2.50 per share, for gross proceeds of $25 million, and obtaining a new $20 million senior secured credit facility with a national lender. At closing date, I-trax drew down $12 million under the facility to fund a portion of the purchase price.

Pro Forma Condensed Combined Financial Statements

         The following information has been provided to aid you in your analysis of the financial aspects of the merger consummated on March 19, 2004. This information was derived from the audited consolidated financial statements of each of I-trax and CHD Meridian Healthcare for fiscal years ended 2003 and 2002. The information should be read together with the historical financial statements and related notes of I-trax and CHD Meridian Healthcare contained in this Annual Report on Form 10-KSB.

         The unaudited pro forma adjustments are based on management's preliminary estimates of the value of the tangible and intangible assets and liabilities acquired. As a result, the actual determination of the value of the tangible and intangible assets and liabilities acquired may differ materially from those presented in these unaudited pro forma condensed combined financial statements. A change in the unaudited pro forma condensed combined balance sheet adjustments of the purchase price for the acquisition would primarily result in the reallocation affecting the value assigned to tangible and intangible assets. The income statement effect of these changes will depend on the nature and the amount of the assets or liabilities adjusted.

         The unaudited pro forma condensed combined financial statements are presented for informational purposes only and are not necessarily indicative of the financial position or results of operations of I-trax that would have occurred had the purchase been consummated as of the dates indicated below in the section titled "Periods Covered." In addition, the unaudited pro forma condensed combined financial statements are not necessarily indicative of the future financial condition or operating results of I-trax.

Accounting Treatment

         The merger is accounted for under the purchase method of accounting, with I-trax treated as the acquirer. As a result, I-trax will record the assets and liabilities of CHD Meridian Healthcare at their estimated fair values and will record as goodwill the excess of the purchase price over such estimated fair values. The unaudited pro forma condensed combined financial statements reflect preliminary estimates of the allocation of the purchase price for the acquisition that may be adjusted, including in connection with payment of any earn-out shares. As agreed among the parties, the operating results of CHD Meridian Healthcare will be combined with the results of I-trax commencing on April 1, 2004.

Periods Covered

         The following unaudited pro forma condensed combined balance sheet as of December 31, 2003 is presented as if the merger had occurred on December 31, 2003. The unaudited pro forma condensed combined statements of operations for the years ended December 31, 2003 and 2002 are presented as if the companies had merged as of January 1, 2002.



                   PRO FORMA CONDENSED COMBINED BALANCE SHEET
                          DECEMBER 31, 2003 (UNAUDITED)

                     (In thousands, except per share price.)

                                                     Meridian                              Pro Forma
                                                   Occupational                            Consolidated
                                                    Healthcare                             I-trax, Inc.
                                  I-trax, Inc.      Associates,                                 and
                                      and            Inc., and             Pro Forma       Subsidiaries
                                  Subsidiaries     Subsidiaries            Adjustments      (Unaudited)
                                  December 31,     December 31,     Adj     (Unaudited)     December 31,
                                    2003 (a)         2003 (b)       Ref.       (c)             2003
                                 --------------- ------------------------ --------------- ----------------
   Current assets

   Cash and cash equivalents           $    574         $   11,299   A         $  37,000       $    4,339
                                                                     F           (25,508)
                                                                     F            (1,300)
                                                                     C            (1,500)
                                                                     E            (9,492)
                                                                     H              (500)
                                                                     I            (5,000)
                                                                     N             (1234)
   Accounts receivable, net                 549             17,167                                 17,716
   Other current assets                     188              2,002                                  2,190
                                 --------------- ------------------------ --------------- ----------------
   Total current assets                   1,311             30,468                (7,574)          24,245
                                 --------------- ------------------------ --------------- ----------------


   Investments in CHD Meridian                                       F            94,988                -
                                                                     G           (94,988)
   Property, equipment and
      furniture, net                      1,515              2,880                                  4,395
   Deferred marketing costs,
      net                                   831                 --                                    831
   Deposit on intellectual
      license                               160                                                       160
   Deferred acquisition costs                85                                                        85
   Debt issuance costs                       35                                                        35
   Goodwill                               8,424              8,181   G            38,436           55,041
   Customer lists\relations,
      net                                   768              7,101   G            38,436           46,305
   Non-compete agreements, net              449                                                       449
   Other intangibles, net                                       70                                     70
   Other long term assets                    25                 36                                     61
                                 --------------- ------------------------ --------------- ----------------

   Total assets                      $   13,603        $    48,736             $  69,338      $   131,667
                                 =============== ======================== =============== ================

                         (Continues on following page.)





                         (Continues from previous page.)


                  I-trax, Inc. Meridian Adj Pro Forma Pro Forma
                            Occupational Consolidated

                                                    Healthcare                             I-trax, Inc.
                                                    Associates,                                 and
                                      and            Inc., and                             Subsidiaries
                                  Subsidiaries     Subsidiaries            Adjustments      (Unaudited)
                                  December 31,     December 31,            (Unaudited)     December 31,
                                    2003 (a)         2003 (b)       Ref.       (c)             2003
                                 --------------- ------------------       --------------- ----------------

Current liabilities

Accounts payable                            606              5,955                                  6,561
Accrued expenses                            361              4,088   N              (156)           4,293
Due to related parties                      280                 --   N              (280)              --
Deferred revenue                            240                951                                  1,191
Other current liabilities                   115              7,586                                  7,701
                                 --------------- ------------------       --------------- ----------------
Total current liabilities                 1,602             18,580                  (436)          19,746
                                 --------------- ------------------       --------------- ----------------

Credit lines payable, long
   term                                      --                 --   A            12,000           12,000
Promissory notes and
   debenture payable, net of
   discount                                 798                 --   N              (798)              --

Other long term liabilities                  58              2,548                                  2,606
                                 --------------- ------------------       --------------- ----------------
Total liabilities                         2,458             21,128                10,766           34,352
                                 --------------- ------------------       --------------- ----------------

Common Stock Warrants                     2,760                      L               350               --
                                                                     M            (3,110)

Preferred stock                              --                 --   A            25,000           30,000
                                                                     F            10,000
                                                                     I            (5,000)
Common stock and additional
   paid -in-capital                      47,290             66,923   F            58,180          131,080
                                                                     C            (1,500)
                                                                     E            (9,492)
                                                                     B            23,700
                                                                     D             2,125
                                                                     D            (2,125)
                                                                     G           (57,431)
                                                                     H               300
                                                                     M             3,110
Accumulated deficit and other           (38,905)           (39,315)  G            39,315          (63,755)
                                                                     B           (23,700)
                                                                     L              (350)
                                                 ------------------       ---------------
                                                                     H              (800)
                                 --------------- ------------------       --------------- ----------------
Total stockholders' equity                8,385             27,608                61,332           97,325
                                 --------------- ------------------       --------------- ----------------

Total liabilities and
   stockholder's equity             $    13,603       $     48,736            $   70,222     $    131,677
                                 =============== ==================       =============== ================

                         (Continues on following page.)


                         (Continues from previous page.)

(a) Represents historical balance sheet of I-trax, Inc and subsidiaries as of December 31, 2003 derived from the audited consolidated financial statements included in this Annual Report on Form 10-KSB.

(b) Represents historical balance sheet of Meridian Occupational Healthcare Associates, Inc. and subsidiaries as of December 31, 2003 derived from the audited consolidated financial statements included in this Annual Report on Form 10-KSB.

(c) The pro forma adjustments give effect to the financings of the acquisition and the acquisition of CHD Meridian Healthcare as if it were consummated as of December 31, 2003.







   See accompanying notes to unaudited pro forma condensed combined financial information.




              PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                   (UNAUDITED)

                     (In thousands, except per share price.)


                                                                         Meridian
                                                                       Occupational
                                                                        Healthcare                                    Pro Forma
                                                 I-trax, Inc.           Associates,                                  Consolidated
                                                     and                 Inc., and                                   I-trax, Inc.
                                                 Subsidiaries          Subsidiaries                                       and
                                               for the year            for the year              Pro Forma           Subsidiaries
                                                   ended                  ended                  Adjustments         (Unaudited)
                                                 December 31,          December 31,     Adj     (Unaudited)           December 31,
                                                   2003 (a)              2003 (b)       Ref.       (c)                   2003
                                         ---------------------   ------------------    ----     ------------ -----------------------
Revenue                                        $        4,189    $       117,777                                  $      121,966

Cost and expenses:
  Cost of revenue/operating expenses                    1,372             96,750                                          98,122
  General and administrative                            4,210             15,005                                          19,215
  Depreciation and amortization                         1,702              1,461         J           2,745                 5,908
  Impairment charge related to
   intangible assets                                      458                                                                458
  Marketing and publicity                               1,763                 --                                           1,763
                                         ---------------------   ------------------             ------------ -----------------------
Total costs and expenses                                9,505            113,216                     2,745               125,466
                                         ---------------------   ------------------             ------------ -----------------------

Operating (loss) income                                (5,316)             4,561                    (2,745)               (3,500)
                                         ---------------------   ------------------             ------------ -----------------------

Other income (expenses):
  Proceeds from life insurance policy                     500                 --                                             500
  Costs in connection with terminated
   acquisition                                           (200)                --                                            (200)
  Amortization of debt issuance and
   conversion costs                                      (337)                --                                            (337)
  Increase in common stock warrants                      (301)                           L            (350)                 (651)
  Interest (expense) income and
   financing costs                                     (2,405)                87         K            (720)               (3,038)
                                         ---------------------   ------------------             ------------ -----------------------
Total other expenses                                   (2,743)                87                    (1,070)               (3,726)
                                         ---------------------   ------------------             ------------ -----------------------

Net income (loss) before provision for
   income taxes                                        (8,059)             4,648                    (3,815)               (7,226)
                                         ---------------------   ------------------             ------------ -----------------------

Provision for income taxes                                 --                339                        --                   339
                                         ---------------------   ------------------             ------------ -----------------------

Net income (loss)                              $       (8,059)    $        4,309                  $ (3,815)       $       (7,565)
                                         =====================   ==================             ============ =======================

Loss per common share:

Basic and diluted                              $        (0.74)                                                    $        (0.21)
                                         =====================                                               ====================

Weighted average number of shares
   outstanding:                                        10,905                                                             35,405
                                         =====================                                               ====================




                         (Continues on following page.)

                         (Continues from previous page.)

(a) Represents historical statement of operations of I-trax and subsidiaries for the year ended December 31, 2003 derived from the audited financial statements included in this Annual Report on Form 10-KSB.

(b) Represents historical statement of operations for CHD Meridian Healthcare and subsidiaries for the year ended December 31, 2003 derived from the audited financial statements included in this Annual Report on Form 10-KSB.

(c) The pro forma adjustments give effect to the financings of the acquisition and the acquisition of CHD Meridian Healthcare as if it were consummated on January 1, 2002.








See accompanying notes to unaudited pro forma condensed combined financial information.



              PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                   (UNAUDITED)

                     (In thousands, except per share price.)


                                                                         Meridian
                                                                       Occupational
                                                                        Healthcare                                    Pro Forma
                                                 I-trax, Inc.           Associates,                                  Consolidated
                                                     and                 Inc., and                                   I-trax, Inc.
                                                 Subsidiaries          Subsidiaries                                       and
                                               for the year            for the year              Pro Forma           Subsidiaries
                                                   ended                  ended                  Adjustments         (Unaudited)
                                                 December 31,          December 31,     Adj     (Unaudited)           December 31,
                                                   2003 (a)              2003 (b)       Ref.       (c)                   2003
                                               ----------------     ----------------    ---  ----------------     ----------------

Revenue                                       $      3,932        $       107,124                                 $      111,056
                                               ----------------     ----------------         ----------------     ----------------

Cost and expenses:
  Cost of revenue/operating expenses                 1,229                 88,858                                         90,087
  General and administrative                         5,955                 14,275     H                 800               21,030
  Depreciation and amortization                      2,045                  1,854     J               2,745                6,644
  Marketing and publicity                              774                     --                                            774
  Research & Development                               410                     --                                            410
  Impairment charges related to
   intangible assets                                 1,648                     --                                          1,648
                                               ----------------     ----------------         ----------------     ----------------
Total costs and expenses                            12,061                104,987                     3,545              120,593
                                               ----------------     ----------------         ----------------     ----------------

Operating (loss) income                             (8,129)                 2,137                    (3,545)              (9,537)
                                               ----------------     ----------------         ----------------     ----------------

Other income (expenses):
  Amortization of debt issuance and
   conversion costs                                   (187)                    --                                           (187)
  Interest (expense) income and
   financing costs                                  (1,108)                   124     K                (720)              (1,704)
                                               ----------------     ----------------         ----------------     ----------------
Total other expenses                                (1,295)                   124                      (720)              (1,891)
                                               ----------------     ----------------         ----------------     ----------------

Net income(loss) before provision for
   income taxes                                     (9,424)                 2,261                    (4,265)             (11,428)
                                               ----------------     ----------------         ----------------     ----------------

Provision for income taxes                              --                    337                                            337
                                               ----------------     ----------------         ----------------     ----------------

Net Income (loss)                                   (9,424)                 1,924                    (4,265)             (11,765)

Less: dividends applicable to preferred
   stockholders                                         --                     --     B              23,700               23,700
                                               ----------------     ----------------         ----------------     ----------------

Net income (loss) applicable to common
   stock                                      $     (9,424)        $        1,924              $    (27,965)      $      (35,465)
                                               ================     ================         ================     ================


Loss per common share:

Basic and diluted                             $      (1.04)                                                        $       (1.06)
                                               ================                                                   ================

Weighted average number of shares
   outstanding:                                      9,097                                                                33,597
                                               ================                                                   ================




                         (Continues on following page.)


                         (Continues from previous page.)



(a) Represents historical statement of operations of I-trax and subsidiaries for the year ended December 31, 2002 derived from the audited financial statements included in this Annual Report on Form 10-KSB.

(b) Represents historical statement of operations for CHD Meridian Healthcare and subsidiaries for the year ended December 31, 2002 derived from the audited financial statements included in this Annual Report on Form 10-KSB.

(c) The pro forma adjustments give effect to the financings of the acquisition and the acquisition of CHD Meridian Healthcare as if it were consummated on January 1, 2002.








See accompanying notes to unaudited pro forma condensed combined financial information.

      NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL INFORMATION

         The pro forma adjustments to the condensed combined balance sheet below give effect to the financing of the CHD Meridian Healthcare acquisition and the acquisition of CHD Meridian Healthcare as if they were both consummated as of December 31, 2003. The pro forma adjustments to the condensed combined statements of operations below give effect to the financing of the CHD Meridian Healthcare acquisition and the acquisition of CHD Meridian Healthcare as if they were both consummated as of January 1, 2002.

A. To give effect to the receipt of $37,000 of cash comprised of a $12,000 draw down under a senior credit facility and $25,000 from the issuance of 1,000,000 shares of I-trax's Series A Convertible Preferred Stock at $25 per share. Each share of Series A Convertible Preferred Stock is convertible into 10 shares of I-trax common stock at $2.50 per share.

B. In connection with the issuance of Series A Convertible Preferred Stock, I-trax has recorded the value of a beneficial conversion feature for the underlying common stock amounting to $23,700 utilizing $4.87 per share. Such amount is based on the average closing price of I-trax common stock for ten days prior to and ten days subsequent to the acquisition date of March 19, 2004. The beneficial value, which is the benefit realized by the preferred stockholder, is treated as a dividend for purpose of computing earnings per share. The dividend is computed by multiplying the difference between the current market value of the underlying common stock ($4.87 per share) and the conversion price ($2.50 per share) by the number of shares of common stock for which the preferred is convertible into (10,000,000 shares).

C. To give effect to the placement agent commission fees associated with the sale of $25,000 of Series A Convertible Preferred Stock computed at 6% of the gross proceeds or $1,500 in cash.

D. To give effect to the additional placement agent commission fees associated with the sale of $25,000 of Series A Convertible Preferred Stock. The consideration consists of warrants to purchase 500,000 shares of common stock at $2.50 per share. Based on the Black-Scholes model, I-trax has valued such warrants at $2,125.

E. To give effect to CHD Meridian Healthcare's redeeming approximately $9,492 of common stock and options from its current stockholders and option holders.

F. To give effect to the acquisition of CHD Meridian Healthcare estimated at $94,988 as of March 19, 2004. The pro forma adjustment gives effect to the following items: (1) disbursement of the cash portion of the acquisition in the amount of $25,508, as adjusted for the redemption of CHD Meridian Healthcare common stock and options, and for a minimum cash balance requirement as per the merger agreement; (2) estimated disbursements in connection with the costs of the transaction amounting to $1,300; (3) issuance of 10,000,000 shares of I-trax common stock valued at $4.87 per share, or $48,700; (4) issuance of 400,000 shares of convertible preferred stock at $25 per share or $10,000, convertible into 4,000,000 shares of I-trax common stock. In connection with the expected issuance of the 400,000 shares of Series A Convertible Preferred Stock, I-trax has also recorded the value of beneficial conversion feature of the underlying common stock in the amount of $9,480. The beneficial value to the Series A Convertible Preferred Stock holders is treated as additional consideration given in the acquisition. The beneficial value is computed by multiplying the difference between the current market value of the underlying I-trax common stock of $4.87 per share less the conversion price of $2.50 per share by the number of share of I-trax common stock to be issued.

G. To give effect to the consolidation and the elimination of CHD Meridian Healthcare's equity and preliminarily to allocate the purchase price over the estimated fair values of the assets and liabilities acquired with the excess assigned to goodwill.

H. To give effect to the bonus pool approved by the compensation committee of the board of directors of I-trax for employees assisting with the merger. The bonus pool of $800 is composed of $500 in cash and $300 in the form of I-trax common stock or options to acquire I-trax common stock.

I. To give effect to the redemption of 200,000 shares of Series A Convertible Preferred Stock following the merger from certain CHD Meridian Healthcare stockholders.

J. To give effect to the amortization expense for the respective periods utilizing an estimated amortizable life of fourteen years as it relates to customer lists/relations acquired.

K. To give effect to the interest expense associated with the draw down of $12,000 under the credit facility, which has been utilized to fund a portion of the acquisition price as discussed in Note A above.

L. To give effect to the increase in common stock warrants from January 1, 2003 to February 17, 2004 (the effective date of the registration statement) as required by EITF 00-19.

M. To give effect to the reclassification of the common stock warrant liability into equity on February 14, 2004.

N. To give effect to the repayments of obligations subsequent to the year end and as part of the merger transaction.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There are no changes and disagreements with accountants on accounting or financial disclosure.


ITEM 8A. CONTROLS AND PROCEDURES

         Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2003, which is the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our and our consolidated subsidiaries other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

         There were no changes that occurred during the fiscal quarter ended December 31, 2003 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

         See the information set forth in the section entitled "Proposal No. 1 Election of Directors" in I-trax's Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2003, or 2004 Proxy Statement, which is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         See the information set forth in the section entitled "Executive Compensation" in the 2004 Proxy Statement, which is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         See the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters" in the 2004 Proxy Statement, which is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See the information set forth in the section entitled "Certain Relationships and Related Transactions" in the 2004 Proxy Statement, which is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         NUMBER            EXHIBIT TITLE
         ------            -------------

         2.1 Merger Agreement, dated as of December 26, 2003, by and among I-trax, Inc. Meridian Occupational Healthcare Associates, Inc., doing business as CHD Meridian Healthcare, DCG Acquisition, Inc., and CHD Meridian Healthcare, LLC. (Incorporated by reference to I-trax's current report on Form 8-K, filed December 29, 2003.)

         2.2 Amendment to Merger Agreement, dated February 4, 2004, by and among I-trax, Inc. Meridian Occupational Healthcare Associates, Inc., doing business as CHD Meridian Healthcare, DCG Acquisition, Inc., and CHD Meridian Healthcare, LLC. (Incorporated by reference to Appendix A to I-trax's Proxy Statement dated February 6, 2004 filed pursuant to Section 14(a) of the Securities Exchange Act, as amended).

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

         3.3 Certificate of Amendment to Certificate of Incorporation of I-trax, Inc. filed on January 2, 2003. (Incorporated by reference to Exhibit 3.3 to I-trax, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, filed on April 15, 2003.)

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

         4.2 Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of I-trax, Inc. filed on March 19, 2004.

         4.3 Form of warrant certificate of I-trax, Inc. issued to private placement participants in private placement closed on October 31, 2003. (Incorporated by reference to Exhibit 4.1 to I-trax, Inc.'s Registration Statement on Form S-3, Registration No. 333-110891, filed on December 3, 2003.)

         4.4 Financial Advisor's Warrant Agreement between Westminster Securities Corporation and I-trax, Inc. dated as of May 23, 2003, with a form of warrant attached. (Incorporated by reference to Exhibit 4.2 to I-trax, Inc.'s Registration Statement on Form S-3, Registration No. 333-110891, filed on December 3, 2003.)

         4.5 Financial Advisor's Warrant Agreement between Westminster Securities Corporation and I-trax, Inc. dated as of October 31, 2003, with a form of warrant attached. (Incorporated by reference to Exhibit 4.3 to I-trax, Inc.'s Registration Statement on Form S-3, Registration No. 333-110891, filed on December 3, 2003.)

         4.6 Financial Advisor's Warrant Agreement between Westminster Securities Corporation and I-trax, Inc. dated as of December 11, 2003, with a form of warrant attached. (Incorporated by reference to Exhibit 4.4 to I-trax, Inc.'s Registration Statement on Form S-3, Amendment No. 1, Registration No. 333-110891, filed on February 2, 2003.)

         4.7 Form of warrant certificate of I-trax, Inc. issued as of March 19, 2004 to placement agents of Series A Convertible Preferred Stock.

         10.1 Lease Agreement dated April 10, 2000 between I-Trax.com, Inc. and OLS Office Partners, L.P. (Incorporated by reference to
                  Exhibit 10.1 to I-Trax.com, Inc.'s Quarterly Report Form 10-QSB for the quarter ended June 30, 2000, filed on August 15, 2000.)

         10.2 Lease Agreement dated May 28, 2002, between I-trax, Inc. and F & J Enterprises, Inc. dba Bedford Plaza. (Incorporated by reference to Exhibit 10.23 to I-trax, Inc.'s Registration Statement on Form SB-2, Amendment No. 1, Registration No. 333-87134, filed on July 10, 2002.)

         10.3 Employment Agreement effective as of December 29, 2000 between I-trax Health Management Solutions, Inc. (f/k/a I-Trax.com, Inc.) and Frank A. Martin. (Incorporated by reference to
                  Exhibit 10.17 to I-trax Health Management Solutions, Inc. (f/k/a I-Trax.com, Inc.) Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, filed on April 2, 2001.)

         10.4 Employment Agreement effective as of December 29, 2000 between I-trax Health Management Solutions, Inc. (f/k/a I-Trax.com, Inc.) and Gary Reiss. (Incorporated by reference to Exhibit
                  10.19 to I-trax Health Management Solutions, Inc. (f/k/a I-Trax.com, Inc.) Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, filed on April 2, 2001.)

         10.5 I-Trax.com, Inc. 2000 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.16 to I-Trax.com's Registration Statement on Form 10-SB, Registration No. 000-30275.)

         10.6 I-trax, Inc. 2001 Equity Compensation Plan. (Incorporated by reference to Attachment to I-trax's 2001 Preliminary Proxy Statement on Schedule 14A, filed on April 20, 2001.)

         10.7 License and Maintenance Agreement dated as of September 30, 2002, between I-trax, Inc. and UICI, Inc. (Incorporated by reference to Exhibit 10.1 to I-trax, Inc.'s Current Report on Form 8-k for filed on October 8, 2002.)

         10.8 Employment Agreement dated as of October 15, 2002 between I-trax Health Management Solutions, Inc. and John Palumbo. (Incorporated by reference to Exhibit 10.24 to I-trax, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, filed on April 15, 2003.)

         10.9 Employment Agreement dated as of January 1, 2000 between Meridian Occupational Healthcare Associates, Inc. and Shannon Wolcott Farrington.

         10.10 Employment Agreement dated as of January 1, 2000 between Meridian Occupational Healthcare Associates, Inc. and Haywood
                  D. Cochrane, Jr.

         10.11 Credit Agreement dated as of March 19, 2004 by and among I-trax, Inc., all subsidiaries of the Borrower now or hereafter becoming parties to the Credit Agreement and Bank of America, N.A.

         21       Subsidiaries of I-trax, Inc.

         23.1     Consent of Goldstein Golub Kessler LLP.

         23.2     Consent of Ernst & Young LLP.

         31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         We filed a current report on Form 8-K with the Securities and Exchange Commission on October 17, 2003 to report the closing of a private placement of common stock and warrants.

         We furnished a current report on Form 8-K with the Securities and Exchange Commission on November 17, 2003 to report results of operation and financial condition.

         We filed a current report on Form 8-K with the Securities and Exchange Commission on December 29, 2003 to report the signing of the merger agreement with CHD Meridian Healthcare.

         We furnished a current report on Form 8-K with the Securities and Exchange Commission on December 30, 2003 to report certain Regulation FD disclosures.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         See the information set forth in the section entitled "Principal Accounting Fees and Services" in the 2004 Proxy Statement, which is incorporated herein by reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 7, 2004.


                        I-TRAX, INC.

                                By:   /s/ Frank A. Martin
                                    -----------------------------------------
                                    Frank A. Martin, Chairman and
                                    Chief Executive Officer


                                By:   /s/ Anthony Tomaro
                                    -----------------------------------------
                                    Anthony Tomaro, Vice President - Finance
                                    (Principal Financial and Accounting Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Signature                                 Title                                 Date
------------------------------------     ------------------------------------   --------------

/s/ Frank A. Martin                      Chairman, Chief Executive Officer      April 7, 2004
------------------------------------
Frank A. Martin                          and Director

/s/ David R. Bock                        Director                               April 7, 2004
------------------------------------
David R. Bock

/s/ Haywood D. Cochrane, Jr.             Vice-Chairman, Director                April 7, 2004
------------------------------------
Haywood D. Cochrane, Jr.

/s/ Philip D. Green                      Director                               April 7, 2004
------------------------------------
Philip D. Green

                                         Director                               April ___, 2004
------------------------------------
Dr. Michael M.E. Johns

/s/ Arthur N. Leibowitz                  Director                               April 7, 2004
------------------------------------
Dr. Arthur N. Leibowitz

                                         Director                               April ___, 2004
------------------------------------
Dr. David Nash

/s/ John R. Palumbo                      Director                               April 7, 2004
------------------------------------
John R. Palumbo

/s/ R. Dixon Thayer                      Director                               April 7, 2004
------------------------------------
R. Dixon Thayer

/s/ William S. Wheeler                   Director                               April 7, 2004
------------------------------------
William S. Wheeler

