Form 10QSB
period 2004-03-31
I TRAX INC
filed 2004-05-14
CIK 1110189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: March 31, 2004

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT

         Commission File Number: 0-30275


                                  I-TRAX, INC.
    ------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                    Delaware
    ------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   23-3057155
    ------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

                One Logan Square, 130 N. 18th Street, Suite 2615
                        Philadelphia, Pennsylvania 19103
    ------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (215) 557-7488
    ------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2004, the number of outstanding shares of common stock, par value $.001 per share, was 28,448,121.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]



                                      INDEX



                                                                                           Page No.

INTRODUCTORY NOTE..............................................................................3

PART I.   FINANCIAL INFORMATION................................................................4

         Item 1.           Financial Statements ...............................................4

         Item 2.           Management's Discussion and Analysis of
                             Financial Condition and Results of Operations ...................20

         Item 3.           Controls and Procedures............................................29

PART II.   OTHER INFORMATION..................................................................29

         Item 1.           Legal Proceedings..................................................29

         Item 2.           Changes in Securities and Small Business Issuers
                             Purchases of Securities .........................................29

         Item 4.           Submission of Matters to a Vote of Security Holders................31

         Item 6.           Exhibits and Reports on Form 8-K...................................31



                                INTRODUCTORY NOTE

         I-trax is a combination of two companies that merged on March 19, 2004:
I-trax, Inc. and Meridian Occupational Healthcare Associates, Inc., which does business as CHD Meridian Healthcare. The merger and its terms are described in detail in Note 3 - Business Combination to the Condensed Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Accordingly, this quarterly report on Form 10-QSB describes the business of the merged companies. Nonetheless, for accounting purposes, the consolidation of results of operations of the two constituent companies was not effective until April 1, 2004. I-trax's management believes that there are numerous benefits to this effective date, including:

          o    Streamlined integration;

          o    Simplification of tax return preparation; and

          o    Reduction of overall expenses associated with the merger.

         The effective date of April 1, 2004, however, complicates the presentation of the merged companies' financial statements and discussion presented in this quarterly report because certain portions of I-trax's financial statements and discussion reflect the merger while others do not. Accordingly, readers of this report should note that the following portions of our financial statements and discussion reflect the merger as of March 19, 2003:

          o Condensed consolidated balance sheets as of March 31, 2004, which reflect the assets, liabilities and stockholders' equity of the merged companies;

          o Condensed consolidated statement of stockholders' equity as of March 31, 2004, which reflects the consummation of the merger; and

          o The discussion of liquidity and capital resources in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflects the financial condition of the merged companies and the financings related to the merger.

         The following portions of our financial statements and discussion do not reflect the merger as of March 19, 2003:

          o Condensed consolidated statements of operations for the period ended March 31, 2004 do not reflect the revenue, expenses or other operating activity of CHD Meridian Healthcare, but do include I-trax's interest incurred with respect to the merger and transaction-related expenses;

          o Condensed consolidated statements of cash flows for the period ended March 31, 2004, do not reflect the operations of CHD Meridian Healthcare but do reflect the acquisition; and

          o The comparative performance discussion presented in the Management's Discussion and Analysis of Financial Condition and Results of Operations does not include any items assumed in the CHD Meridian Healthcare merger.

         We have noted throughout this quarterly report instances where the effective date of consolidation affects the presented information.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements




                                  I-TRAX, INC.
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                                                Page No.


Report of Independent Certified Public Accountants                                  5

Condensed Consolidated Balance Sheets at March 31, 2004 (unaudited)
     and December 31, 2003                                                          6

Condensed Consolidated Statements of Operations
     for the three months ended March 31, 2004 and 2003 (unaudited)                 7

Condensed Consolidated Statement of Stockholders' Equity
     for the three months ended March 31, 2004 (unaudited)                          8

Condensed Consolidated Statements of Cash Flows
     for the three months ended March 31, 2004 and 2003 (unaudited)                 9

Notes to Condensed Consolidated Financial Statements                               11




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of I-trax, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of I-trax, Inc. (a Delaware corporation) and Subsidiaries as of March 31, 2004, and the related condensed consolidated statements of operations, stockholders' equity and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 16, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


GOLDSTEIN GOLUB KESSLER LLP
New York, New York

May 4, 2004



                          I-TRAX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (in thousands, except share data)

                                                        ASSETS
                                                                                  March 31, 2004    December 31,
                                                                                    (unaudited)         2003
                                                                                      ---------      ---------
Current assets
     Cash and cash equivalents                                                        $   9,989      $     574
     Accounts receivable, net                                                            14,027            549
     Income tax receivable                                                                  274             --
     Other current assets                                                                 1,170            188
                                                                                      ---------      ---------
         Total current assets                                                            25,460          1,311
                                                                                      ---------      ---------

Property and equipment, net                                                               4,903          1,675
Goodwill                                                                                 65,487          8,424
Customer list, net                                                                       22,826          1,218
Other intangible assets, net                                                              2,294            951
Other long term assets                                                                      198             24
                                                                                      ---------      ---------

       Total assets                                                                   $ 121,168      $  13,603
                                                                                      =========      =========

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                                 $   6,870      $     606
     Accrued expenses                                                                     4,575            361
     Due to officers and related parties                                                     --            280
     Notes payable                                                                        2,000             --
     Net liabilities of discontinued operations                                           1,299             --
     Other current liabilities                                                            6,224            355
                                                                                      ---------      ---------
       Total current liabilities                                                         20,968          1,602
                                                                                      ---------      ---------

Common stock warrants                                                                        --          2,760
Note payable                                                                             10,000             --
Other long term liabilities                                                               2,530            856
                                                                                      ---------      ---------

       Total liabilities                                                                 33,498          5,218
                                                                                      ---------      ---------

Commitments and contingencies                                                                --             --

Stockholders' equity
     Preferred stock - $.001 par value, 2,000,000 shares authorized,
       1,200,000 and -0- issued and outstanding, respectively                                 1             --
     Common stock - $.001 par value, 100,000,000 shares authorized,
       24,581,421 and 13,966,817 shares issued and outstanding, respectively                 24             14
     Additional paid in capital                                                         163,694         47,276
     Accumulated deficit                                                                (76,049)       (38,905)
                                                                                      ---------      ---------
       Total stockholders' equity                                                        87,670          8,385
                                                                                      ---------      ---------
Total liabilities and stockholders' equity                                            $ 121,168      $  13,603
                                                                                      =========      =========



    See accompanying notes to consolidated financial statements (unaudited).






                          I-TRAX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)
                        (in thousands, except share data)



                                                               Three months      Three months
                                                                   ended             ended
                                                              March 31, 2004    March 31, 2003
                                                               ------------      ------------

Net revenue                                                    $      1,447      $      1,616
                                                               ------------      ------------

Costs and expenses:
     Operating expenses                                                 697               561
     General and administrative expenses                              2,021             1,004
     Depreciation and amortization                                      435               437
                                                               ------------      ------------
Total costs and expenses                                              3,153             2,002
                                                               ------------      ------------

Operating loss                                                       (1,706)             (386)
                                                               ------------      ------------

Other expenses:
     Interest expense                                                   613               321
     Amortization of financing costs                                     35                57
     Other expenses                                                     350               200
                                                               ------------      ------------
Total other expenses                                                    998               578
                                                               ------------      ------------

Net loss                                                             (2,704)             (964)

Less deemed dividends applicable to preferred stockholders           34,440                --
                                                               ------------      ------------

Net loss applicable to common stockholders                     $    (37,144)     $       (964)
                                                               ------------      ------------

Loss per common share:

Basic and diluted                                                     (2.41)             (.10)
                                                               ============      ============

Weighted average number of shares outstanding:                   15,405,353         9,372,727
                                                               ============      ============




    See accompanying notes to consolidated financial statements (unaudited).




                          I-TRAX, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)
                        (in thousands, except share data)


                                                        Preferred Stock       Common Stock    Additional                  Total
                                                        ----------------   -----------------    Paid-in   Accumulated  Stockholders'
                                                        Shares    Amount   Shares     Amount    Capital     Deficit       Equity
                                                      ---------  -------- ----------  -------- ----------   ----------  ----------
Balances at January 1, 2004                                  --  $    --  13,966,817  $     14 $   47,276   $  (38,905) $    8,385

Reclassification of common stock warrants to paid in
   capital                                                   --       --          --        --      3,110           --       3,110

Issuance of common stock in connection with
   conversion of promissory note and other
   settlement, net of costs                                  --       --      63,012        --         71           --          71

Issuance of common stock for conversion of debenture
   and accrued interest                                      --       --     427,106        --        747           --         747

Issuance of common stock for exercise of warrants            --       --     124,486        --         30           --          30

Sale of preferred stock, net of costs                 1,000,000        1          --        --     23,509           --      23,510

Issuance of preferred stock for acquisition of CHD
   Meridian                                             400,000       --          --        --     10,000           --      10,000

Redemption of preferred stock                          (200,000)      --          --        --     (5,000)          --      (5,000)

Issuance of common stock for acquisition of CHD
   Meridian                                                  --       --  10,000,000        10     49,590           --      49,600

Beneficial conversion feature in connection with
   issuance of preferred stock                               --       --          --        --     34,440      (34,440)         --

Preferred stock dividend                                     --       --          --        --        (79)          --         (79)

Net loss for the three months ended March 31, 2004           --       --          --        --         --       (2,704)     (2,704)
                                                      ---------  ------- -----------  -------- ----------   ----------  -----------

Balances at March 31, 2004                            1,200,000  $     1  24,581,421  $     24 $  163,694   $  (76,049) $   87,670
                                                      =========  ======= ===========  ======== ==========   ==========  ===========

                               See accompanying notes to consolidated financial statements (unaudited).




                          I-TRAX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)
                        (in thousands, except share data)



                                                                              Three months      Three months
                                                                                  ended            ended
                                                                              March 31, 2004   March 31, 2003
                                                                              --------------- ---------------
Operating activities:
     Net loss                                                                     $ (2,704)     $   (964)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                 435           437
         Accretion of discount on notes payable charged to interest expense
            and beneficial conversion value of debenture                               573           253
         Increase in fair value of common stock warrants                               350            --
         Amortization of debt issuance costs                                            34            58
         Write-off of deposit on cancelled acquisition                                  --           200
         Other non-cash items                                                           --           (29)

Changes in operating assets and liabilities, net of acquisition:
     Decrease (increase) in accounts receivable                                       (668)          104
     Decrease (increase) in other current assets                                        20           (80)
     (Decrease) increase in accounts payable                                          (102)           80
     Increase in accrued expenses                                                       70           217
     (Decrease) increase in other current liabilities                                  236          (852)
                                                                                -----------    -----------
Net cash used in operating activities                                               (1,756)         (576)
                                                                                -----------    -----------

Investing activities:
     Purchases of property, plant and equipment                                       (169)         (191)
     Acquisition of CHD Meridian, net of acquired cash                             (18,134)           --
                                                                                -----------    -----------
Net cash used in investing activities                                              (18,303)         (191)
                                                                                -----------    -----------

Financing activities:
     Principal payments on capital leases                                              (18)           (1)
     Repayment to/proceeds from related parties                                       (280)          440
     Repayment of note payable                                                        (618)           --
     Proceeds from exercise of warrants                                                 30            --
     Proceeds from bank credit facility, net of issuance costs                      11,850            --
     Proceeds from sale of preferred stock, net of issuance costs                   23,510            --
     Redemption of preferred stock                                                  (5,000)           --
                                                                                -----------    -----------

Net cash provided by financing activities                                           29,474           439
                                                                                -----------    -----------

Net increase (decrease) in cash and cash equivalents                                 9,415          (328)

Cash and cash equivalents at beginning of period                                       574           360
                                                                                -----------    -----------

Cash and cash equivalents at end of period                                        $  9,989      $     32
                                                                                ===========    ===========
Supplemental disclosure of non-cash flow information: Cash paid during the year for:
       Interest                                                                   $    209      $     16
                                                                                ===========    ===========

                         (Continues on following page.)


                               See accompanying notes to consolidated financial statements (unaudited).




                          I-TRAX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                         (Continues from previous page.)

                                                                               Three months    Three months
                                                                                  ended            ended
                                                                              March 31, 2004  March 31, 2003
                                                                             ---------------  --------------
Schedule of non-cash financing activities:

Reclassification of common stock warrants to paid in capital                      $  3,110              --
                                                                                -----------    -----------
Issuance of common stock in connection with conversion of promissory
  note and other settlement                                                       $     71              --
                                                                                ===========    ===========

Issuance of common stock in connection with conversion of debenture               $    747              --
                                                                                -----------    -----------
Beneficial conversion feature in connection with issuance of preferred
  stock                                                                           $ 33,180              --
                                                                                ===========    ===========

Issuance of common and preferred stock in connection with the                     $ 59,600              --
                                                                                ===========    ===========

Preferred stock dividend                                                          $     79              --
                                                                                ===========    ===========
Purchase of all capital stock of CHD Meridian and assumption of liabilities in the acquisition as follows:
    Fair value of non-cash tangible assets acquired                               $ 17,394              --
    Goodwill                                                                        57,063              --
    Customer list                                                                   22,235              --
    Other intangibles                                                                1,030              --
    Cash paid, net of cash acquired (includes $85 of transaction costs
      incurred in a prior period)                                                  (18,219)             --
    Common stock issued                                                            (49,600)             --
    Preferred stock issued                                                         (10,000)             --
                                                                                -----------    -----------
    Liabilities assumed                                                           $(19,903)
                                                                                ===========    ===========



    See accompanying notes to consolidated financial statements (unaudited).


                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1--ORGANIZATION

I-trax, Inc. (the "Company") was incorporated in the State of Delaware on September 15, 2000. On March 19, 2004, the Company consummated a merger with Meridian Occupational Healthcare Associates, Inc., a private company, which does business as CHD Meridian Healthcare ("CHD Meridian"). (See Note 3--Business Combination.)

Following the merger, the Company offers two categories of services: (1) on-site services such as occupational health, primary care, corporate health and pharmacy and (2) personalized health management programs.

The Company conducts its on-site services through CHD Meridian Healthcare, LLC, a Delaware limited liability company ("CHD Meridian LLC"), and its subsidiary companies, and its personalized health management programs through I-trax Health Management Solutions, LLC, a Delaware limited liability company, and I-trax Health Management Solutions, Inc., a Delaware corporation.

Physician services at the Company's on-site locations are provided under management agreements with affiliated physician associations, which are organized professional corporations that hire licensed physicians who provide medical services (the "Physician Groups"). The Physician Groups provide all medical aspects of the Company's on-site services, including the development of professional standards, policies and procedures. The Company provides a wide array of business services to the Physician Groups, including administrative services, support personnel, facilities, marketing, and non-medical services.

NOTE 2--INTERIM RESULTS AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-QSB and Item 310(b) of Regulation S-B promulgated under the Securities Exchange Act of 1934. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments necessary to present fairly the financial position as of March 31, 2004 and the results of the operations and cash flows for the three months ended March 31, 2004. The results for the three months ended March 31, 2004 do not include the operations of CHD Meridian even though the merger was consummated on March 19, 2004 because the Company and CHD Meridian agreed for accounting purposes to consolidate results of operations effective as of April 1, 2004. Accordingly, the results for the quarter ended March 31, 2004 are not indicative of the results to be expected for any subsequent quarter or the fiscal year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements of I-trax at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

Loss per common share is computed pursuant to SFAS No. 128, "Earnings Per Share." Basic loss per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock. As of March 31, 2004 and 2003, 5,822,929 and 3,863,604 shares issuable upon exercise of options and warrants, respectively, were excluded from the diluted loss per share computation, because their effect would be anti-dilutive.

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 2--INTERIM RESULTS AND BASIS OF PRESENTATION (continued)

These unaudited financial statements should be read in conjunction with the Company's audited financial statements and the financial statements of CHD Meridian and notes thereto for the year ended December 31, 2003 included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

For comparability, certain 2003 amounts have been reclassified and combined, where appropriate, to conform to the financial statement presentation used in 2004.

As stated above, the consolidated financial statements include the balance sheet of CHD Meridian LLC, its wholly owned subsidiaries, and the Physician Groups. The financial statements of the Physician Groups are consolidated with CHD Meridian LLC in accordance with the nominee shareholder model of EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." CHD Meridian LLC has unilateral control over the assets and operations of the Physician Groups.

Consolidation of the Physician Groups with CHD Meridian LLC, and consequently, the Company, is necessary to present fairly the financial position and results of operations of the Company. Control of the Physician Groups is perpetual and other than temporary because of the nominee shareholder model and the management agreements between the entities. The net tangible assets of the Physician Groups were not material at March 31, 2004. All significant intercompany accounts and transactions have been eliminated in consolidation.


NOTE 3--BUSINESS COMBINATION

On March 19, 2004, the Company merged with CHD Meridian, a privately held company and a leading provider of outsourced, employer-sponsored healthcare services to Fortune 1,000 companies.

Pursuant to the merger agreement, the Company, (1) issued 10,000,000 shares of common stock valued at $49,600,000 utilizing $4.96 per share, (2) issued 400,000 shares of convertible preferred stock (with each share convertible into 10 shares of common stock at a price of $2.50 per share or 4,000,000 shares in the aggregate) at $25 per share or $10,000,000 in the aggregate, and (3) paid approximately $25,508,000 to the CHD Meridian stockholders. Immediately following the closing of the merger, the Company also redeemed from former CHD Meridian stockholders that participated in the merger, pro rata, an aggregate of 200,000 shares of convertible preferred stock at its original issue price of $25 per share or $5,000,000. The Company has filed a registration statement with the Securities and Exchange Commission to register the common stock issued in the merger and issuable upon conversion of convertible preferred stock issued in the merger.

The former CHD Meridian stockholders will also receive additional shares of the Company's common stock if CHD Meridian, continuing its operations following the closing of the merger as CHD Meridian LLC, achieves calendar 2004 milestones for earnings before interest, taxes, depreciation and amortization (or EBITDA) as follows: If EBITDA equals or exceeds $8,100,000, the number of such additional common shares payable will be 3,473,280; the number of such shares increases proportionately up to a maximum of 3,859,200 additional shares of the Company's common stock if EBITDA equals or exceeds $9,000,000. In connection with this earn-out, the Company placed 3,859,200 shares in escrow.

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 3--BUSINESS COMBINATION (continued)

The Company funded the cash portion of the merger consideration by (1) selling 1,000,000 shares of convertible preferred stock at $25 per share (with each share convertible into 10 shares of common stock at a price of $2.50 per share), for gross proceeds of $25,000,000, and (2) drawing $12,000,000 under a new $20,000,000 senior secured credit facility with a national lender. (See Note 6 - Long Term Debt.)

In connection with the sale and issuance of the convertible preferred stock, the Company reported $34,440,000 as a deemed dividend to preferred stockholders representing the beneficial conversion value for the underlying common stock. The beneficial conversion value is the benefit realized by the preferred stockholder and is treated as a dividend on the convertible preferred stock solely for the purpose of computing earnings per share. The dividend is computed by multiplying (1) the difference between the market value of the underlying common stock at closing of the merger ($4.96 per share) and the conversion price ($2.50 per share) by (2) the number of shares of common stock into which the convertible preferred stock outstanding at the merger's effective time was convertible (14,000,000 shares).

The aggregate purchase price of $86,277,000 for this transaction is summarized as follows:

Fair value of tangible assets acquired (includes
    cash of $8,444,000)                                  $   25,852,000
Liabilities assumed                                         (19,903,000)
Goodwill                                                     57,063,000
Customer list                                                22,235,000
Other intangibles                                             1,030,000
                                                     -------------------
                                                         $   86,277,000
                                                     ===================

The acquisition was accounted for using the purchase method of accounting. The accompanying condensed consolidated financial statements, therefore, include only the closing balance sheet of CHD Meridian as of March 31, 2004.

The Company incurred acquisition costs of $1,169,000 that are included in the purchase price. In addition, $832,000 of transaction related bonuses and termination pay are included in the general and administrative expense item on the condensed consolidated statement of operations.


NOTE 4--GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the quarter ended March 31, 2004 is as follows:

                                              Total
                                         --------------

Balance as of January 1, 2004             $   8,424,000
Goodwill acquired during the quarter         57,063,000
                                         --------------
Balance as of March 31, 2004              $  65,487,000
                                         ==============

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4--GOODWILL AND INTANGIBLE ASSETS (continued)

The components of identifiable intangible assets, which are included in the consolidated balance sheet as of March 31, 2004, are as follows:




                                         Gross Carrying       Accumulated         Net Carrying
                                             Amount           Amortization           Amount
                                        -----------------    ---------------    -----------------
   Amortized intangible assets:
       Customer lists                        $  25,088,000      $   2,262,000        $  22,826,000
       Other intangibles                         3,731,000          1,437,000            2,294,000
                                        ------------------    ---------------    -----------------
   Total                                     $  28,819,000      $   3,699,000        $  25,120,000
                                        ==================    ===============    =================


Customer lists are amortized on a straight-line basis over the expected periods to be benefited, generally 12 - 15 years. Other intangible assets represents technology and deferred marketing costs, which are amortized on a straight-line basis over the expected periods to be benefited, generally 3 - 5 years.


NOTE 5--CONVERTIBLE DEBENTURE

During the first quarter of 2004, Palladin Opportunity Fund LLC converted the remaining balance of the debenture payable and accrued interest into common stock. Accordingly, the Company issued 427,106 shares of common stock for the conversion of principal and accrued interest amounting to $747,000.

Interest expense associated with the convertible debenture amounted to $368,000 for the three months ended March 31, 2004. This amount includes $362,000 that represents the accretion to interest expense for the discount of the value assigned to the warrants issued to the debenture holder and the beneficial conversion value at date of issuance.


NOTE 6--LONG TERM DEBT

On March 19, 2004, in connection with the CHD Meridian acquisition, the Company obtained a $20,000,000 senior secured credit facility from a national lender that expires on April 1, 2007. The credit facility has a $6,000,000 term loan commitment with a $14,000,000 revolving credit commitment, which is reduced by letter of credit liabilities.

The credit facility is secured by substantially all of the Company's assets. At any time prior to June 1, 2004, the borrowings under the revolving credit commitment may not exceed $10,000,000. From June 1, 2004 until November 1, 2005, the borrowings under the revolving credit commitment may not exceed 80% of eligible receivables plus 50% of eligible fixed assets. Borrowings, at the Company's election, may be either Base rate or Eurodollar rate loans. Base rate loans bear interest at the prime rate as published from time to time, plus up to 0.75% per annum depending on the Company's debt service coverage ratios. Eurodollar rate loans bear interest at the Eurodollar rate plus up to 3.0% per annum likewise depending on the Company's debt service coverage ratios.

As of March 31, 2004, the Company had outstanding $6,000,000 under the term loan, $2,000,000 of which is classified as short term and $4,000,000 of which is classified as long term, and $6,000,000 under the revolving credit commitment, which is classified as long term, and an aggregate of $3,250,000 under letters of credit.

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6--LONG TERM DEBT (continued)

The credit facility includes certain financial covenants customary for the amount and duration of this commitment. As of the date of this filing, the Company was in compliance with all such covenants. The Company is required to make twelve principal installment payments of $500,000 each quarter beginning on July 1, 2004.

In addition to funding the merger and related costs, a portion of the proceeds from the credit facility was used by the Company to repay $280,000 in related party loans and $944,000 in principal and interest for all other outstanding promissory notes.


NOTE 7--COMMITMENTS AND CONTINGENCIES

Litigation

CHD Meridian is a defendant in two lawsuits seeking a return of approximately $920,000 in payments received in the ordinary course of business from two clients that filed for protection under bankruptcy laws during 2002 and 2003. The Company believes that amounts received are rightfully the Company's property; however, the outcome of these lawsuits cannot be determined.

CHD Meridian is also involved in certain legal actions and claims on a variety of matters related to the normal course of business. Management believes that such legal actions will not have a material effect on the results of operations or the financial position of the Company.

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

Significant Customers

As of March 31, 2004, three customers of CHD Meridian represented 39% of CHD Meridian's and the Company's accounts receivable as reflected on the Company's condensed consolidated balance sheets.

For the three months ended March 31, 2004, one customer of the Company accounted for 33% of the Company's revenue as reflected on the Company's condensed consolidated statement of operations (which exclude any CHD Meridian revenue). For the three months ended March 31, 2003, one customer of the Company accounted for 43% of the Company's revenue as reflected on the Company's condensed consolidated statements of operations (which exclude any CHD Meridian revenue).

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 7--COMMITMENTS AND CONTINGENCIES (continued)

Significant Customers (continued)

For the three months ended March 31, 2004, one customer of the Company accounted for 10% of the Company's revenue on a pro forma basis as if the merger had been effective as of January 1, 2004.

Risk Sharing Contracts

The Company enters into risk sharing contracts with some customers in certain disease management arrangements. These contracts are generally for terms of three to five years and provide that a percentage of the Company's fees may be refunded to the customer if the Company does not save the customer a pre-determined percentage of the expenses incurred by individuals whose health is managed by the Company. As of March 31, 2004, the Company was a party to one such contract, but no risk revenue was generated during the quarter.


NOTE 8--STOCKHOLDERS' EQUITY

Preferred Stock

The Company has 2,000,000 authorized shares of preferred stock. As of March 31, 2004, the Company had issued and outstanding 1,200,000 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is convertible into common stock at a conversion price of $2.50 per share. Holders of Series A Convertible Preferred Stock may convert such shares into common stock at any time. The Series A Convertible Preferred Stock has a liquidation preference of $25 per share (the original purchase price). The Series A Convertible Preferred Stock accrues, from issuance, dividends at a rate of 8% per year on the $25.00 per share original issue price. Dividends will only be payable upon the Company's liquidation or conversion of the Series A Convertible Preferred Stock into common stock and will be payable, at the Company's option, in cash or common stock. For the three months ended March 31, 2004, the Company recorded approximately $79,000 in accrued dividends.

The placement agents of the Series A Convertible Preferred Stock sold to fund the acquisition of CHD Meridian received a commission of $1,490,000 and warrants to acquire 492,000 shares of common stock exercisable at $2.50 per share. Such warrants were valued at $1,600,000 utilizing the Black-Scholes valuation model. The amount of the cash paid and the value of the warrants have been classified as a cost of equity in the condensed consolidated statement of stockholders' equity.

Common Stock

The Company has 100,000,000 authorized shares of common stock. As of March 31, 2004, the Company had issued and outstanding 24,581,421 shares, which excludes 3,859,200 shares held in escrow for the CHD Meridian earn out.

Warrants

Under the terms of a private placement completed during October 2003, the Company filed a registration statement under the Securities Act of 1933, as amended, covering the resale of the common stock and the common stock underlying warrants issued in the private placement. The Securities and Exchange Commission declared the registration statement effective on February 17, 2004.

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8--STOCKHOLDERS' EQUITY (continued)

Warrants (continued)

In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock," upon issuance of the warrants, the Company recorded a liability in the amount of the fair value of $2,459,000 for warrants to acquire 890,000 shares of common stock. The Company recorded an additional liability, with a corresponding charge to operations, of $301,000 and $350,000 on December 31, 2003 and February 17, 2004, respectively, associated with the increase in fair value of the warrants. The warrants were accounted for as a liability, with an offsetting reduction to additional paid-in capital received in the private placement. The warrant liability has been reclassified to equity as of February 17, 2004, the effective date of the registration statement, evidencing the non-impact of these adjustments on the Company's financial position and business operations.

The fair value of the warrants was estimated using the Black-Scholes valuation model with the following assumptions: no dividends; risk-free interest rate of 4%; the contractual life of 5 years and volatility of 112%. The fair value of the warrants was estimated to be $2,760,000 and $3,110,000 at December 31, 2003 and February 17, 2004, respectively.

The adjustments required by EITF 00-19 were triggered by the terms of the private placement subscription agreement, which imposed penalties if the Company did not timely register the common stock underlying the warrants issued in the private placement. The Securities and Exchange Commission declared the related registration statement effective within the contractual deadline and the Company incurred no penalties. The adjustments for EITF 00-19 had no impact on the Company's working capital, liquidity or business operations.

The following table summarizes the Company's activity as it relates to its warrants for the three months ended March 31, 2004:

                                                          Shares Underlying
                                                               Warrants
                                                          -----------------

         Balance outstanding at January 1, 2004                  3,351,372
         Quarter ended March 31, 2004:
                  Granted                                          492,000
                  Exercised                                       (179,278)
                                                          -----------------
         Balance outstanding at March 31, 2004                   3,664,094
                                                          =================

Warrants issued during the three months ended March 31, 2004 are exercisable at $2.50 per share. Such warrants were valued at $1,600,000 and recorded as a cost of equity because they were granted to placement agents in connection with sales of convertible preferred stock.

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8--STOCKHOLDERS' EQUITY (continued)

Stock Options

The table below summarizes the activity in the Company's stock option plans for the quarter ended March 31, 2004:



                                                                            Non-Plan
                                                    Non-Qualified        Non-Qualified
                             Incentive Options        Options               Options          Total
-----------------------------------------------------------------------------------------------------
   Outstanding as of
   January 1, 2004                   652,941          795,973              669,000         2,117,914
   Granted                            70,921               --                   --            70,921
   Exercised                              --               --                   --                --
   Forfeited/Expired                      --         (30,000)                   --          (30,000)
                            -------------------------------------------------------------------------
   Outstanding as of
   March 31, 2004                    723,862          765,973              669,000         2,158,835
                            =========================================================================
   Vesting Dates:
         December 31, 2004           172,045          170,998              177,496           520,539
         December 31, 2005           153,618           82,665              101,665           337,948
         December 31, 2006            98,728           50,004               75,006           223,738
         December 31, 2007             5,912               --                   --             5,912
         December 31, 2008                --               --               20,000            20,000
                Thereafter                --               --                   --                --



As of March 31, 2004, an aggregate of 1,050,698 of exercisable plan and non-plan options, with exercise prices ranging from $.005 to $10.00, were outstanding.

The weighted average fair value of options granted during the quarter ended March 31, 2004 amounted to $4.42.

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

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 8--STOCKHOLDERS' EQUITY (continued)

Had the Company determined compensation expense based on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company's net loss per share would have been increased to the following pro forma amounts:



                                                      For the three   For the three
                                                       months ended   months ended
                                                     March 31, 2004   March 31, 2003
                                                      -----------      -----------

Net loss as reported                                  $(2,704,000)     $  (964,000)

Add back intrinsic value of the options issued to              --               --
employee and charged to operations                             --               --

Deduct total stock based employee compensation
expense determined under fair value based methods
for all awards                                         (3,586,318)        (710,000)
                                                      -----------      -----------

Pro forma net loss                                    $(6,290,318)     $(1,674,000)
                                                      ===========      ===========

Basic and diluted net loss per share as reported      $     (2.41)     $      (.10)

Pro forma basic and diluted net loss per share        $     (2.64)     $      (.18)



The above pro forma disclosure may not be representative of the effects on reported net operations for future years as options vest over several years and the Company may continue to grant options to employees.

The fair market value of each option grant is estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

                  Dividend yield                       0.00%
                  Expected volatility                  112%
                  Risk-free interest rate              4%
                  Expected life                        5 years

Securities and Exchange Commission Registration

Pursuant to the terms of the merger agreement between the Company and CHD Meridian, on April 19, 2004 the Company filed a registration statement under the Securities Act of 1933, as amended, covering the resale of (1) the common stock issued in the merger, (2) the common stock underlying the convertible preferred stock issued in the merger and the related financing, and (3) the common stock issuable upon exercise of warrants issued to the placement agents in connection with the merger.

NOTE 9--SUBSEQUENT EVENTS

During the first quarter of 2004, CHD Meridian formed a Risk Retention Group ("RRG") licensed in the State of Vermont for the purposes of self insuring a portion of the merged companies' professional and general liability insurance. RRG was capitalized with $2,000,000 in cash and a $1,000,000 letter of credit under the Company's credit facility. RRG expects to begin issuing policies to the Company in May 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations of I-trax, Inc. and its subsidiaries should be reviewed in conjunction with our financial statements and related notes appearing on the preceding pages as well as our audited financial statements and related notes incorporated in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

         I-trax is a combination of two companies that merged on March 19, 2004:
I-trax, Inc. and Meridian Occupational Healthcare Associates, Inc., which does business as CHD Meridian Healthcare. Accordingly, this quarterly report on Form 10-QSB describes the business of the merged companies. Nonetheless, for accounting purposes, the consolidation of results of operations of the two constituent companies was effective April 1, 2004. As a result, the results for the three months ended March 31, 2004 do not include the operations of CHD Meridian Healthcare and, therefore, are not indicative of the results to be expected for subsequent quarters or the fiscal year ending December 31, 2004. The financial statements included herein and discussed below do, however, include the combined balance sheets of both companies.

         The following discussion also contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. In order for I-trax to utilize the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by important factors, which are set forth below and in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, and consequently, actual operations and results may differ materially from those expressed in such forward-looking statements. The most important of these factors is our ability successfully to integrate our operations and health management programs with the operations and services of CHD Meridian Healthcare and successfully introduce to our marketplace our combined products and services.

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. In our opinion, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments necessary to present fairly the financial position as of March 31, 2004 and the results of the operations and cash flows for the three months ended March 31, 2004. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the covered periods. We base our estimates and judgments on our historical experience and on various other factors that we believe are reasonable under the circumstances. We evaluate our estimates and judgments, including those related to revenue recognition, bad debts, and goodwill and other intangible assets on an ongoing basis. Notwithstanding these efforts, there can be no assurance that actual results will not differ from the respective amount of those estimates.

I-trax and CHD Meridian Healthcare Business Description

         As a merged company, we offer two categories of services, which can be integrated or blended as necessary or appropriate based on each client's needs. The first category includes on site services such as occupational health, primary care, corporate health and pharmacy, which were historically offered by CHD Meridian Healthcare. The second category includes personalized health management programs, which were historically offered by I-trax. Each of these services is described in greater detail below.

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

         CHD Meridian Healthcare's Historic Business - Services Delivered At or Near the Work Site

         Occupational Health Services. We provide professional staffing and management of on-site health facilities that address the occupational health, workers' compensation injuries, and minor illness needs of the employer's workforce. These programs are designed to operate across the entire array of occupational health regulatory environments and emphasize work-related injury cost-reduction, treatment, medical surveillance or testing, disability management, case management, return-to-work coordination, medical community relations or oversight, on-site physical therapy, injury prevention, and ergonomic assessment and intervention. Our health programs improve compliance with treatment protocols and drug formularies, enhance employee productivity, and allow for greater employer control of occupational health costs. We currently operate 77 occupational health facilities.

         Primary Care Services. We operate employer-sponsored health centers designed to integrate with the employer's existing healthcare plans. In such arrangements, employers contract with us directly for primary care health services and in the process regain control of costs, quality and access. Each health center generally services a single employer and offers health management programs addressing the primary care needs of the employee base, including optometry services and limited prevention and disease management programs. A significant number of our clients also combines our health centers with a dedicated pharmacy. We also offer customized solutions by establishing and managing healthcare provider networks and absence management, including non-work related case management and disability management. Our physicians, nurses, and other staff are dedicated to the customer's employee population, allowing employees, retirees, and their dependents to receive cost-effective, high quality, accessible and convenient care. We currently operate 17 primary care centers.

         Pharmacy Services. We operate employer-sponsored pharmacies that offer prescription services exclusively to the client's covered population. By leveraging prescription volume across our client base and procuring pharmaceuticals as a captive class of trade, we purchase products at considerable savings for our clients, thus significantly and positively affecting what we understand is one of our clients' fastest-growing healthcare cost categories. Our pharmacy services also use sophisticated information technologies. These technologies may be integrated with each client's existing pharmacy management programs and plans, and improve employees' prescription fulfillment convenience. We currently operate 24 pharmacies, including those operating in conjunction with our primary care centers.

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

         Technology Solutions. All technology components of our Health-e-LifeSM Program use a single data platform--Medicive(R) Medical Enterprise Data System--a proprietary software architecture developed to collect, store, sort, retrieve and analyze a broad range of information used in the healthcare industry.

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

         Interventions and Clinical Expertise. The Health-e-LifeSM Program includes personalized health and disease interventions for individuals who suffer from, or are at high risk for, active or chronic disease and tailored programs for individuals who are at low risk. Depending on the individual's level of risk, our custom tailored interventions include self-help programs available through the web or person-assisted programs administered through our Care Communications Center. All interventions include lifestyle and risk reduction programs that follow evidence-based clinical guidelines to optimize health, fitness, productivity and quality of life.

         The Health-e-LifeSM Program currently includes interventions for a number of specific chronic conditions, including congestive heart failure, coronary artery disease, asthma, diabetes, cancer management, cystic fibrosis, lower back pain, and chronic obstructive pulmonary disease.

         Care  Communications  Center.  A vital  component of our program is our
Care Communications Center, which is staffed with trained nurses and other healthcare professionals 24 hours per day, 7 days per week. Through the Care Communications Center, we effect targeted interventions to improve the health management of the populations we serve. The Care Communications Center helps each member or employee of our client make informed decisions about his or her health and provides ongoing support for those with chronic diseases. Our demand management and nurse triage services incorporate nationally recognized, evidence-based clinical guidelines to increase compliance by caregivers and consumers with best practices.

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

         We also believe that with a nominal increase in variable costs, the merged companies can offer to CHD Meridian Healthcare's historic clients the value added benefit of our Health-e-LifeSM Program and, with respect to certain of these clients, can successfully negotiate participation in future medical cost savings that may result from the merged companies' services.

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

Corporate Overview; Acquisition of CHD Meridian Healthcare

         I-trax was incorporated in Delaware on September 15, 2000 at the direction of the board of directors of I-trax Health Management Solutions, Inc., or Health Management, I-trax's then parent company. On February 5, 2001, I-trax became the holding company of Health Management at the closing of a re-organization. The holding company structure has allowed us greater flexibility in our operations as well as expansion and diversification plans, including the acquisition of CHD Meridian Healthcare and WellComm Group, Inc.

         On March 19, 2004 we finalized the acquisition of CHD Meridian Healthcare pursuant to a merger agreement dated as of December 26, 2003, as amended, by and among CHD Meridian Healthcare, I-trax and two I-trax subsidiaries. Under the merger agreement, we delivered to CHD Meridian Healthcare stockholders 10,000,000 shares of I-trax common stock, 400,000 shares of I-trax Series A Convertible Preferred Stock, each of which is convertible into 10 shares of I-trax common stock, and paid $25,508,000 in cash. Immediately prior to the merger, CHD Meridian Healthcare also redeemed certain of its then outstanding shares of common stock and options to purchase common stock for which it paid approximately $9,492,000 in the aggregate. Further, if CHD Meridian Healthcare, continuing its operations following the closing of the merger as a subsidiary of I-trax, achieves calendar 2004 milestones for earnings before interest, taxes, depreciation and amortization, or EBITDA, additional common shares will be payable as follows: If EBITDA equals or exceeds $8.1 million, the number of such additional I-trax common shares payable will be 3,473,280; the number of such shares increases proportionately up to a maximum of 3,859,200 such additional I-trax common shares if EBITDA equals or exceeds $9.0 million. Any escrowed shares that are not released will be returned to I-trax for cancellation. Further, the escrowed shares are not deemed outstanding for accounting purposes until released.

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

         In connection with the sale and issuance of Series A Convertible Preferred Stock, we reported $34,440,000 as a dividend to preferred stockholders representing the beneficial conversion value for the underlying common stock. The beneficial conversion value is the benefit realized by the preferred stockholder and is treated as a dividend on the convertible preferred stock solely for the purpose of computing earnings per share. The dividend is computed by multiplying (1) the difference between the market value of the underlying common stock at closing of the merger ($4.96 per share) and the conversion price ($2.50 per share) by (2) the number of shares of common stock into which the convertible preferred stock outstanding at the merger's effective time was convertible (14,000,000 shares).

         The estimated purchase price we paid for CHD Meridian Healthcare, valuing our common stock at $4.96 per share as of March 19, 2004, the date of acquisition, and before the issuance of any of the earn-out shares, is approximately $86,277,000, including $1,169,000 in transaction costs recorded as goodwill. The acquisition was accounted for as a purchase. As such, the purchase price has been preliminarily allocated to the estimated fair values of the assets acquired and liabilities assumed. If the escrow shares are paid to former CHD Meridian Healthcare in accordance with the terms of the merger agreement, the purchase price of the acquisition will increase, and the additional purchase price will also be allocated to the estimated fair values of the assets acquired and liabilities assumed. We have obtained an independent third-party preliminary valuation of the acquired intangible assets.

I-trax Results of Operations

         The following discussion of results of operations is limited to the historical business of I-trax in effect as of March 31, 2004. We will commence reporting financial results that include CHD Meridian Healthcare operations beginning as of April 1, 2004. When we begin to report CHD Meridian Healthcare revenue, operational expenses, general and administration expenses, depreciation and amortization expenses and interest expense will also increase.

         Three Months ended March 31, 2004 Compared to Three Months ended March 31, 2003

         Revenue for the three months ended March 31, 2004 was $1,447,000, a decrease of $169,000 or 10% from $1,616,000 for the three months ended March 31, 2003. The decrease is directly related to a change in our business model from technology sales to total population health management solutions. Technology revenue decreased from $915,000 for the three months ended March 31, 2003 to approximately $500,000 for the three months ended March 31, 2004, but the decrease was partially offset by a service revenue increase from $701,000 for the three months ended March 31, 2003 to $947,000 for the three months ended March 31, 2004.

         Operating expenses, which represent our call center costs, amounted to $697,000 for the three months ended March 31, 2004, an increase of $136,000 or 24% from $561,000 for the three months ended March 31, 2003. The increase is primarily attributable to the ramp-up of personnel required to service our prevention and care services contracts.

         General and administrative expenses, which represent our corporate costs, increased from $1,004,000 for the three months ended March 31, 2003 to $2,021,000 for the three months ended March 31, 2004. The increase of $1,017,000 is primarily attributable to expenses related to the CHD Meridian Healthcare acquisition, including approximately $498,000 for bonuses granted to certain individuals instrumental in completing the CHD Meridian Healthcare acquisition and a one-time charge of approximately $334,000 for termination pay associated with two departing executives. The balance of the increase of $185,000 includes general corporate expenses comprised of professional fees, exchange listing and investor relations fees and costs associated with business development travel.

         Depreciation and amortization expenses were $435,000 for the three months ended March 31, 2004, as compared to $437,000 for the three months ended March 31, 2003.

         Interest expense for the three months ended March 31, 2004 was $613,000, representing an increase of $292,000 or 91% from $321,000 for the three months ended March 31, 2003. For the three months ended March 31, 2004, interest expense includes a charge of $573,000 attributable to the unamortized portion of the discount and beneficial conversion value associated with the convertible debenture and certain other promissory notes. The discount amount is expensed because the convertible debenture was converted into common stock and the promissory notes were repaid during March 2004.

         Amortization of financing costs for the three months ended March 31, 2004 was $35,000 representing a decrease of $22,000 or 39% from $57,000 for the three months ended March 31, 2003. As of March 31, 2004, these financing costs are fully amortized.

         Other expense for the three months ended March 31, 2004, represents a one-time non-cash charge of $350,000 associated with the warrants to acquire common stock issued in a private placement completed during October 2003. The charge represents the increase in the value of the common stock underlying the warrants up until the effective time of a registration statement we filed with the Securities and Exchange Commission to register the underlying shares. The initial value of the warrants was recorded as a liability and any fluctuation in the value was passed through the statement of operations. Once the registration became effective, any balance in the liability account was reclassified to equity. The registration became effective during February 2004, and accordingly, we reclassified $3,110,000 of liability into equity. Other expense for the three months ended March 31, 2003, reflects a charge of $200,000 in connection with the termination in January 2003 of our agreement to acquire DxCG, Inc., a Boston-based predictive modeling company. This sum was paid to DxCG following DxCG's termination of the merger agreement because certain conditions to closing, including third party financing for the cash portion of the purchase price, were not satisfied.

         For the three months ended March 31, 2004, our net loss was $2,704,000, as compared to a net loss of $964,000 for the three months ended March 31, 2003. Net loss for the three months ended March 31, 2004, however, includes non-cash and merger related expenses of $1,755,000, comprised of: (1) $573,000 in non-cash interest expense attributable to the unamortized discount and beneficial conversion value of a previously outstanding convertible debenture and certain other promissory notes which were converted into common stock in March 2004; (2) $350,000 of non-cash charges related to an increase in the fair market value of common stock underlying warrants issued in a private placement completed during October 2003; and (3) $832,000 of merger related costs, which were included in general and administrative expense.

I-trax and CHD Meridian Healthcare Pro Forma Results of Operations

         The following are our unaudited pro forma results of operations giving effect to the acquisition of CHD Meridian Healthcare as though the transaction had occurred on January 1, 2003, excluding transaction costs of $1,938,000 and $832,000 included in the CHD Meridian Healthcare and I-trax statements of operations, respectively.

                                            Three months        Three months
                                                ended               ended
                                           March 31, 2004      March 31, 2003
                                          ----------------    ----------------

            Net revenue                     $  30,829,000       $  29,030,000
                                          ----------------    ----------------

            Operating income                     (112,000)            720,000
                                          ----------------    ----------------

            Net loss                        $  (1,261,000)       $   (202,000)
                                          ================    ================

            Loss per common share                    (.05)               (.01)
                                          ================    ================

Liquidity and Capital Resources

         Working Capital

         As of March 31, 2004, we had working capital of $4,492,000. We believe that we have sufficient working capital to run our business and continue to expand our client base.

         On March 19, 2004, in connection with the CHD Meridian Healthcare acquisition, we obtained a $20,000,000 senior secured credit facility from a national lender that expires on April 1, 2007. The credit facility has a $6,000,000 term loan commitment with a $14,000,000 revolving credit commitment, which is reduced by letter of credit liabilities.

         The credit facility is secured by substantially all of our assets. At any time prior to June 1, 2004, the borrowings under the revolving credit commitment may not exceed $10,000,000. From June 1, 2004 until November 1, 2005, the borrowings under the revolving credit commitment may not exceed 80% of eligible receivables plus 50% of eligible fixed assets. Borrowings, at our election, may be either Base rate or Eurodollar rate loans. Base rate loans bear interest at the prime rate as published from time to time, plus up to 0.75% per annum depending on our debt service coverage ratios. Eurodollar rate loans bear interest at the Eurodollar rate plus up to 3.0% per annum likewise depending on our debt service coverage ratios.

         As of March 31, 2004, we had outstanding $6,000,000 under the term loan, $2,000,000 of which is classified as short term and $4,000,000 of which is classified as long term, and $6,000,000 under the revolving credit commitment, which is classified as long term, and an aggregate of $3,250,000 under letters of credit. We are required to make twelve principal installment payments of $500,000 each quarter beginning on July 1, 2004.

         The credit facility includes certain financial covenants customary for the amount and duration of this commitment. As of the date of this filing, we were in compliance with all such covenants.

         Sources and Uses of Cash

         Cash used for operations was $1,756,000 and $576,000 for the three months ended March 31, 2004 and March 31, 2003, respectively. This increase in use of cash for operations is partially the result of the increase in accounts receivable related to a single customer. The full balance owed by such customer was collected in April

2004. Effective April 1, 2004, with the inclusion of CHD Meridian Healthcare's operations, we expect to generate positive cash flows from operations.

         During the three months ended March 31, 2004, we received funds from selling 1,000,000 shares of Series A Convertible Preferred Stock for
$25,000,000, before commission expenses and other transaction costs, which amounted to approximately $2,575,000 in the aggregate. We also received funds from borrowings of $12,000,000 from our newly established senior secured credit facility with a national lender. These funds were primarily used to fund $30,508,000 required for the cash portion of the CHD Meridian Healthcare acquisition, including the $5,000,000 redemption of preferred stock issued directly to the CHD Meridian Healthcare stockholders and for working capital.

         In addition to funding the merger and related costs, we used a portion of the proceeds from the credit facility to repay $280,000 in related party loans and $944,000 in principal and interest for all other outstanding promissory notes.

         During the first quarter of 2004, Palladin Opportunity Fund LLC converted the remaining balance of the debenture payable and accrued interest into common stock. Accordingly, the Company issued 427,106 shares of common stock for the conversion of principal and accrued interest amounting to $747,000.

         Material Commitments

         The following schedule summarizes the contractual lease obligations of I-trax and CHD Meridian Healthcare by the indicated period as of December 31, 2003:



   For the year ending         I-trax          CHD Meridian           Total
   December 31:                                 Healthcare
   ----------------------   ---------------   ---------------     -------------

            2004               $   206,000      $  1,217,000       $  1,423,000
            2005                   119,000           909,000          1,028,000
            2006                    56,000           850,000            906,000
            2007                    24,000           735,000            759,000
            2008                        --           651,000            651,000
            Thereafter                  --           574,000            574,000
                            ---------------   ---------------     -------------
   Total future payments       $   405,000      $  4,936,000       $  5,341,000
                            ===============   ===============     =============


Critical Accounting Policies

         The following critical accounting policies concern the business of I-trax at March 31, 2004. The policies will be reassessed effective as of April 1, 2004 when we begin to report revenue, expenses and other financial information concerning CHD Meridian Healthcare.

         Impairment of Goodwill and Intangible Assets

         We operate in an industry that is rapidly evolving and extremely competitive. It is reasonably possible that our accounting estimates, with respect to the useful life and ultimate recoverability of our carrying basis of goodwill and intangible assets, could change in the near term and that the effect of such changes on the financial statements could be material.

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

         We license our software products for a specific term or on a perpetual basis. Most of our license contracts also require maintenance and support. We apply the provisions of Statement of Position 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is not incidental, we do not unbundle our fee and, accordingly, do not apply separate accounting guidance to the hardware and software elements. For hardware transactions where software is not involved, we apply the provisions of Staff Accounting Bulletin 101 "Revenue Recognition." In addition, we apply the provisions of Emerging Issues Task Force Issue No. 00-03 "Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity's Hardware" to our hosted software service transactions.

         We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured. Delivery generally occurs when the product is delivered to a common carrier.

         We assess collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

         For arrangements with multiple obligations (for example, undelivered maintenance and support), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. Accordingly, we defer revenue in the amount equivalent to the fair value of the undelivered elements.

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

         We also enter into risk-sharing contracts. These contracts are generally for a term of three to five years, provide for automatic renewal, and may provide that a percentage of our fee is refundable ("performance based") based on achieving a targeted percentage reduction in a customer's healthcare costs.

Material Equity Transactions

         In the quarter ended March 31, 2004, we executed equity transactions with unrelated parties in connection with the CHD Meridian Healthcare merger and related financing. We believe that we have valued all such transactions pursuant to the various accounting rules and that they ultimately represent the economic substance of each transaction. Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Corporate Overview; Acquisition of CHD Meridian Healthcare," "Liquidity and Capital Resources - Sources and Uses of Cash" and Part II, "Item 2-Changes in Securities."

Item 3.  Controls and Procedures

         Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2004, which is the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our consolidated subsidiaries' other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

         There were no changes that occurred during the fiscal quarter ended March 31, 2004 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         I-trax, through its acquisition of CHD Meridian Healthcare, is a party to certain legal actions and claims on a variety of matters incidental to the merged companies' ordinary course business. No such action or claim exceeds 10% of the merged companies' current assets.

Item 2.  Changes in Securities and Small Business Issuer's Purchases of
         Securities

Changes in Securities

         We acquired CHD Meridian Healthcare effective March 19, 2004 in a two-step merger transaction pursuant to a Merger Agreement dated as of December 26, 2003, as amended. To acquire CHD Meridian Healthcare common stock, we issued a total of 10,000,000 shares of common stock and 400,000 shares of our Series A Convertible Preferred Stock (200,000 of which were subsequently redeemed) to 22 CHD Meridian Healthcare stockholders and deposited 3,859,200 shares of our common stock into escrow. Each share of Series A Convertible Preferred Stock is convertible into 10 shares of our common stock at an initial conversion price of $2.50 per share. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, or Securities Act.

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

         On February 25, 2003, an investor exercised warrants to acquire 24,278 shares of our common stock at an exercise price of $0.75 per share. In lieu of paying the exercise price in cash, the investor used the warrants' cashless exercise feature, so that the investor received 19,922 shares of our common stock and surrendered to us for cancellation 4,356 shares of our common stock. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act.

         On March 9, 2004, an investor exercised warrants to acquire 10,000 shares of our common stock by paying the exercise price of $3.00 per share. The investor is an accredited investor. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act.

         On March 22, 2004, an investor exercised warrants to acquire 125,000 shares of our common stock at an exercise price of $1.50 per share. In lieu of paying the exercise price in cash, the investor used the warrants' cashless exercise feature, such that the investor received 82,536 shares of our common stock and surrendered to us for cancellation 42,464 shares of our common stock. The investor is an accredited investor. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act.

         On March 22, 2004, two investors exercised warrants to acquire 10,000 shares of our common stock each at an exercise price of $1.76 per share. In lieu of paying the exercise price in cash, each investor used the warrants' cashless exercise feature, such that each investor received 6,014 shares of our common stock and each surrendered to us for cancellation 3,986 shares of our common stock. Each of the investors is an accredited investor. In undertaking these issuances, we relied on an exemption from registration under Section 4(2) of the Securities Act.

         On various dates between February 9 and March 15, 2004, an investor converted amounts outstanding under a debenture into 427,106 shares of our common stock at the conversion price of $1.75 per share. The investor is an accredited investor. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act.

         Effective March 31, 2004, an investor converted amounts outstanding under a convertible promissory note into 70,532 shares of our common stock at the conversion price of $1.50 per share. The investor is an accredited investor. In undertaking this issuance, we relied on an exemption from registration under
Section 4(2) of the Securities Act.

Purchases of Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         We held a special meeting of stockholders in Philadelphia, Pennsylvania on March 17, 2004. Of the 13,952,376 shares outstanding as of the record date, 9,024,235 shares were present or represented by proxy at the meeting. At this meeting the following actions were voted upon:

         (1) To approve the issuance of up to 13,859,200 shares of our common stock and 400,000 shares of our Series A Convertible Preferred Stock in connection with the merger agreement among I-trax, CHD Meridian Healthcare and two I-trax subsidiaries:

                  For                  Against               Abstain
          --------------------- ----------------------- -------------------
               8,999,195                2,840                 22,200

         (2) To approve the merger of DCG Acquisition, Inc., a wholly owned subsidiary of I-trax, with and into CHD Meridian Healthcare:

                  For                  Against               Abstain
          --------------------- ----------------------- -------------------
               9,008,795                2,500                 12,940

         (3) To approve the sale of up to 1,100,000 shares of Series A Convertible Preferred Stock:

                  For                  Against               Abstain
          --------------------- ----------------------- -------------------
               8,994,795                16,740                12,700

         (4) To ratify and approve the issuance, in a private placement that closed on October 31, 2003, of 1,400,000 shares of common stock and warrants to purchase 840,000 shares of common stock and approval of the issuance of the 840,000 shares of common stock upon the exercise of such warrants:

                  For                  Against               Abstain
          --------------------- ----------------------- -------------------
               8,936,970                45,740                41,525


Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1 Lease Agreement dated January 2002 between Burton Hills IV Partnership and Meridian Occupational Healthcare Associates, Inc., d/b/a CHD Meridian Healthcare.

         31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         We filed a current report on Form 8-K under Items 5 and 7 with the Securities and Exchange Commission on February 3, 2004 to disclose certain material information about the proposed CHD Meridian Healthcare acquisition, including the consolidated financial statements of CHD Meridian Healthcare for the nine months ended September 30, 2003 and 2002 and the pro forma condensed combined financial statements of I-trax and CHD Meridian Healthcare for the nine months ended September 30, 2003 and the year ended December 31, 2002.

         We furnished a current report on Form 8-K under Items 7, 9 and 12 to the Securities and Exchange Commission on March 25, 2004 to report results of operations and financial condition and certain Regulation FD disclosures.

         We filed a current report on Form 8-K under Items 2 and 7 with the Securities and Exchange Commission on March 30, 2004 to report the acquisition of CHD Meridian Healthcare.

                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  I-TRAX, INC.

Date: May 13, 2004                            By: /s/  Frank A. Martin
                                                  ----------------------------
                                               Name:   Frank A. Martin
                                              Title:   Chief Executive Officer