Form 10KSB/A
period 2003-12-31
I TRAX INC
filed 2004-06-03
CIK 1110189

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-KSB/A


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                  For the fiscal year ended: December 31, 2003

[ ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission File Number: 0-30275

                                  I-TRAX, INC.
                   ------------------------------------------
                 (Name of small business issuer in its charter)



                Delaware                                  23-3057155
-----------------------------------------   ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)


            One Logan Square
     130 N. 18th Street, Suite 2615
       Philadelphia, Pennsylvania                         19103
-----------------------------------------   ------------------------------------
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

Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No






                                  I-TRAX, INC.

                    FORM 10-KSB/A AMENDMENT TO ANNUAL REPORT

                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS
Item                                                                                                      Page No.

                                     PART I
1.       Description of Business............................................................................ 1
2.       Description of Properties..........................................................................16
3.       Legal Proceedings..................................................................................17
4.       Submission of Matters to a Vote of Security Holders................................................17


                                     PART II

5.       Market for Common Equity, Related Stockholder Matters
              and Small Business Issuer Purchases of Equity Securities......................................18
6.       Management's Discussion and Analysis of Financial Condition and Results of Operations..............21
7.       Financial Statements...............................................................................31
8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............98
8A.      Controls and Procedures............................................................................98


                                    PART III

9.       Directors, Executive Officers, Promoters and Control Persons; Compliance with
         Section 16(a) of the Exchange Act .................................................................98
10.      Executive Compensation.............................................................................98
11.      Security Ownership of Certain Beneficial Owners and Management and
              Related Stockholder Matters...................................................................98
12.      Certain Relationships and Related Transactions.....................................................98
13.      Exhibits and Reports on Form 8-K...................................................................99
14.      Principal Accounting Fees and Services............................................................101








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


         As the result of the merger, we believe we are the nation's largest provider of on-site corporate health management services. Our health management services are designed to allow employers to contract directly for a wide range of employee healthcare needs. We can deliver these services at or near the client's work site by opening, staffing and managing a clinic or pharmacy dedicated to the client and its employees, or remotely by using the Internet and our state-of-the-art Care Communications Center staffed with trained nurses and other healthcare professionals 24 hours per day, 7 days per week. Our array of services provides each client with flexibility to meet its specific pharmacy, primary care, occupational health, corporate health, wellness, lifestyle management or disease management needs. Pursuant to multi-year agreements, our clients can offer their employees, dependents and retirees any combination of our various services which integrate seamlessly, through on-site or off-site delivery platforms, or as a component of or complement to existing health plan options.

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

         CHD Meridian Healthcare's Historic Business - Services Delivered At or Near the Work Site


         Occupational Health Services. We provide professional staffing and management of on-site health facilities that address the occupational health, workers' compensation injuries, and minor illness needs of the employer's workforce. These programs are designed to operate across the entire array of occupational health regulatory environments and emphasize work-related injury cost-reduction, treatment, medical surveillance or testing, disability management, case management, return-to-work coordination, medical community relations or oversight, on-site physical therapy and injury prevention, and ergonomic assessment and intervention. Our health programs improve compliance with treatment protocols and drug formularies, enhance employee productivity, and allow for greater employer control of occupational health costs. We currently operate 77 occupational health facilities.


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

         Predictive Science. Our Health-e-LifeSM Program incorporates predictive science to analyze our clients' medical claims and pharmacy and clinical data to predict future healthcare costs. We believe this is an essential step to effective disease and lifestyle management. Experts agree that predictive science provides a comprehensive advantage to health plans, employers and providers, and leads to cost-effective medical management and greater profitability for the ultimate payor. Using predictive science, we analyze our clients' entire populations to predict our clients' future healthcare costs, including avoidable costs, the health conditions that will drive those costs and the people within our clients' populations who are at risk for those conditions. Armed with this information, we target our resources to achieve for each client the best value for the amount the client will invest in providing healthcare and, consequently, savings.


         Technology Solutions. All technology components of our Health-e-LifeSM Program utilize a single data platform--Medicive(R) Medical Enterprise Data System--a proprietary software architecture developed to collect, store, sort, retrieve and analyze a broad range of information used in the healthcare industry.


         Furthermore, our web accessible software includes portals for key stakeholders in the care delivery process--consumers, physicians and care managers--and permit real-time sharing of information and support the adherence to our health and disease intervention programs. The key technology we use for effective care coordination includes:


     o    Health-e-Coordinator(TM), a web-based care management application;

     o    MyFamilyMD (TM), a consumer health management portal

     o CarePrime(R), a clinical care application for physicians and clinicians; and


     o    I-talk(TM)interactive smart voice technology.


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


         We believe that I-trax and CHD Meridian Healthcare offer a complete solution to meet this need. We service each segment of a self-insured employer's population and achieve the desired clinical and financial outcomes. CHD Meridian Healthcare's programs reduce healthcare costs of the defined population it serves. Complementing the CHD Meridian Healthcare services, I-trax's personalized health management solutions for focused disease and lifestyle and wellness management improve the health of the entire population, achieving the same result. The services offered by the merged companies respond to a specific and frequent request of large employers, including many historic CHD Meridian Healthcare clients, for a comprehensive range of health management services.

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


     o We price our population-based service on a "per member per month" basis. This model enables us to direct resources to those of our clients' employees, dependents and retirees that represent the greatest potential future costs. Because in certain instances we participate in the savings our programs generate, when properly deployed in new business opportunities, management believes the merged companies' suite of products will afford us increased gross margin opportunities for incremental, integrated business.


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


         I-trax and CHD Meridian Healthcare - Risks Inherent in Our Business

         As we pursue the opportunities outlined above, we face numerous and significant challenges specific to our company and the healthcare industry in general. Challenges specific to our company include:

     o Our ability to integrate I-trax and CHD Meridian Healthcare, which prior to the merger operated independently and focused on different delivery methods within the corporate health management solutions market. If we are not able to integrate successfully, we are not going to realize the benefits we anticipate from selling our combined services.

     o The long and complex sales cycle inherent in our business. If we cannot shorten the sales cycle for our services, we will not realize the benefit of quick revenue growth.

     o Increasing competition in our industry. We are competing with numerous companies offering services that may be construed as similar to ours. Such additional competition could reduce the number of new clients we obtain and could cause us to reduce our pricing and, consequently, our gross margins.

     o We may not succeed in deploying the merged companies' combined services. If we do not, we will not realize the growth in revenue we anticipate from the merger.

        Challenges specific to our industry include:

     o In recent years, healthcare costs have grown significantly and as a result the healthcare industry is under significant price pressure. Although this has increased interest in our services as they are designed to contain costs, we are nonetheless subject to this general trend. It is conceivable that new and potential clients will continue to pressure us to reduce our prices and if we do, our revenues growth will slow and our gross margins will decrease.

     o We are subject to extensive state and Federal regulation, which grows more complex each year. As such, compliance efforts have also increased in complexity. We may need additional resources to incur compliance, which will increase our expenses and decrease our gross margins.

I-trax Corporate History

         I-trax was incorporated in Delaware on September 15, 2000 at the direction of the Board of Directors of I-trax Health Management Solutions, Inc., I-trax's then parent company. On February 5, 2001, I-trax became the holding company of I-trax Health Management at the closing of a reorganization pursuant to Section 251(g) of Delaware General Corporation Law. At the effective time of the reorganization, all of the stockholders of I-trax Health Management became the stockholders of I-trax and I-trax Health Management became a wholly owned subsidiary of I-trax. Further, all outstanding shares of I-trax Health Management were converted into shares of I-trax in a non-taxable transaction. I-trax's common stock is traded on the American Stock Exchange under the symbol "DMX."

         The holding company structure has allowed us greater flexibility in our operations and expansion and diversification plans, including in the acquisitions of Meridian Occupational Healthcare Associates, Inc. and WellComm Group, Inc.

         I-trax acquired WellComm effective February 6, 2002. In the acquisition, we paid the WellComm stockholders approximately $2,200,000 in cash and 1,488,000 shares of our common stock. We also issued to each of two senior officers of WellComm options to acquire 56,000 shares of our common stock at a nominal exercise price. Because the acquisition was structured as a merger, we also assume all of WellComm's liabilities, which equaled approximately $775,000.

         We funded this acquisition by selling a 6% convertible senior debenture in the aggregate principal amount of $2,000,000 to Palladin Opportunity Fund LLC. We also issued Palladin a warrant to purchase up to 307,692 shares of our common stock. As of March 19, 2004, Palladin has converted all amounts outstanding under the debenture into common stock and has exercised the warrant in full at the conversion price and exercise price of $1.75 per share.

         On March 19, 2004, we finalized the acquisition of CHD Meridian Healthcare. Under the merger agreement, we delivered to CHD Meridian Healthcare stockholders 10,000,000 shares of I-trax common stock, 400,000 shares of I-trax Series A Convertible Preferred Stock, each of which is convertible into 10 shares of I-trax common stock, and paid $25,508,000 in cash. Immediately prior to the merger, CHD Meridian Healthcare also redeemed certain of its then outstanding shares of common stock and options to purchase common stock for which it paid approximately $9,492,000 in the aggregate. Further, if CHD Meridian Healthcare, continuing its operations following the closing of the merger as a subsidiary of I-trax, achieves calendar 2004 milestones for earnings before interest, taxes, depreciation and amortization, or EBITDA, additional shares of common stock will be payable as follows: If EBITDA equals or exceeds $8,100,000, the number of such additional shares of common stock payable will be 3,473,280; the number of such shares increases proportionately up to a maximum of 3,859,200 shares if EBITDA equals or exceeds $9,000,000. Any escrowed shares that are not released will be returned to I-trax for cancellation. Further, the escrowed shares are not deemed outstanding for accounting purposes until released.

         In the merger, I-trax assumed all of CHD Meridian Healthcare's liabilities, which equaled approximately $21,000,000.

         Immediately following the closing of the merger, I-trax redeemed from former CHD Meridian Healthcare stockholders that participated in the merger, pro rata, an aggregate of 200,000 shares of Series A Convertible Preferred Stock at their original issue price of $25.00 per share.

         I-trax obtained the cash portion of the merger consideration by selling 1,000,000 shares of Series A Convertible Preferred Stock at a purchase price of $25.00 per share for gross proceeds of $25,000,000 by borrowing $12,000,000 on a new $20,000,000 senior secured debt facility from a national lender.

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


I-trax and CHD Meridian Healthcare Competition

         Numerous companies are currently delivering one or several components of our services, including disease management companies, health insurers and plans, Internet health information companies and pharmacy benefit management companies, among others. Many of these companies are larger than we are and have greater resources, including access to capital. We believe, however, that our corporate health management services are unique. We also believe that our broad expertise in establishing and managing employer-dedicated pharmacies and clinics, our software applications and our expertise in designing and deploying scalable software applications allow us to compete effectively against these larger competitors. We consider the following types of companies to compete with us in providing a similar product:


     o    Disease  management and care enhancement  companies,  such as American
          Healthways,   LifeMasters,   Matria  Healthcare,   CorSolutions,  SHPS
          Healthcare Services, and Health Dialog.

     o Wellness companies, such as StayWell, HealthMedia, Harris Health Trends, and Impact Health.


     o Health-related, online services or web sites targeted at consumers, such as careenhance.com, drweil.com, healthcentral.com, healthgate.com, intelihealth.com, mayoclinic.com, thriveonline.com, webmd.com and wellmed.


     o On-site healthcare providers, such as Comprehensive Health Services, MedCor and Whole Health Management.

     o Pharmacy benefit management companies, such as Caremark and Express Scripts.


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

Risk Factors


         In addition to other information in this report, you should carefully consider the following risks in evaluating I-trax and its business. Our business, financial condition and results of operations could be materially and adversely affected by each of these risks. Such an adverse effect could cause the market price of our common stock to decline, and you could lose all or part of your investment.

Risk Related to I-trax

         If we are not able to implement our business strategy of deploying our integrated services effectively to existing and new clients, we will not be able to grow our revenue.


         Although we believe that there is significant demand for the our services and products in the corporate healthcare market, there are many reasons why we may be unable to execute our business strategy, including our possible inability to:

     o    deploy our integrated services and solutions on a large scale;


     o attract a sufficiently large number of self-insured employers to subscribe for our services and software applications;


     o    increase awareness of our brand;

     o    strengthen user loyalty;

     o    develop and improve our services and solutions;

     o    continue to develop and upgrade our services  and software  solutions;
          and

     o    attract, retain and motivate qualified personnel.


         Our inability to achieve the above goals will impact our revenue growth.

         Increasing   competition   for   contracts  to  establish   and  manage
         employer-dedicated pharmacies and clinics increases the likelihood that we may lose business to our competitors.

         CHD Meridian Healthcare pioneered the field of employer-dedicated pharmacies and primary care clinics. Although CHD Meridian Healthcare has always faced competition from other methods by which business enterprises can arrange and pay for healthcare services for their employees, until recently we rarely experienced face-to-face bidding for a contract to manage a particular employer's pharmacy or clinic. We have recently begun to see direct competition for employer-dedicated pharmacy management contracts, including from Caremark and Express Scripts. We expect this competition will increase over time. We believe that we have certain advantages in facing such competition, including our experience and know-how. However, some of our competitors and potential competitors, including prescription benefit management companies, with revenues in the multiple billions of dollars, are substantially bigger than we are. We believe that the potential market for employer-dedicated pharmacies is large enough for us to meet our growth plans despite increasing competition, but there are no assurances that we will in fact be able to do so. Our ability to maintain existing clients, expand services to existing clients, add new clients so as to meet our growth objectives, and maintain attractive pricing for our services, will depend on the interplay among overall growth in the use of employer-dedicated facilities, entry of new competitors into our business, and our success or failure in maintaining our market position as against these new entrants.


         In addition to this increasing head-to-head competition for contracts to establish and manage employer-dedicated facilities, we expect to continue to face competition for large employers' healthcare budget from other kinds of enterprises, including pharmacy benefit managers, health insurers, managed health care plans, and retail pharmacy chains.

         Loss of advantageous pharmaceutical pricing could adversely affect our income and the value we provide to our clients.


         We receive favorable pricing from pharmaceutical manufacturers as a result of our class of trade designation, which means that we only sell pharmaceutical products to our clients' employees, dependents and retirees. We also receive rebates from pharmaceutical manufacturers for driving market share to preferred products.

The benefit of favorable pricing is generally passed on to our clients under the terms of client contracts. In the last few years, retail pharmacies have brought legal cases against pharmaceutical manufacturers challenging class of trade designations as unlawful price discrimination under the Robinson-Patman Act. Although these challenges have generally failed, there remains a possibility that we could lose the benefit of this favorable pricing, either due to a legal challenge or to a change in policies of the pharmaceutical manufacturers. Such a loss would diminish the value that we can provide to our clients and, therefore, would make our services less attractive. We also receive volume performance incentives from our pharmaceutical wholesaler which directly affect our revenue and the loss of which could adversely affect our income.

         Our business involves exposure to professional liability claims, and a failure to manage effectively our professional liability risks could expose us to unexpected expenses, which would result in losses.

         Under the terms of our contracts to manage employer sponsored clinics or pharmacies, we must procure professional liability insurance covering the operations of that clinic or pharmacy. We also typically agree to indemnify our clients against vicarious professional liability claims arising out of acts or omissions of healthcare providers working at the clinics and pharmacies we manage. Further, under the terms of our services agreements with affiliated professional corporations, we are contractually obligated to procure malpractice insurance on behalf of the professional corporations and their employed physicians and typically absorb such claims as are subject to the policy self-insured retention limit (which is explained below) or above the policy limit. Finally, there also exists the possibility of vicarious professional liability claims being made directly against us. As a result of these contractual arrangements, we routinely incur significant expenses arising out of professional liability claims. If we fail to manage the professional liability claims and associated risk effectively, we may sustain losses beyond our historic trend.

         Certain of our past professional liability insurance policy years were insured by two insurance companies that are now either insolvent or under regulatory supervision. As a result, we are effectively partially uninsured for those periods. We have established reserves in connection with the six pending claims from such policy years. Although we believe such reserves are reasonable based on our historic loss experience, there is no assurance that these reserves will be sufficient to pay all judgments or settlements. In addition, our current professional liability insurance provides for self-insured retention of $500,000. A self-insured retention is the amount that we have agreed to assume responsibility for under our insurance policy as if we are the insurer subject to the terms of the policy and related regulatory scheme. This means that we are, effectively, partially uninsured against a variety of claims that may arise from other years. We maintain a layer of excess insurance that begins with losses in excess of $1,000,000 per claim, including for the years in which our primary insurer is insolvent. We have reserved for projected future professional liability expenses based on our operations to date. These reserves, however, could prove inadequate, the size of our ultimate uninsured liability could exceed our established reserves and we will sustain losses.

         Our professional liability insurance policies are written on a "claims-made" basis, meaning that they cover only claims made during the policy period, and not events that occur during the policy period but result in a claim after the expiration of the policy. With this insurance strategy, we must renew or replace coverage each year in order to have coverage for prior years' operations. Availability and cost of such coverage are subject to market conditions, which can fluctuate significantly.

         We have established a subsidiary insurance company, which subjects us to additional regulatory requirements and once operating, will subject us to the risks associated with the insurance business.

         We have established as a wholly owned subsidiary insurance company and expect to begin operating it in the second quarter of 2004 to insure our professional liability exposure. We believe this approach will enhance our ability to manage malpractice exposure and stabilize insurance costs. Operating an insurance subsidiary, however, represents additional risk to our operations, including a potential perception among our existing and potential clients that we are not adequately insured. We have hired a manager and have engaged an actuarial consulting firm for the insurance subsidiary. When we commence its operations, we will be subject to the risks associated with any insurance business, which include investment risk relating to the performance of our invested assets set aside as reserves for future claims, the uncertainty of making actuarial estimates of projected future professional liability losses, and loss adjustment expenses. Failure to make an adequate return on our investments, to maintain the principal of invested funds, or to estimate future losses and loss adjustment expenses accurately, could cause us to sustain losses. Also, maintaining the insurance subsidiary has exposed us to substantial additional regulatory requirements, with attendant risks if we fail to comply with applicable regulations.


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


         If we lose key employees or fail to recruit and retain other skilled employees, we may not be able to continue our growth.

         Our business greatly depends on, among others, Frank A. Martin, chairman, chief executive officer and director, Haywood D. Cochrane, Jr., vice chairman and director, John R. Palumbo, president, Charles D. (Chip) Phillips, executive vice president and chief operating officer, and Shannon W. Farrington, senior vice president and chief financial officer. If we cannot retain any one of these individuals, we will loose employees with considerable knowledge of our business, which could significantly reduce our ability to compete and succeed in the future.

We maintain employment agreements with Messrs. Martin, Cochrane and Palumbo and Ms. Farrington. Mr. Martin's employment agreement expires in December 2004. Mr. Cochrane's and Ms. Farrington's agreements expire in January 2005. And Mr. Palumbo's agreement expires in October 2005. Each employment agreement may be terminated by us with or without cause and by the applicable executive with or without good reason. We maintain a $5,000,000 key-man life insurance policy on Mr. Martin.

         Our future success also depends on our ability to attract, retain and motivate highly skilled employees. As we secure new contracts and implement our services and products, we will need to hire additional personnel in all operational areas. We may be unable, however, to attract, assimilate or retain such highly qualified personnel. Although we have not experienced such difficulties in the recent past, we may do so in the future, especially if the labor markets continue to tighten. If we cannot attract new personnel or retain and motivate current personnel, the service level we provide to our clients may suffer, which may cause us to loose clients and revenue.

         Our sales cycle is long and complex, which may slow our growth.


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


         Deterioration of the financial health of our clients, many of which are large U.S. manufacturing enterprises, may impair our business volume and collections.


         An adverse trend in one or more U.S. manufacturing industries could lead to plant closings or layoffs that could eliminate or reduce the need for some of our employer-dedicated healthcare facilities. Also, if our client becomes insolvent, we may not be able to recover outstanding accounts receivable owed by that client, and may suffer premature contract termination.


         Our professional liability insurance is written on a "claims-made" basis. This means that we are protected from malpractice claims only if the company that insured us at the time of the alleged "occurrence" is the same company at the time the claim is filed in court. If it is not, we will not have coverage. To continue coverage in such circumstances, we must obtain "tail" insurance coverage or continue to purchase insurance written on a "claims made" basis. We typically charge our clients for tail insurance coverage when the contract terminates. If a client is insolvent when the contract terminates, however, we may not be able to recoup the cost of tail insurance coverage, or other costs related to that facility's shutdown. We already experienced this in the case of Bethlehem Steel and National Steel, two clients for which we managed several facilities when these clients became debtors in Federal bankruptcy proceedings. This resulted in difficulty in collecting some amounts due to us, and generated claims against us of approximately $920,000 in the aggregate for repayment of allegedly preferential transfers previously received from the client. Because of the risks associated with client insolvency, and the concentration of CHD Meridian Healthcare's client base, our business is to some extent dependent on the continued health of U.S. manufacturing industries.

         We are dependent on the Internet and Internet-related technologies and as such subject to frequent change and risks associated with Internet viruses and outages, which could destroy the information we maintain or prevent our clients from accessing important information.


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


         We may be sued and incur losses if we provide inaccurate health information on our website or inadvertently disclose confidential health information to unauthorized users.


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


         We may be unable to compete successfully against companies offering other disease management products, which will impair our revenue growth.


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


         We believe our competitors include the following:


     o    Disease  management and care enhancement  companies,  such as American
          Healthways,   LifeMasters,   Matria  Healthcare,   CorSolutions,  SHPS
          Healthcare Services, and Health Dialog.

     o Wellness companies, such as StayWell, HealthMedia, Harris Health Trends, and Impact Health.

     o On-site healthcare providers, such as Comprehensive Health Services, MedCor and Whole Health Management.

     o Pharmacy benefit management companies, such as Caremark and Express Scripts.

     o    Regional occupational health clinics and providers.



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


         To be competitive, we must continue to enhance our products and services as well as our sales and marketing channels. If we do not, we will not be able to grow our revenue.

         If other companies develop intellectual property identical or similar to ours, we will loose what we believe to be our competitive advantage.

         Our intellectual property is important to our business. We rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property. Our efforts to protect our intellectual property may not be adequate. Our competitors may independently develop similar technology or duplicate our products or services. Unauthorized parties may infringe upon or misappropriate our products, services or proprietary information. In addition, the laws of some foreign countries do not protect proprietary rights as well as the laws of the United States do, and the global nature of the Internet makes it difficult to control the ultimate destination of our products and services. In the future, litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation would probably be time-consuming and costly. We could be subject to intellectual property infringement claims as the number of our competitors grows and the content and functionality of software applications and services overlap with competitive offerings. Defending against these claims, even if not meritorious, could divert our attention from operating our company. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial damage award and forced to develop noninfringing technology, obtain a license or cease selling the applications that contain the infringing technology. We may be unable to develop noninfringing technology or obtain a license on commercially reasonable terms, or at all. We also intend to rely on a variety of technologies that we will license from third parties, including any database and Internet server software, which will be used to operate our applications. These third-party licenses may not be available to us on commercially reasonable terms. The loss of or inability to obtain and maintain any of these licenses could delay the introduction of enhancements to our software applications, interactive tools and other features until equivalent technology could be licensed or developed. Any such delays could materially and adversely affect our business, results of operations and financial condition.

         The loss of a major client will significantly reduce our revenues.

         In 2003, we had one client, Goodyear, which accounted for 10% of our pro forma revenue. We anticipate that our results of operations in any given period will continue to be influenced to a certain extent by a relatively small number of clients. Accordingly, if we were to lose the business of such a client, our results of operations could be materially and adversely affected.

Risk Related to Our Industry



         The healthcare industry is subject to general cost pressures that could reduce our revenue and gross margins.

         The healthcare industry is currently under pressure by governmental and private-sector revenue sources to cut spiraling costs. These pressures will continue and possibly intensify. Although we believe that our services and software applications assist public health agencies, hospitals, health plans and self-insured employers to control the high costs associated with treating patients, the pressures to reduce costs immediately may hinder our ability (or increase the length of time we require) to obtain new contracts. In addition, the focus on cost reduction may pressure our customers to restructure contracts and reduce our fees.

         We are affected by changes in the laws governing health plan, hospital and public health agency reimbursement under governmental programs such as Medicare and Medicaid. There are periodic legislative and regulatory initiatives to reduce the funding of the Medicare and Medicaid programs in an effort to curtail or reduce overall Federal healthcare spending. Federal legislation has and may continue to significantly reduce Medicare and

Medicaid reimbursements to most hospitals. These reimbursement changes are negatively affecting hospital revenues and operations. Such legislative initiatives or government regulations could reduce demand for our services, our revenue and gross margins.



         We are subject to judicial and statutory prohibitions on the corporate practice of medicine, and failure to comply with these prohibitions will expose us to heightened scrutiny by regulatory agencies, fines, litigation and possibly loss of revenue.


         There are judicial and statutory prohibitions on the corporate practice of medicine, which vary from state to state. The corporate practice of medicine doctrine prohibits a corporation, other than a professional corporation, from practicing medicine or employing physicians. Some states also prohibit a non-physician from splitting or sharing fees charged by a physician for medical services. The services we provide include establishing and managing medical clinics. Most physician services at clinics we manage are provided by physicians who are employees of professional corporations with which we contract to provide non-professional services such as purchasing equipment and supplies, patient scheduling, billing, collection, accounting, and computer services. The professional corporations control hiring and supervise physicians and all medical functions. We have option agreements with the physician-owners of these affiliated professional corporations that entitle us to require the physician-owners to sell the stock of the professional corporations to any licensed physician we designate. This structure is intended to permit consolidation of the professional corporations' financial statements with ours, while maintaining sufficient separation to comply with the corporate practice of medicine doctrine and with fee-splitting and fee-sharing prohibitions. There remains, however, potential exposure to claims that this structure violates the corporate practice of medicine doctrine or fee-splitting or fee-sharing prohibitions, even though we do not believe that it does. If such a claim is successfully asserted against us in any jurisdiction, we could be subject to civil and criminal penalties, or could be required to restructure our contractual arrangements with clients. Any restructuring of contractual arrangements could result in lower revenues, increased expenses and reduced influence over the business decisions of those operations. Alternatively, some existing CHD Meridian Healthcare contracts could be found to be illegal and unenforceable, which could result in their termination and an associated loss of revenue, or inability to enforce valuable provisions of those contracts.


         We have custody of confidential patient records and if we fail to comply with regulations applicable to maintaining such records we may be fined or sued.

         Our personnel who staff our on-site pharmacies and clinics have custody of confidential patient records. Also, the computer servers we use to store our software applications and deliver our technology services also contain confidential health risk assessments completed by employees, patients and beneficiaries of our clients. In our capacity as a covered entity or as a business associate of a covered entity, we and the records we hold are subject to a rule entitled Privacy of Individually Identifiable Health Information, or Privacy Rule, promulgated by the U.S. Department of Health and Human Services under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and also to any state laws that may have more stringent privacy requirements. We attempt to protect the privacy and security of confidential patient information in accordance with applicable law, but could face claims of violation of the Privacy Rule, invasion of privacy or similar claims, if our patient records or computer servers were compromised, or if our interpretation of the applicable privacy requirements, many of which are complex, were incorrect or allegedly incorrect, or if we failed to maintain a sufficiently effective compliance program.

         Furthermore, while we believe that the Privacy Rule protects our ability to obtain patient identifiable medical information for disease management purposes from certain of our clients, state legislation or regulations will preempt Federal legislation if state legislation or regulations are more restrictive. Accordingly, new Federal or state legislation or regulations restricting the availability of this information for disease management purposes could prevent us from performing services for our existing clients, termination of our disease management contracts and loss of revenue.

         We are subject to fraud and abuse statutes because we bill the Medicare and Medicaid programs to recover amounts that offset the healthcare costs of our clients and if we violate such statutes, we will be subject to civil and criminal penalties.

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

         The professionals that staff our affiliated professional corporations as well as those we employ are subject to state and Federal licensure requirements and if we fail to comply with such licensure requirements, we may be scrutinized by regulatory agencies and fined.

         The doctors, nurses and other healthcare professionals that staff our affiliated professional corporations, the nurses that staff our care communication centers, and our on-site pharmacies and clinics, are subject to individual licensing requirements. All of our healthcare professionals and facilities that are subject to licensing requirements are licensed in the state in which they are physically present. Multiple state licensing requirements for healthcare professionals who provide services telephonically over state lines may require us to license some of our healthcare professionals in more than one state. We continually monitor the developments in telemedicine. There is no assurance, however, that new judicial decisions or Federal or state legislation or regulations would not increase the requirement for multi-state licensing of all central operating unit call center health professionals, which would significantly increase our administrative costs. Further, in the event a state regulatory agency alleges that we do not comply with relevant licensing requirements, we may be subject to fines and administrative action.

         The recently adopted Medicare prescription drug benefit legislation could reduce the demand for the prescription drug benefits we provide.

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

         We do not know how this law will affect our business. Subsidies for employers providing retiree drug benefits will decrease the costs to those employers of providing such benefits, and therefore may increase the number of employers willing to provide retiree drug benefits, which would positively affect our business. On the other hand, employers that now offer prescription drug benefits may decide no longer to do so, on the basis that their retirees now will be able to obtain such benefits on their own through Medicare. In that case, such employers would have less need for employer-dedicated pharmacies of the kinds that we establish and manage and reduce our revenue.

Investment Risks

         The price of our common stock is volatile and investors may loose money if they invest in our stock.

         Our stock price has been and we believe will continue to be volatile. For example, from May 1, 2002 through May 28, 2004, the per share price of our stock has fluctuated from a high of $6.40 to a low of $1.37. The stock's volatility may be influenced by the market's perceptions of the healthcare sector in general, or other companies believed to be similar to us or by the market's perception of our operations and future prospects. Many of these perceptions are beyond our control. In addition, our stock is not heavily traded and therefore the ability to achieve relatively quick liquidity without a negative impact on our stock price is limited.

         Some of our outstanding shares are restricted from immediate resale but may be sold into the market in the immediate future, which would cause the market price of our common stock to drop significantly, even if our business is doing well.

         As of May 28, 2004, 28,448,121 shares of our common stock were issued and outstanding. Of this number, approximately 14,000,000 shares were issued in the CHD Meridian Healthcare merger as "restricted securities." Further, an additional 12,000,000 shares of our common stock, which are not reflected as issued and outstanding, are issuable upon conversion of our outstanding shares of Series A Convertible Preferred Stock. Of this latter amount, 2,000,000 shares are issuable upon conversion of Series A Convertible Preferred Stock issued in the CHD Meridian Healthcare merger and 10,000,000 shares are issuable upon conversion of Series A Convertible Preferred Stock sold to third party investors to fund a portion of the cash I-trax needed to acquire CHD Meridian Healthcare. All such shares of our common stock total approximately 26,000,000, and we are required to register them for resale under the Securities Act of 1933. If the selling shareholders under the prospectus covering the resale of such shares sell them at the same time, the market price of our common stock would drop, possibly significantly.

         Shares reserved for future sale upon the conversion of outstanding shares of Series A Convertible Preferred Stock and upon the exercise of issued options and warrants may cause dilution.

         As of May 28, 2004, approximately 12,000,000 shares of our common stock were reserved for issuance upon conversion of outstanding shares of Series A Convertible Preferred Stock and 5,845,429 shares of our common stock were reserved for issuance upon the exercise of our outstanding warrants and options. Our stockholders, therefore, could experience dilution of their investment upon conversion or exercise, as applicable, of these securities.

         Provisions of our certificate of incorporation could impede a takeover of our company, even though a takeover may benefit our stockholders, or delay or prevent a change in management.

         Our board of directors has the authority, without further action by the stockholders, to issue from time to time, shares of preferred stock in one or more classes or series, and to fix the rights and preferences of such preferred stock, subject, however, to the limitations contained in the certificate of designations filed with respect to our Series A convertible preferred stock. We are subject to provisions of Delaware corporate law which, subject to certain exceptions, prohibit us from engaging in any "business combination" with a person who, together with affiliates and associates, owns 15% or more of our common stock (referred to as an interested stockholder) for a period of three years following the date that such person became an interested stockholder, unless the business combination is approved in a prescribed manner. Additionally, bylaws establish an advance notice procedure for stockholder proposals and for nominating candidates for election as directors. These provisions of Delaware law and of our certificate of incorporation and bylaws may have the effect of delaying, deterring or preventing a change in our existing management or control, may discourage bids for our common stock at a premium over market price and may adversely affect the market price, and the voting and other rights of the holders of our common stock.

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



                                                           High                    Low
   2004                                                   -----                   ------
        First Quarter (through March 25, 2004)         $  5.170                $  3.910

   2003
        Fourth Quarter                                    4.490                   2.600
        Third Quarter                                     3.790                   2.600
        Second Quarter                                    3.000                   1.510
        First Quarter                                     5.000                   1.370

   2002
        Fourth Quarter                                    4.300                   2.500
        Third Quarter                                     5.100                   2.750
        Second Quarter                                    6.625                   4.150
        First Quarter                                     7.650                   5.100

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


         On November 18, 2003, an investor exercised warrants to acquire 114,285 shares of our common stock at at an exercise price of $1.75 per share. In lieu paying the exercise price in cash, the investor used the warrants' cashless exercise feature, such that the investor received 55,271 shares of our common stock and surrendered to us for cancellation 59,014 shares of our common stock. The investor is an accredited investor. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act.


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

         On March 19, 2004 we completed a private placement of 1,000,000 shares of Series A Convertible Preferred Stock at $25 per share. Each share of Series A Convertible Preferred Stock is convertible into 10 shares of our common stock at an initial conversion price of $2.50 per share. We realized proceeds of $25,000,000, net of approximately $1,500,000 in placement agent commissions and approximately $1,169,000 in transaction related expenses. Each of the 49 participants in this private placement is an accredited investor. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act.


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


         Also as the result of the merger, we believe we are the nation's largest provider of on-site corporate health management services. Our health management services are designed to allow employers to contract directly for a wide range of employee healthcare needs. We can deliver these services at or near the client's work site by opening, staffing and managing a clinic or pharmacy dedicated to the client and its employees, or remotely by using the Internet and our state-of-the-art Care Communications Center staffed with trained nurses and other healthcare professionals 24 hours per day, 7 days per week. Our array of services provides each client with flexibility to meet its specific pharmacy, primary care, occupational health, corporate health, wellness, lifestyle management or disease management needs. Pursuant to multi-year agreements, our clients can offer their employees, dependents and retirees any combination of our various services which integrate seamlessly, through on-site or off-site delivery platforms, or as a component of or complement to existing health plan options.

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


         The holding company structure has allowed us greater flexibility in our operations and expansion and diversification plans, including in the acquisitions of CHD Meridian Healthcare and WellComm Group, Inc.

         On March 19, 2004, we finalized the acquisition of CHD Meridian Healthcare. Under the merger agreement, we delivered to CHD Meridian Healthcare stockholders 10,000,000 shares of I-trax common stock, 400,000 shares of I-trax Series A Convertible Preferred Stock, each of which is convertible into 10 shares of I-trax common stock, and paid $25,508,000 in cash. Immediately prior to the merger, CHD Meridian Healthcare also redeemed certain of its then outstanding shares of common stock and options to purchase common stock for which it paid approximately $9,492,000 in the aggregate. Further, if CHD Meridian Healthcare, continuing its operations following the closing of the merger as a subsidiary of I-trax, achieves calendar 2004 milestones for earnings before interest, taxes, depreciation and amortization, or EBITDA, additional shares of common stock will be payable as follows: If EBITDA equals or exceeds $8,100,000, the number of such additional shares of common stock payable will be 3,473,280; the number of such shares increases proportionately up to a maximum of 3,859,200 shares if EBITDA equals or exceeds $9,000,000. Any escrowed shares that are not released will be returned to I-trax for cancellation. Further, the escrowed shares are not deemed outstanding for accounting purposes until released.

         In the merger, I-trax assumed all of CHD Meridian Healthcare's liabilities, which equaled approximately $21,000,000.

         Immediately following the closing of the merger, I-trax redeemed from former CHD Meridian Healthcare stockholders that participated in the merger, pro rata, an aggregate of 200,000 shares of Series A Convertible Preferred Stock at their original issue price of $25.00 per share.

         I-trax obtained the cash portion of the merger consideration by selling 1,000,000 shares of Series A Convertible Preferred Stock at a purchase price of $25.00 per share for gross proceeds of $25,000,000 by borrowing $12,000,000 on a new $20,000,000 senior secured debt facility from a national lender.

         Under the merger agreement and the related financing documents, we are required to register for resale the shares of common stock issued in the merger and issuable upon conversion of shares of Series A Convertible Preferred Stock issued in the merger and in the related financing.

         The estimated purchase price we paid for CHD Meridian Healthcare, valuing our common stock at $4.96 per share as of March 19, 2004, the date of acquisition, and before the issuance of any of the earn-out shares, is approximately $86.2 million. The acquisition will be accounted for as a purchase. As such, the purchase price will be allocated to the estimated fair values of the assets acquired and liabilities assumed. If the escrow shares are paid to former CHD Meridian Healthcare in accordance with the terms of the merger agreement, the purchase price of the acquisition will increase, and the additional purchase price will be also allocated to the estimated fair values of the assets acquired and liabilities assumed. We will obtain a third-party valuation of the acquired intangible assets.

         The following are our unaudited pro forma results of operations giving effect to the acquisition of CHD Meridian Healthcare as though the transaction had occurred on January 1, 2002.


                                        Year ended             Year ended
                                       December 31,           December 31,
                                          2003                   2002
                                  ------------------    -------------------
           Sales                      $ 121,966,000         $  111,056,000
           Expenses                     128,632,000            121,622,000
                                  ------------------    -------------------
           Net loss                   $  (6,666,000)        $  (10,566,000)
                                  ==================    ===================

         We acquired WellComm effective February 6, 2002. In the acquisition, we paid the WellComm stockholders approximately $2,200,000 in cash and 1,488,000 shares of our common stock. We also issued to each of two senior officers of WellComm options to acquire 56,000 shares of our common stock at a nominal exercise price. Because the acquisition was structured as a merger, we also assume all of WellComm's liabilities, which equaled approximately $775,000.

         We funded this acquisition by selling a 6% convertible senior debenture in the aggregate principal amount of $2,000,000 to Palladin Opportunity Fund LLC. We also issued Palladin a warrant to purchase up to 307,692 shares of our common stock. As of March 19, 2004, Palladin has converted all amounts outstanding under the debenture into common stock and has exercised the warrant in full at the conversion price and exercise price of $1.75 per share.


Listing on the American Stock Exchange

         Effective January 3, 2003 we completed a 1-for-5 reverse stock split. Our board of directors and stockholders authorized the reverse stock split in connection with the then pending application to list our common stock on the American Stock Exchange. We began trading on the American Stock Exchange on January 15, 2003 under the symbol "DMX."


Key Trends and Other Factors

         Our business is facing the following trends and other factors, which are discussed in greater detail in management's discussion and analysis of financial condition and results of operations:

     o CHD Meridian Healthcare Acquisition: On March 19, 2004, we finalized the acquisition of CHD Meridian Healthcare. We will commence reporting financial results that include CHD Meridian Healthcare operations beginning as of April 1, 2004. When we begin to report the revenue of CHD Meridian Healthcare, our operational expenses, general and administration expenses, depreciation and amortization expenses and interest expense will also increase significantly.

     o Revenue and Cost of Revenue: Revenue and cost of revenue increased modestly from year ended December 31, 2002 to year ended December 31, 2003. In accordance with management's expectations, we continued to increase our service revenue and decrease our technology revenue. We expect this trend to continue. We also expect to increase our revenue both as a result of the merger and because of I-trax's continuing sales efforts.

     o Operating Expenses: Operating expenses have decreased from year ended December 31, 2002 to year ended December 31, 2003, with salary and related benefits, research and development, depreciation and amortization and impairment charges related to intangible assets declining. The decline was partially offset by an increase in marketing and publicity expenses. In coming periods, we expect operating expenses to increase as our revenue increases.

     o Other Income and Expenses: Interest expense and financing costs increased from year ended December 31, 2002 to year ended December 31, 2003. We expect interest expense to increase in future periods because of the additional interested required to service amounts outstanding under our senior secured credit facility.

     o Working Capital: We finished the year ended December 31, 2003 with negative working capital. However, as of March 31, 2004, we had estimated pro forma working capital that, together with operating cash flow and amounts available under a newly established secured credit facility, we expect will be sufficient to conduct our operations for the next twelve months.

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


         No provision or benefit for Federal or state income taxes has been recorded for the years ended December 31, 2003 and 2002, because we have incurred net operating losses and have no carry-back potential. Based on a number of factors, including the lack of a history of profits and net operating loss carry-forward limitations due to changes in ownership, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a valuation allowance has been provided. At December 31, 2003, our net operating loss carry-forwards of approximately $23,700,000 were available to reduce future taxable income. These losses expire at various times beginning in 2004. These carry-forward losses are also of no value unless we are profitable. To the extent that we are profitable, the utilization of these carry-forward losses may be limited as a result of substantial changes in our stock ownership in the past along with the effect of the CHD Meridian Healthcare acquisition. The amount of the limitation has not yet been calculated.


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


         As of March 31, 2004, we had estimated pro forma working capital of approximately $5,500,000. We believe that this amount, together with our operating cash flow and amounts available to be drawn from the credit facility, is sufficient to meet our working capital and operating expense requirements for the next twelve months. We also believe that cash flow from operations, existing working capital and additional availability under the credit facility should be sufficient to fund long-term operations, capital expenditures and expansion of our existing client base. If we have other long-term capital needs, however, such as for acquisition capital, additional equity or debt financings may be needed.


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

         Material Commitments

         The following schedules summarizes the contractual obligations of I-trax and CHD Meridian Healthcare by the indicated period as of December 31, 2003:


            For the year ending                       I-trax          CHD Meridian           Total
            December 31:                                               Healthcare
            ----------------------------------    ----------------   ---------------     --------------

                     2004                             $   206,000      $  1,294,000       $  1,500,000
                     2005                                 119,000           986,000          1,105,000
                     2006                                  56,000           927,000            983,000
                     2007                                  24,000           780,000            804,000
                     2008                                      --           651,000            651,000
                     Thereafter                                --           574,000            574,000
                                                  ----------------   --------------      --------------
            Total future payments                     $   405,000      $  5,212,000       $  5,617,000
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

ITEM 7.  FINANCIAL STATEMENTS



Item                                                                                                     Page No.


I-trax, Inc. and Subsidiaries Consolidated Financial Statements as of December 31, 2003
         and For The Years Ended December 31, 2003 and 2002.................................................32


Meridian Occupational Healthcare Associates, Inc. and Subsidiaries (d/b/a CHD Meridian Healthcare)
         Consolidated Financial Statements For the Years Ended December 31, 2003, 2002 and 2001.............64

Unaudited Combined Condensed Balance Sheet of I-trax and CHD Meridian Healthcare on a Pro Forma Basis as if the Merger Had Been Consummated On December 31, 2003
         and the Unaudited Combined Condensed Statements of Operations on a Pro Forma Basis
         as if the Merger Had Been Consummated on January 1, 2002...........................................88








                          I-TRAX, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003
                                       AND
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Item                                                                                                     Page No.


Report of Independent Registered Public Accounting Firm.....................................................33


Balance sheet at December 31, 2003..........................................................................34

Statements of operations for the years ended December 31, 2003 and 2002.....................................35

Statement of stockholders' equity for the years ended December 31, 2003 and 2002............................36

Statements of cash flows for the years ended December 31, 2003 and 2002.....................................38

Notes to consolidated financial statements..................................................................40



             Report of Independent Registered Public Accounting Firm



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


         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2003, and the results of its operations and cash flows for each of the two years in the period then ended in conformity with U.S. generally accepted accounting principles.




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







                          I-TRAX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                                               2003              2002
                                                                          ------------      ------------

Revenue:
     Technology licenses                                                  $  1,575,919      $  2,225,308
     Services                                                                2,612,941         1,706,602
                                                                          ------------      ------------
Total revenue                                                                4,188,860         3,931,910
                                                                          ============      ============

Cost of revenue:
     Technology licenses                                                        63,363            67,788
     Services                                                                1,308,507         1,161,256
                                                                          ------------      ------------
Total cost of revenue                                                        1,371,870         1,229,044
                                                                          ------------      ------------

Gross profit                                                                 2,816,990         2,702,866

Operating expenses:
     General and administrative                                              1,740,710         1,721,685
     Salary and related benefits                                             2,468,468         4,233,209
     Research and development                                                     --             410,220
     Depreciation and amortization                                           1,702,469         2,045,461
     Marketing and publicity, includes non-cash charges of $1,414,000
         for 2003                                                            1,762,567           773,963
     Impairment charge related to intangible assets                            458,252         1,648,332
                                                                          ------------      ------------
Total operating expenses                                                     8,132,466        10,832,870
                                                                          ------------      ------------

Operating loss                                                              (5,315,476)       (8,130,004)
                                                                          ------------      ------------

Other income (expenses):
     Proceeds from life insurance company                                      500,000              --
     Costs in connection with terminated acquisition                          (200,000)             --
     Amortization of debt issuance and conversion costs                       (336,783)         (187,337)
     Interest expense and financing costs                                   (2,405,015)       (1,107,632)
     Increase in fair value of common stock warrants                          (301,305)             --
                                                                          ------------      ------------
Total other income (expenses)                                               (2,743,103)       (1,294,969)
                                                                          ------------      ------------

Net loss                                                                  $ (8,058,579)     $ (9,424,973)
                                                                          ============      ============

Loss per common share:

Basic and diluted                                                         $       (.74)     $      (1.04)
                                                                          ============      ============

Weighted average number of shares outstanding:                              10,904,553         9,096,958
                                                                          ============      ============



                                            See accompanying notes to financial statements.




                          I-TRAX, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                          Common Stock            Additional                         Total
                                                   ---------------------------      Paid-in       Accumulated    Stockholders'
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





                          I-TRAX, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                     Common Stock            Additional                          Total
                                             -----------------------------     Paid-in        Accumulated    Stockholders'
                                                Shares          Amount         Capital          Deficit          Equity
                                             --------------  ------------- ----------------  --------------  ---------------

Balances at December 31, 2002                    9,372,727      $   9,372     $ 39,236,119   $ (30,846,524)    $  8,398,967

Issuance of compensatory stock options                  --             --           27,942              --           27,942

Mark to market of warrants granted for
   investor relations services and stock
   options granted to a former employee                 --             --           (4,097)             --           (4,097)

Fair market value of detachable warrants
   and additional beneficial conversion
   value in connection with re-pricing of
   convertible debenture                                --             --        1,007,833              --        1,007,833

Issuance of common stock for services              332,760            333          522,375              --          522,708

Contribution of common stock given by
   shareholders to vendor for services
   rendered to the Company                              --             --          246,240              --          246,240

Proceeds from sale of common stock and
   exercise of warrants, net of costs and
   common stock warrants liability               2,675,838          2,676        2,549,373              --        2,552,049

Issuance of warrants for services                       --             --          649,448              --          649,448

Fair value of detachable warrants issued in
   connection with convertible note                     --             --          268,000              --          268,000

Issuance of common stock for conversion of
   related party debt and assigned debt            668,152            668        1,168,602              --        1,169,270

Issuance of common stock for conversion of
   deferred salaries                                69,711             69          121,928              --          121,997

Issuance of common stock upon conversion of
   debenture                                       847,629            848        1,482,503              --        1,483,351

Net loss for the year ended December 31, 2003           --             --               --      (8,058,579)      (8,058,579)
                                             --------------  ------------- ----------------  --------------  ---------------

Balances at December 31, 2003                   13,966,817      $  13,966     $ 47,276,266   $ (38,905,103)    $  8,385,129
                                             ==============  ============  ================  ==============  ===============


                                            See accompanying notes to financial statements.






                          I-TRAX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                      2003                2002
                                                                             -----------------   -----------------

Operating activities:
     Net loss                                                                   $  (8,058,579)      $  (9,424,973)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Accretion of discount on notes payable charged to interest                   858,887             498,751
expense
         Accretion of beneficial conversion value of debenture                      1,168,285             434,798
         Amortization of option liability                                             (13,423)           (147,655)
         Amortization of debt issuance costs                                          336,783             187,337
         Depreciation and amortization                                              1,702,469           2,045,461
         Impairment charge related to intangible assets                               458,252           1,648,332
         Expenses for compensatory stock options and warrants                          23,845                  --
         Bad debt expense                                                              58,829                  --
         Issuance of securities for services                                        1,418,396             230,467
         Increase in fair value of common stock warrants                              301,305                  --
         Write-off of deposit on terminated acquisition                               200,000                  --
Changes in operating assets and liabilities, net of acquisitions:
     Decrease (increase) in:
       Accounts receivable                                                              8,406            (119,888)
       Prepaid expenses                                                               (73,062)             54,828
       Other current assets                                                           (16,888)            (19,045)
     (Decrease) increase in:
       Accounts payable                                                              (333,582)            235,686

       Accrued expenses                                                              (409,694)            273,608

       Deferred revenue                                                            (1,139,707)          1,231,092
                                                                             -----------------   -----------------
Net cash used in operating activities                                              (3,509,478)         (2,871,201)
                                                                             -----------------   -----------------

Investing activities:
     Proceeds from repayment of note receivable                                            --              72,437
     Increase in transaction costs                                                    (84,783)                 --
     Proceeds from release of security deposit                                          6,905              38,839
     Deposit on potential acquisition                                                      --            (200,000)
     Deposit on acquisition of perpetual license                                     (160,000)                 --
     Property, equipment and software development costs acquired                   (1,278,891)            (68,040)
     Net cash to acquire WellComm Group, Inc.                                              --          (2,199,136)
                                                                             -----------------   -----------------
Net cash used in investing activities                                              (1,516,769)         (2,355,900)
                                                                             -----------------   -----------------

Financing activities:
     Principal payments on capital leases                                             (71,372)            (21,918)
     Proceeds from credit line payable                                                     --             125,000
     Repayments to credit line                                                       (300,000)                 --
     Repayment to related parties                                                    (239,622)           (190,000)
     Proceeds from related parties                                                    740,000             700,000
     Proceeds from notes payable                                                      350,000                  --
     Proceeds from sale of Common Stock and exercise of warrants                    5,010,849           1,944,976
     Proceeds from sale of option                                                          --             161,078
     Proceeds from issuance of debenture                                                   --           1,838,923
     Notes payable repayments                                                        (250,000)                 --
                                                                             -----------------   -----------------

Net cash provided by financing activities                                           5,239,855           4,558,059
                                                                             -----------------   -----------------

Net increase (decrease) in cash                                                       213,608            (669,042)

Cash at beginning of period                                                           360,166           1,029,208
                                                                             -----------------   -----------------

Cash at end of period                                                             $   573,774         $   360,166
                                                                             =================   =================

Supplemental disclosure of non-cash flow information: Cash paid during the year for:
       Interest                                                                   $     83,833        $    15,163
                                                                             =================   =================





                          I-TRAX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                         (Continues from previous page.)

                                                                                          2003             2002
                                                                                    ---------------     -----------
Schedule of non-cash investing activities:

     Issuance of 1,488,000 shares of common stock and granting of 112,000 stock options in connection with acquisition of WellComm Group,
       Inc                                                                          $          --       $10,480,000
                                                                                    ===============     ===========


     Issuance of common stock and warrants for finder fee                           $          --       $   391,408
                                                                                    ===============     ===========

Schedule of non-cash financing activities:
     Issuance of common stock in connection with conversion of  promissory
       notes, related party advances, and accrued interest                          $     1,169,270     $      --
                                                                                    ===============     ===========

     Issuance of common stock in connection with conversion of deferred
       salaries                                                                     $       121,997     $      --
                                                                                    ===============     ===========

     Issuance of common stock in connection with conversion of debenture
       payable                                                                      $     1,483,351     $      --
                                                                                    ===============     ===========



     Accrued interest expense on debenture payable and promissory notes             $       394,538     $      --
                                                                                    ===============     ===========


     Proceeds from life insurance company in connection with the death of
       executive officer                                                            $       500,000     $      --
                                                                                    ===============     ===========

     Repayments to related parties from pledged life insurance proceeds             $       500,000     $      --
                                                                                    ===============     ===========

     Issuance of common stock in connection with conversion of accounts
       payable                                                                      $          --       $    16,667
                                                                                    ===============     ===========

     Acquisition of office equipment in connection with capital lease
       obligation                                                                   $          --       $   107,709
                                                                                    ===============     ===========

     Issuance of warrants in connection with marketing agreement                    $          --       $ 1,360,000
                                                                                    ===============     ===========

     Fair market value of detachable warrants and beneficial conversion
       value in connection with re-pricing                                          $     1,007,833     $      --
                                                                                    ===============     ===========

     Fair market value of warrants granted in connection with convertible
       note                                                                         $       268,000     $      --
                                                                                    ===============     ===========



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


The Company entered into a merger agreement, as amended, on December 26, 2003, with Meridian Occupational Healthcare Associates, Inc, (doing business as CHD Meridian Healthcare) ("CHD Meridian"), a privately held company and a provider of outsourced, employer-sponsored healthcare services. The merger was consummated on March 19, 2004. (See note 19 for additional information.)


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

Revenue Recognition


Fees under the Company's service contracts are generally fixed-fee and are recorded as services are provided. Service fees are generally determined by multiplying a contractually negotiated rate per call/member by the number of calls/members for the month. These contracts are generally for a term of three years with a provision for automatic renewals. The Company recognizes service revenue when persuasive evidence of an arrangement exists, the service has been performed, the fee is fixed and determinable and collections of the resulting receivable is reasonably assured.

The Company recognizes revenue from technology licenses in accordance with Statement of Position ("SOP") 97-2 "Software Revenue Recognition" as further modified by Statement of Position 98-9 "Modification of SOP 97-2, "Software Revenue Recognition with Respect to Certain Transactions." SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, post-contract customer support, installation and training to be allocated to each element based on vendor-specific objective evidence (VSOE) of the fair value of the elements. VSOE consists of the price charged when the same element is sold separately, or, for an element not yet being sold separately, the price established by management having the relevant authority, where it is probable that the price, once established will not change before separate introduction of the elements into the market place.

Revenue Recognition (cont'd)


The Company recognizes revenue from software development contracts on a percentage-of-completion method with progress to completion measured based upon labor hours incurred or achievement of contract milestones. Revenue from re-sale of hardware and software, obtained from vendors, is recognized at the time hardware and software is delivered to or received by customers depending on when title passes. If a sale is subject to specific customer acceptance provisions, or if there are any uncertainties about customer acceptance, revenue is not recognized until accptance occurs. Customer deposits represent funds received in advance in excess of revenue recognized.


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

Debt Issuance Costs


The Company recorded a total of $416,610 of debt issuance costs in connection with the sale of a 6% senior debenture in February 2002. These costs consisted of a cash payment of $130,000 and common stock and warrants valued at $286,610, which was issued to a placement agent as a finder fee. The Company amortized these costs on a straight-line basis over the two-year life of the debenture. Accordingly, for the years ended December 31, 2003 and 2002, amortization of debt issuance costs amounted to $214,555 and $187,337, respectively.


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

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002




NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

                                                               2003                 2002
                                                         -----------------    ------------------

Net loss as reported                                      $ (8,058,579)         $ (9,424,973)

Add back intrinsic value of the options issued to
employee and charged to operations                              27,942               163,200

Deduct total stock based employee compensation
expense determined under fair value based methods
for all awards                                              (2,952,906)           (2,844,904)
                                                          ------------          ------------

Pro forma net loss                                        $(10,983,543)         $(12,106,677)
                                                          ============          ============



Basic and diluted net loss per share as reported          $       (.74)         $      (1.04)

Pro forma basic and diluted net loss per share            $      (1.01)         $      (1.33)



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


NOTE 3--OFFICE EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

Office equipment, furniture and leasehold improvements are as follows at December 31, 2003:


       Office equipment                                          $   889,720
       Furniture                                                     145,422
       Software Development Costs                                  1,237,713
       Leasehold improvements                                         50,000
                                                               -------------

       Less accumulated depreciation and amortization               (808,088)

                                                               -------------
                                                                 $ 1,514,767
                                                               =============

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

The components of identifiable intangible assets, which are included in the consolidated balance sheet as of December 31, 2003, are as follows:



                                     Gross Carrying        Accumulated          Net Carrying
                                         Amount            Amortization            Amount
                                    -----------------    ---------------    -----------------
   Amortized intangible assets:
       Non-compete covenants                 1,648,000         (1,198,815)             449,185
       Customer relationships                4,501,563         (3,733,139)             768,424
                                     -----------------    ---------------    -----------------
   Total                                 $   6,149,563      $  (4,931,954)       $   1,217,609
                                     =================    ===============    =================




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

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE 7--ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2003:

                      Interest                           $ 157,280
                      Salaries                             203,888
                                                      ------------
                          Total                          $ 361,168
                                                      ============


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

The future minimum lease commitments under the capital leases as of December 31, 2003 are as follows:

       For the year ending December 31:
       --------------------------------
                2004                                              $  32,836
                2005                                                 26,257
                2006                                                 24,064
                2007                                                 14,037
                                                                  ----------
                Total future payments                                97,194
                Less amount representing interest                   (11,754)
                                                                  ----------
                Present value of minimum lease payments              85,440
                Less current portion                                 26,814
                                                                  ----------
                Net long term portion                             $  58,626
                                                                  ==========

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

The initial value assigned to the warrant of $890,272 was recorded as a discount to the debenture and is accreted to interest expense over the term of the debenture. The amount accreted to interest expense associated with the original value assigned to the warrant amounted to $343,782 and $257,650 for the years ended December 31, 2003 and 2002, respectively. As a result of resetting of the exercise price of the warrant in June 2003, the Company recorded an additional charge of $203,077 for interest expense for the additional market value of the warrant on the date of resetting. Lastly, as a result of Palladin's partial conversion of the debenture, the Company recorded $165,682 of additional interest expense for the year ended December 31, 2003. This amount represents the acceleration of the unamortized discount of the warrant, which is attributable to the converted portion of principal.

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

The Company's approximate future minimum annual rental payments, including annual escalations under the non-cancelable operating leases in effect as of December 31, 2003, are as follows:

                      For the year ending December 31:

                          2004               $  206,000
                          2005                  119,000
                          2006                   56,000
                          2007                   24,000
                                            -----------
                                             $  405,000
                                            ===========

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

The tax effects of temporary differences, loss carry-forwards and the valuation allowance that give rise to deferred income tax assets are as follows:



                                                                                     December 31,
                                                                                         2003
                                                                                    ---------------
           Temporary differences:

                 Fair value of warrants and common stock                                $   574,000
                 Net operating losses                                                     8,987,000
                 Less valuation allowance                                                (9,561,000)
                                                                                    ---------------
                    Deferred tax assets                                                 $         0
                                                                                    ===============

           The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2003 and 2002 is as follows:

                 Federal income tax rate                                                      (38.0)%
                 Change in valuation allowance on net operating carry-forwards                 38.0
                                                                                    ---------------
                    Effective income tax rate:                                                  0.0 %
                                                                                    ===============


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

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE 17--STOCKHOLDERS' EQUITY  (cont'd)

2003 Issuance of Common Stock and Warrants  (cont'd)

The following table summarizes the Company's activity as it relates to its warrants for the year ended December 31, 2003:

                                                             Shares
                                                       -----------------

   Balance outstanding at January 1, 2003                       2,132,953
   Quarter ended March 31, 2003:
            Granted                                                    --
            Exercised                                                  --
                                                       -----------------
   Balance outstanding at March 31, 2003                        2,132,953
                                                       -----------------
   Quarter ended June 30, 2003:
            Granted                                               999,285
            Exercised                                                  --
                                                       -----------------
   Balance outstanding at June 30, 2003                         3,132,238
                                                       -----------------
   Quarter ended September 30, 2003:
            Granted                                               320,000
            Exercised
                                                       -----------------
   Balance outstanding at September 30, 2003                    3,452,238
                                                       -----------------

   Quarter ended December 31, 2003:
            Granted                                               620,000
            Exercised                                            (720,866)
                                                       -----------------
   Balance outstanding at December 31, 2003                     3,351,372
                                                       =================

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

NOTE 19--SUBSEQUENT EVENTS

Acquisition of CHD Meridian (unaudited)


The Company entered into a merger agreement, as amended, on December 26, 2003, with CHD Meridian, a privately held company and a provider of outsourced, employer-sponsored healthcare services.

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 19--SUBSEQUENT EVENTS  (cont'd)

Acquisition of CHD Meridian (unaudited)  (cont'd)


Pursuant to the merger agreement, the Company, on March 19, 2004, the effective date of the merger, (1) issued 10,000,000 shares of common stock valued at $49,600,000 utilizing $4.96 (the closing market price on effective date of the merger) per share, (2) issued 400,000 shares of convertible preferred stock (with each share convertible into 10 shares of common stock at a price of $2.50 per share or 4,000,000 shares in the aggregate) at $25 per share or $10,000,000 in the aggregate, and (3) paid approximately $25,508,000 to the CHD Meridian stockholders. Immediately following the closing of the merger, the Company also redeemed from former CHD Meridian stockholders that participated in the merger, pro rata, an aggregate of 200,000 shares of convertible preferred stock at its original issue price of $25 per share or $5,000,000.

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


The acquisition, which is valued at $ 86,277,000 as of March 19, 2004, the date of acquisition, is accounted for as a purchase. As such, the purchase price will be allocated to the estimated fair values of the assets acquired and liabilities assumed. The Company will be obtaining third-party valuations of certain intangible assets.


The following unaudited pro forma results of operations of the Company give effect to the acquisition of CHD Meridian as though the transaction had occurred on January 1, 2002.

                                            Year ended             Year ended
                                           December 31,           December 31,
                                               2003                   2002
                                          -------------          -------------

Sales                                     $ 121,966,000          $ 111,056,000
Expenses                                    128,632,000            121,622,000
                                          -------------          -------------
Net loss                                  $  (6,666,000)         $ (10,566,000)
                                          =============          =============
Less: Dividends applicable to
  Preferred Stockholders                  $        --            $  34,440,000
                                          -------------          -------------
Net loss applicable to common stock       $  (6,666,000)         $ (45,006,000)
                                          =============          =============
Loss per share
  Basic and Diluted                       $        (.32)         $       (2.36)
                                          =============          =============
Weighted average shares outstanding
  Basic and Diluted                          20,905,000             19,097,000
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

                Meridian Occupational Healthcare Associates, Inc.
                and Subsidiaries (d/b/a CHD Meridian Healthcare)

                        Consolidated Financial Statements

                  Years ended December 31, 2003, 2002 and 2001


                                    Contents


Report of Independent Registered Public Accounting Firm...................66


Consolidated Financial Statements


Consolidated Balance Sheets...............................................67
Consolidated Statements of Operations.....................................68
Consolidated Statements of Stockholders' Equity...........................69
Consolidated Statements of Cash Flows.....................................70
Notes to Consolidated Financial Statements................................71

             Report of Independent Registered Public Accounting Firm



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


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meridian Occupational Healthcare Associates, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.


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


Ernst & Young, LLP
Nashville, Tennessee
February 24, 2004



                Meridian Occupational Healthcare Associates, Inc.
                and Subsidiaries (d/b/a CHD Meridian Healthcare)

                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                              December 31
                                                                                         2003             2002
                                                                                `   -----------------------------
Assets
Current assets:
   Cash and cash equivalents                                                         $ 11,299          $  7,621
   Accounts receivable, less allowance for doubtful accounts
     of $601 and $639, at December 31, 2003 and 2002, respectively                     17,167            14,373
   Income tax receivable                                                                  153               529
   Other current assets                                                                 1,849             1,069
                                                                                `   -----------------------------
Total current assets                                                                   30,468            23,592

Property and equipment, net                                                             2,880             3,063

Goodwill                                                                                8,181             8,181
Customer lists, net                                                                     7,101             7,645
Other intangible assets, net                                                               70              --
Other long-term assets                                                                     36                36
                                                                                `   -----------------------------
Total assets                                                                         $ 48,736          $ 42,517
                                                                                    =============================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                                  $  5,955          $  5,796
   Accrued employee benefits                                                            4,088             3,496
   Deferred revenue                                                                       951             1,644
   Net liabilities of discontinued operations                                           1,299             1,299
   Other accrued liabilities                                                            6,287             4,066
                                                                                `   -----------------------------
Total current liabilities                                                              18,580            16,301

Other long-term liabilities                                                             2,548             2,896

Stockholders' equity:
   Preferred stock, no par value, authorized 153,500 shares, no shares
     issued and outstanding at December 31, 2003 and 2002                                --                --
   Common stock, $0.001 par value; authorized 250,000 shares, 220,015 shares issued and outstanding at December 31, 2003, and 208,415 shares issued
     and outstanding at December 31, 2002                                                --                --
   Additional paid-in capital                                                          68,605            66,944
   Notes due from stockholders                                                         (1,682)             --
         Accumulated deficit                                                          (39,315)          (43,624)
                                                                                `   -----------------------------
Total stockholders' equity                                                             27,608            23,320
                                                                                `   -----------------------------
Total liabilities and stockholders' equity                                           $ 48,736          $ 42,517
                                                                                    =============================

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




                Meridian Occupational Healthcare Associates, Inc.
                and Subsidiaries (d/b/a CHD Meridian Healthcare)

                 Consolidated Statements of Stockholders' Equity
                        (in thousands, except share data)




                                      Common Stock    Preferred Stock                     Additional                      Total
                               ---------------------- ----------------  Notes due from     Paid-in      Accumulated    Stockholders'
                                  Shares      Amount  Shares    Amount   Stockholders      Capital       Deficit         Equity
                               ----------- ---------- ------- -------- ---------------- ------------- ---------------- -------------

Balance at December 31, 2000      208,415     $  -       -      $  -      $       -        $ 66,944    $  (43,840)      $ 23,104
Net loss                                -        -       -         -              -               -        (1,708)        (1,708)
                               ----------- ---------- ------- -------- ---------------- ------------- ---------------- -------------
Balance at December 31, 2001      208,415        -       -         -              -          66,944       (45,548)        21,396
Net income                              -        -       -         -              -               -         1,924          1,924
                               ----------- ---------- ------- -------- ---------------- ------------- ---------------- -------------
Balance at December 31, 2002      208,415        -       -         -              -          66,944       (43,624)        23,320
Repurchase of common stock           (700)       -       -         -              -            (111)            -           (111)
Exercise of stock options          12,300        -       -         -         (1,682)          1,772             -             90
Net income                              -        -       -         -              -               -         4,309          4,309
                               ----------- ---------- ------- -------- ---------------- ------------- ---------------- -------------
Balance at December 31, 2003      220,015     $  -       -      $  -       $ (1,682)       $ 68,605    $  (39,315)      $ 27,608
                               =========== ========== ======= ======== ================ ============= ================ =============


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


CHD Meridian Healthcare is a provider of outsourced health care services to the employer-sponsored market. The Company's model allows employers to contract directly for a wide range of health care services on behalf of employees, dependents, and retirees that are delivered through facilities located at or near the work site. CHD Meridian develops and manages custom designed facilities that address the pharmacy, primary care, occupational health, and corporate health demands of its clients. CHD Meridian currently provides employer-sponsored services to 90 clients at 160 locations in 31 states.


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

2. Summary of Significant Accounting Policies

Revenue Recognition and Accounts Receivable


The Company generates revenue from contractual client obligations for occupational health, primary care, pharmacy and corporate health services rendered on either a fixed fee or a cost-plus arrangement. For fixed fee contracts, revenues are recorded on a straight-line basis as services are rendered. For cost-plus contracts, revenues are recorded as costs are incurred with the management fee component recorded as earned based upon the method of calculation stipulated in the client contracts.


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


Pharmaceutical Manufacturer Rebates

All rebates received by the Company from pharmaceutical manufacturers are passed directly through to our clients. Rebates received from manufacturers but not yet remitted to clients are reflected as liabilities on the balance sheet.

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

Property and Equipment

Property and equipment are stated on the basis of cost. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives:

                                            Years
                                            -----------------------------------
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

                Meridian Occupational Healthcare Associates, Inc.
                and Subsidiaries (d/b/a CHD Meridian Healthcare)

             Notes to Consolidated Financial Statements (continued)


2. Summary of Significant Accounting Policies (continued)


On December 24, 2003, the FASB issued a revision of FIN 46 that replaced the original interpretation and codified proposed modifications and other decisions previously issued through certain FASB Staff Positions including the deferral of the effective date of applying FIN 46 to certain variable interests. The revised FIN 46 requires the Company to apply the provisions of FIN 46 immediately to any special purpose entities and to any variable interest entities created after January 31, 2003. Application of the provisions will be required for all other variable interest entities in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 had no impact on the financial position or operating results of the Company.


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


The merger will create a provider of integrated corporate healthcare management solutions. The merged company will offer employers an opportunity not only to manage the healthcare of employees who use on-site facilities, but also to provide an integrated, comprehensive health management program for a customer's entire employee base.

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

8. Income Taxes

Income tax expense is comprised of the  following  for the years ended  December
31:

                                    2003          2002            2001
                             --------------- ------------- ---------------
   Current:
     Federal                     $     278        $      -      $   (128)
     State                             339             337           267
   Deferred- federal                  (278)              -             -
                             --------------- ------------- ---------------
     Income tax expense          $     339        $    337      $    139
                             =============== ============= ===============

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the company's deferred tax assets and liabilities for continuing and discontinued operations are as follows:

                                                2003             2002
                                         ---------------- -----------------

Deferred tax assets:
    Net operating loss carryforwards      $      6,563     $        7,880
    Allowance for doubtful accounts                234                249
    Accrued expenses                             1,913              1,712
    Amortization                                 1,282              1,387
    Other                                          450                331
                                         ---------------- -----------------
Total gross deferred tax assets                 10,442             11,559
    Less:  Valuation allowance                  (9,548)           (11,248)
                                         ---------------- -----------------
Total deferred tax assets                          894                311
Deferred tax liability:
    Depreciation                                  (616)              (311)
                                         ---------------- -----------------
Net deferred tax asset                    $        278     $            -
                                         ================ =================

                Meridian Occupational Healthcare Associates, Inc.
                and Subsidiaries (d/b/a CHD Meridian Healthcare)

             Notes to Consolidated Financial Statements (continued)


8. Income Taxes (continued)

The provision for income taxes for continuing operations for the years ended December 31, 2003, 2002 and 2001 differs from the amount computed by applying the statutory rate of 34% due to the following:

                                              2003        2002        2001
                                          ------------ ----------- -----------

Tax at federal statutory rate             $    1,611    $    769    $    351
State income taxes                               231         223         176
Nondeductible amortization                       171         225         309
Other                                             26          23         129
Change in valuation allowance                 (1,700)       (903)       (826)
                                          ------------ ----------- -----------
Income tax provision                      $      339    $    337    $    139
                                          ============ =========== ===========

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

General


         I-trax entered into a merger agreement, as amended, on December 26, 2003, with CHD Meridian Healthcare, a privately held company and a provider of outsourced, employer-sponsored healthcare services. The merger was consummated on March 19, 2004.

         Pursuant to the merger agreement, I-trax delivered 10,000,000 shares of common stock, 400,000 shares of Series A Convertible Preferred Stock, and paid in cash, $25,508,000 to the CHD Meridian Healthcare stockholders. CHD Meridian Healthcare stockholders will also receive additional shares of I-trax common stock if CHD Meridian Healthcare's continuing operations following the closing of the merger as a subsidiary of I-trax achieve calendar 2004 milestones for earnings before interest, taxes, depreciation and amortization, or EBITDA as follows: If EBITDA exceeds $8.1 million, the number of such additional shares will be 3,473,280; the number of such shares increases proportionately up to a maximum of 3,859,200 if EBITDA exceeds $9.0 million.


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



                   PRO FORMA CONDENSED COMBINED BALANCE SHEET
                          DECEMBER 31, 2003 (UNAUDITED)

                     (In thousands, except per share price.)

                                                     Meridian                               Pro Forma
                                                   Occupational                            Consolidated
                                                    Healthcare                             I-trax, Inc.
                                  I-trax, Inc.      Associates,                                 and
                                      and            Inc., and              Pro Forma       Subsidiaries
                                  Subsidiaries     Subsidiaries            Adjustments      (Unaudited)
                                  December 31,     December 31,     Adj-    (Unaudited)     December 31,
                                    2003 (a)         2003 (b)       Ref.       (c)             2003
                                 --------------- ------------------------ --------------- ----------------
   Current assets


   Cash and cash equivalents          $     574       $     11,299   A        $   37,000      $     4,470
                                                                     F           (25,508)
                                                                     F            (1,169)
                                                                     C            (1,500)
                                                                     E            (9,492)
                                                                     H              (500)
                                                                     I            (5,000)
                                                                     N            (1,234)
   Accounts receivable, net                 549             17,167                                 17,716
   Other current assets                     188              2,002                                  2,190
                                 --------------- ------------------       --------------- ----------------
   Total current assets                   1,311             30,468                (7,403)          24,376
                                 --------------- ------------------       --------------- ----------------

   Investments in CHD Meridian               --                 --   F            86,277               --
                                                                     G           (86,277)
   Property, equipment and
      furniture, net                      1,515              2,880                                  4,395
   Deferred marketing costs,
      net                                   831                 --                                    831
   Deposit on intellectual
      license                               160                 --                                    160
   Deferred acquisition costs                85                 --                                     85
   Debt issuance costs                       35                 --                                     35
   Goodwill                               8,424              8,181   G            57,063           73,668
   Customer lists\relations,
      net                                   768              7,101   G            22,235           30,104
   Non-compete agreements, net              449                                                       449
   Other intangibles, net                    --                 70   G             1,030            1,100
   Other long term assets                    25                 36                                     61
                                 --------------- ------------------       --------------- ----------------

   Total assets                     $    13,603       $     48,736            $   72,925     $    135,264
                                 =============== ==================       =============== ================


                         (Continues on following page.)




                         (Continues from previous page.)


                                                     Meridian                                Pro Forma
                                                   Occupational                             Consolidated
                                                    Healthcare                             I-trax, Inc.
                                   I-trax, Inc.     Associates,                                 and
                                      and            Inc., and              Pro Forma       Subsidiaries
                                  Subsidiaries     Subsidiaries            Adjustments      (Unaudited)
                                  December 31,     December 31,     Adj.   (Unaudited)     December 31,
                                    2003 (a)         2003 (b)       Ref.       (c)             2003
                                 --------------- ------------------       --------------- ----------------

Current liabilities


Accounts payable                            606              5,955                                  6,561
Accrued expenses                            361              4,088   N              (156)           4,293
Due to related parties                      280                 --   N              (280)              --
Deferred revenue                            240                951                                  1,191
Other current liabilities                   115              7,586                                  7,701
                                 --------------- ------------------       --------------- ----------------
Total current liabilities                 1,602             18,580                  (436)          19,746
                                 --------------- ------------------       --------------- ----------------

Common Stock Warrants                     2,760                 --   L               350               --
                                                                     M            (3,110)
Credit lines payable, long
   term                                      --                 --   A            12,000           12,000
Promissory notes and
   debenture payable, net of
   discount                                 798                 --   N              (798)              --

Other long term liabilities                  58              2,548                                  2,606
                                 --------------- ------------------       --------------- ----------------
Total liabilities                         5,218             21,128                 8,006           34,352
                                 --------------- ------------------       --------------- ----------------




Preferred stock                              --                 --   A            25,000           30,000
                                                                     F            10,000
                                                                     I            (5,000)
Common stock and additional
   paid -in-capital                      47,290             66,923   F            49,600          135,217
                                                                     C            (1,500)
                                                                     E            (9,492)
                                                                     B            24,600
                                                                     D             2,125
                                                                     D            (2,125)
                                                                     G           (45,264)
                                                                     L              (350)
                                                                     H               300
                                                                     M             3,110
Accumulated deficit and other           (38,905)           (39,315)  G            39,315          (64,305)
                                                                     B           (24,600)
                                                                     H              (800)
                                 --------------- ------------------       --------------- ----------------

Total stockholders' equity                8,385             27,608                64,919          100,912
                                 --------------- ------------------       --------------- ----------------

Total liabilities and
   stockholder's equity             $    13,603       $     48,736            $   72,925     $    135,264
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



              PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                   (UNAUDITED)

                     (In thousands, except per share price.)

                                                                    Meridian                                         Pro Forma
                                                                  Occupational                                      consolidated
                                           I-trax, Inc. and        Healthcare                                      I-trax, Inc. and
                                          Subsidiaries for     Associates, Inc. and                                Subsidiaries for
                                           the year ended      Subsidiaries for the             Pro Forma         the year ended
                                         December 31, 2003     year ended December    Adj.     adjustments        December 31, 2003
                                                (a)               31, 2003 (b)        Ref.    (Unaudited) (c)         (Unaudited)
                                        --------------------- ---------------------- ---------------------------  ------------------


Revenue                                       $        4,189        $       117,777                                  $      121,966
                                        --------------------- ----------------------                            --------------------

Cost and expenses:
  Cost of revenue/operating expenses                   1,372                 96,750                                          98,122
  General and administrative                           4,210                 15,005                                          19,215
  Depreciation and amortization                        1,702                  1,461   J                 1,846                 5,009
  Impairment charge related to
   intangible assets                                     458                                                                    458
  Marketing and publicity                              1,763                     --                                           1,763
                                        --------------------- ----------------------       -------------------  --------------------
Total costs and expenses                               9,505                113,216                     1,846               124,567
                                        --------------------- ----------------------       -------------------  --------------------

Operating (loss) income                               (5,316)                 4,561                    (1,846)               (2,601)
                                        --------------------- ----------------------       -------------------  --------------------

Other income (expenses):
  Proceeds from life insurance policy                    500                     --                                             500
  Costs in connection with terminated
   acquisition                                          (200)                    --                                            (200)
  Amortization of debt issuance and
   conversion costs                                     (337)                    --                                            (337)
  Increase in common stock warrants                     (301)                    --   L                  (350)                 (651)
  Interest (expense) income and
   financing costs                                    (2,405)                    87   K                  (720)               (3,038)
                                        --------------------- ----------------------       -------------------  --------------------
Total other expenses                                  (2,743)                    87                    (1,070)               (3,726)
                                        --------------------- ----------------------       -------------------  --------------------

Net income (loss) before provision for
   income taxes                                       (8,059)                 4,648                    (2,916)               (6,327)
                                        --------------------- ----------------------       -------------------  --------------------

Provision for income taxes                                --                    339                        --                   339
                                        --------------------- ----------------------       -------------------  --------------------

Net income (loss)                             $       (8,059)        $        4,309            $       (2,916)       $       (6,666)
                                        ===================== ======================       ===================  ====================

Loss per common share:

Basic and diluted                             $        (0.74)                                                        $        (0.32)
                                        =====================                                                   ====================

Weighted average number of shares
   outstanding:                                       10,905                          F                10,000                20,905
                                        =====================                              ===================  ====================



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



              PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                   (UNAUDITED)

                     (In thousands, except per share price.)

                                                                  Meridian
                                                                Occupational                                       Pro Forma
                                          I-trax, Inc. and       Healthcare                                      consolidated
                                          Subsidiaries for   Associates, Inc. and                              I-trax, Inc. and
                                          the year ended     Subsidiaries for the            Pro Forma         Subsidiaries for
                                           December 31,       year ended December    Adj.    adjustments       the year ended
                                             2002 (a)            31, 2002 (b)        Ref.    (Unaudited) (c)   December 31, 2002
                                         ------------------ ---------------------- -------  ---------------- --------------------

Revenue                                       $      3,932        $       107,124                                 $      111,056
                                         ------------------ ----------------------                           --------------------

Cost and expenses:
  Cost of revenue/operating expenses                 1,229                 88,858                                         90,087
  General and administrative                         5,955                 14,275    H                  500               20,730
  Depreciation and amortization                      2,045                  1,854    J                1,846                5,745
  Marketing and publicity                              774                     --                                            774
  Research & Development                               410                     --                                            410
  Impairment charges related to
   intangible assets                                 1,648                     --                                          1,648
                                         ------------------ ----------------------          ---------------- --------------------
Total costs and expenses                            12,061                104,987                     2,346              119,394
                                         ------------------ ----------------------          ---------------- --------------------

Operating (loss) income                             (8,129)                 2,137                    (2,346)              (8,338)
                                         ------------------ ----------------------          ---------------- --------------------

Other income (expenses):
  Amortization of debt issuance and
   conversion costs                                   (187)                    --                                           (187)
  Interest (expense) income and
   financing costs                                  (1,108)                   124    K                 (720)              (1,704)
                                         ------------------ ----------------------          ---------------- --------------------
Total other expenses                                (1,295)                   124                      (720)              (1,891)
                                         ------------------ ----------------------          ---------------- --------------------

Net income(loss) before provision for
   income taxes                                     (9,424)                 2,261                    (3,066)             (10,229)
                                         ------------------ ----------------------          ---------------- --------------------

Provision for income taxes                              --                    337                                            337
                                         ------------------ ----------------------          ---------------- --------------------

Net Income (loss)                                   (9,424)                 1,924                    (3,066)             (10,566)

Less: dividends applicable to preferred
   stockholders                                         --                     --   B, F             34,440               34,440
                                         ------------------ ----------------------          ---------------- --------------------

Net income (loss) applicable to common
   stock                                      $     (9,424)        $        1,924              $    (37,506)      $      (45,006)
                                         ================== ======================          ================ ====================

Loss per common share:

Basic and diluted                             $      (1.04)                                                        $       (2.36)
                                         ==================                                                  ====================

Weighted average number of shares
   outstanding:                                      9,097                           F               10,000               19,097
                                         ==================                                 ================ ====================




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


B. In connection with the issuance of Series A Convertible Preferred Stock, I-trax reported $24,600 as a deemed dividend to preferred stockholders, representing the value of the beneficial conversion value for the underlying common stock. The beneficial conversion value is the benefit realized by the preferred stockholder and is treated as a dividend for purpose of computing earnings per share. The dividend is computed by multiplying the difference between the market value of the underlying common stock at closing of the merger ($4.96 per share), and the conversion price ($2.50 per share) by the number of shares of common stock for which the preferred is convertible into (10,000,000 shares).


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


F. To give effect to the acquisition of CHD Meridian Healthcare estimated at $86,277 as of March 19, 2004. The pro forma adjustment gives effect to the following items: (1) disbursement of the cash portion of the acquisition in the amount of $25,508, as adjusted for the redemption of CHD Meridian Healthcare common stock and options, and for a minimum cash balance requirement as per the merger agreement; (2) estimated disbursements in connection with the costs of the transaction amounting to $1,169; (3) issuance of 10,000,000 shares of I-trax common stock valued at $4.96 per share, or $49,600; (4) issuance of 400,000 shares of convertible preferred stock at $25 per share or $10,000, convertible into 4,000,000 shares of I-trax common stock. In connection with the issuance of the 400,000 shares of Series A Convertible Preferred Stock, I-trax reported $9,840 as a deemed dividend to the preferred stockholders, representing the beneficial conversion value for the underlying common stock. The beneficial conversion value is the benefit realized by the preferred stockholder and is treated as a dividend for purpose of computing earnings per share. The dividend is computed by multiplying the difference between the market value of the underlying common stock at closing of the merger ($4.96 per share), and the conversion price ($2.50 per share) by the number of shares of common stock for which the preferred is convertible into (4,000,000 shares).


G. To give effect to the consolidation and the elimination of CHD Meridian Healthcare's equity and preliminarily to allocate the purchase price over the estimated fair values of the assets and liabilities acquired with the excess assigned to goodwill.


H. To give effect to a $500 cash bonus pool approved by the compensation committee of the board of directors of I-trax for employees assisting with the merger.

I. To give effect to the redemption of 200,000 shares of Series A Convertible Preferred Stock following the merger from certain CHD Meridian Healthcare stockholders.


J. To give effect to the amortization expense for the respective periods utilizing an estimated amortizable life of fourteen years as it relates to customer lists/relations acquired and four years as it relates to other intangible.


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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         NUMBER            EXHIBIT TITLE
        -------            -------------

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


         4.2* Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of I-trax, Inc. filed on March 19, 2004.


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


         4.7* Form of warrant certificate of I-trax, Inc. issued as of March 19, 2004 to placement agents of Series A Convertible Preferred Stock.


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


         10.9* Employment Agreement dated as of January 1, 2000 between Meridian Occupational Healthcare Associates, Inc. and Shannon Wolcott Farrington.

         10.10* Employment Agreement dated as of January 1, 2000 between Meridian Occupational Healthcare Associates, Inc. and Haywood
                  D. Cochrane, Jr.

         10.11* Credit Agreement dated as of March 19, 2004 by and among I-trax, Inc., all subsidiaries of the Borrower now or hereafter becoming parties to the Credit Agreement, and Bank of America, N.A.

         10.12** License And Services Agreement effective as of March 5th, 2004 among I-trax Health Management Solutions, Inc., Meridian Occupational Healthcare Associates, Inc. (d/b/a CHD Meridian Healthcare) and BioSignia, Inc.

         21*      Subsidiaries of I-trax, Inc.

         23.1**   Consent of Goldstein Golub Kessler LLP.

         23.2**   Consent of Ernst & Young LLP.

         31.1** Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2** Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1** Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2** Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                  ---------------------------------

         *        Previously filed.
         **       Filed herewith.



(b)      Reports on Form 8-K

         We filed a current report on Form 8-K with the Securities and Exchange Commission on October 17, 2003 to report the closing of a private placement of common stock and warrants.


         We furnished a current report on Form 8-K to the Securities and Exchange Commission on November 17, 2003 to report results of operations and financial condition.


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

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of June 2, 2004.



                                   I-TRAX, INC.

                                   By:      /s/ Frank A. Martin
                                       -----------------------------------------
                                            Frank A. Martin, Chairman and
                                            Chief Executive Officer