Form 10KSB/A
period 2003-12-31
I TRAX INC
filed 2004-08-11
CIK 1110189

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

                         Commission File Number: 0-30275

                                  I-TRAX, INC.
                   ------------------------------------------
                 (Name of small business issuer in its charter)

                  Delaware                             23-3057155
------------------------------------------     --------------------------
       (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)            Identification No.)



              One Logan Square
       130 N. 18th Street, Suite 2615
         Philadelphia, Pennsylvania                        19103
------------------------------------------              --------------
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

Transitional Small Business Disclosure Format (Check one):  [   ] Yes  [X] No

                              Explanatory Statement


         This amendment amends I-trax, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission on April 8, 2004 and amended on June 3, 2004, to change the value assigned to I-trax's common stock for purposes of matters related to the acquisition of CHD Meridian Healthcare from $4.96 to $3.63 in Managements Discussion and Analysis of Financial Condition and Results of Operations (Item
6) and in Note 19 to I-trax's financial statements.

         This amendment also deletes from the Annual Report, as amended, (1) the consolidated financial statements of Meridian Healthcare Associates, Inc. and subsidiaries (d/b/a CHD Meridian Healthcare) for the years ended December 31, 2003, 2002 and 2001 and (2) unaudited combined condensed balance sheet of I-trax and CHD Meridian Healthcare on a pro forma basis as if the merger had been consummated on December 31, 2003 and the unaudited combined condensed statements of operations on a pro forma basis as if the merger had been consummated on January 1, 2002. These financial statements and pro forma information are contained in an amendment filed on August 11, 2004 to I-trax's Current Report on Form 8-K, originally filed on March 30, 2004 and previously amended on June 2, 2004.

         Except as described above, no other changes have been made to our Annual Report on Form 10-KSB/A for the year ended December 31, 2003 filed on June 3, 2004.



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

         On March 19, 2004 we finalized the acquisition of CHD Meridian Healthcare. Under the merger agreement, we delivered to CHD Meridian Healthcare stockholders 10,000,000 shares of I-trax common stock, 400,000 shares of I-trax Series A Convertible Preferred Stock, each of which is convertible into 10 shares of I-trax common stock, and paid $25,508,000 in cash. Immediately prior to the merger, CHD Meridian Healthcare also redeemed certain of its then outstanding shares of common stock and options to purchase common stock for which it paid approximately $9,492,000 in the aggregate. Further, if CHD Meridian Healthcare, continuing its operations following the closing of the merger as a subsidiary of I-trax, achieves calendar 2004 milestones for earnings before interest, taxes, depreciation and amortization, or EBITDA, additional shares of common stock will be payable as follows: If EBITDA equals or exceeds $8,100,000, the number of such additional shares of common stock payable will be 3,473,280; the number of such shares increases proportionately up to a maximum of 3,859,200 shares if EBITDA equals or exceeds $9,000,000. Any escrowed shares that are not released will be returned to I-trax for cancellation. Further, the escrowed shares are not deemed outstanding for accounting purposes until released.

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

         The estimated purchase price we paid for CHD Meridian Healthcare, valuing our common stock at $3.63 per share, the average closing share price for the three days prior and the three days after the announcement of the merger, and before the issuance of any of the earn-out shares, is approximately $73.0 million. The acquisition will be accounted for as a purchase. As such, the purchase price will be allocated to the estimated fair values of the assets acquired and liabilities assumed. If the escrow shares are paid to former CHD Meridian Healthcare in accordance with the terms of the merger agreement, the purchase price of the acquisition will increase, and the additional purchase price will be also allocated to the estimated fair values of the assets acquired and liabilities assumed. We will obtain a third-party valuation of the acquired intangible assets.

         The following are our unaudited pro forma results of operations giving effect to the acquisition of CHD Meridian Healthcare as though the transaction had occurred on January 1, 2002.

                                      Year ended             Year ended
                                     December 31,           December 31,
                                         2003                   2002
                                   ------------------    -------------------
           Sales                       $ 117,599,000         $  107,384,000
           Expenses                      124,159,000            117,844,000
                                   ------------------    -------------------
           Net loss                    $  (6,560,000)        $  (10,460,000)
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

Key Trends and Analytical Points

         The following is a summary of key trends and analytical points covered in greater detail in management's discussion and analysis:

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

     o Revenue and Cost of Revenue: Revenue and cost of revenue increased modestly from year ended December 31, 2002 to year ended December 31, 2003. In accordance with management's expectation, we continued to increase our service revenue and decrease our technology revenue.

     o Operating Expenses: Operating expenses have decreased from year ended December 31, 2002 to year ended December 31, 2003, with salary and related benefits, research and development, depreciation and amortization and impairment charges related to intangible assets declining. The decline is partially offset by an increase in marketing and publicity expenses.

     o Other Income and Expenses: Interest expense and financing costs increased from year ended December 31, 2002 to year ended December 31, 2003.

     o Working Capital: We finished the year ended December 31, 2003, with negative working capital. However, as of March 31, 2004, we had estimated pro forma working capital, which together with operating cash flow and amounts available under a newly established secured credit facility should be sufficient to conduct our operations for the next twelve months.

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

         Material Commitments

         The following schedules summarizes the contractual obligations of I-trax and CHD Meridian Healthcare by the indicated period as of December 31, 2003:



     For the year ending              I-trax          CHD Meridian           Total
     December 31:                                      Healthcare
     ---------------------------  ----------------   ---------------     --------------

              2004                    $   206,000      $  1,294,000       $  1,500,000
              2005                        119,000           986,000          1,105,000
              2006                         56,000           927,000            983,000
              2007                         24,000           780,000            804,000
              2008                             --           651,000            651,000
              Thereafter                       --           574,000            574,000
                                  ----------------   ---------------     --------------
     Total future payments            $   405,000      $  5,212,000       $  5,617,000
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



ITEM 7.  FINANCIAL STATEMENTS


                          I-TRAX, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003
                                       AND
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Item                                                                                           Page No.

Report of Independent Registered Public Accounting Firm...........................................12

Balance sheet at December 31, 2003................................................................13

Statements of operations for the years ended December 31, 2003 and 2002...........................14

Statement of stockholders' equity for the years ended December 31, 2003 and 2002..................15

Statements of cash flows for the years ended December 31, 2003 and 2002...........................17

Notes to consolidated financial statements........................................................19



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




                          I-TRAX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                                              2003              2002
                                                                          ------------      ------------

Revenue:
     Technology licenses                                                  $  1,575,919      $  2,225,308
     Services                                                                2,612,941         1,706,602
                                                                          ------------      ------------
Total revenue                                                                4,188,860         3,931,910
                                                                          ------------      ------------

Cost of revenue:
     Technology licenses                                                        63,363            67,788
     Services                                                                1,308,507         1,161,256
                                                                          ------------      ------------
Total cost of revenue                                                        1,371,870         1,229,044
                                                                          ------------      ------------

Gross profit                                                                 2,816,990         2,702,866

Operating expenses:
     General and administrative                                              1,740,710         1,721,685
     Salary and related benefits                                             2,468,468         4,233,209
     Research and development                                                     --             410,220
     Depreciation and amortization                                           1,702,469         2,045,461
     Marketing and publicity, includes non-cash charges of $1,414,000
         for 2003                                                            1,762,567           773,963
     Impairment charge related to intangible assets                            458,252         1,648,332
                                                                          ------------      ------------
Total operating expenses                                                     8,132,466        10,832,870
                                                                          ------------      ------------

Operating loss                                                              (5,315,476)       (8,130,004)
                                                                          ------------      ------------

Other income (expenses):
     Proceeds from life insurance company                                      500,000              --
     Costs in connection with terminated acquisition                          (200,000)             --
     Amortization of debt issuance and conversion costs                       (336,783)         (187,337)
     Interest expense and financing costs                                   (2,405,015)       (1,107,632)
     Increase in fair value of common stock warrants                          (301,305)             --
                                                                          ------------      ------------
Total other income (expenses)                                               (2,743,103)       (1,294,969)
                                                                          ------------      ------------

Net loss                                                                  $ (8,058,579)     $ (9,424,973)
                                                                          ============      ============

Loss per common share:

Basic and diluted                                                         $       (.74)     $      (1.04)
                                                                          ============      ============

Weighted average number of shares outstanding:                              10,904,553         9,096,958
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





                          I-TRAX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                   2003           2002
                                                                               -----------    -----------

Operating activities:
     Net loss                                                                  $(8,058,579)   $(9,424,973)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Accretion of discount on notes payable charged to interest                858,887        498,751
expense
         Accretion of beneficial conversion value of debenture                   1,168,285        434,798
         Amortization of option liability                                          (13,423)      (147,655)
         Amortization of debt issuance costs                                       336,783        187,337
         Depreciation and amortization                                           1,702,469      2,045,461
         Impairment charge related to intangible assets                            458,252      1,648,332
         Expenses for compensatory stock options and warrants                       23,845           --
         Bad debt expense                                                           58,829           --
         Issuance of securities for services                                     1,418,396        230,467
         Increase in fair value of common stock warrants                           301,305           --
         Write-off of deposit on terminated acquisition                            200,000           --
Changes in operating assets and liabilities, net of acquisitions:
     Decrease (increase) in:
       Accounts receivable                                                           8,406       (119,888)
       Prepaid expenses                                                            (73,062)        54,828
       Other current assets                                                        (16,888)       (19,045)
     (Decrease) increase in:
       Accounts payable                                                           (333,582)       235,686
       Accrued expenses                                                           (409,694)       273,608
       Deferred revenue                                                         (1,139,707)     1,231,092
                                                                               -----------    -----------
Net cash used in operating activities                                           (3,509,478)    (2,871,201)
                                                                               -----------    -----------

Investing activities:
     Proceeds from repayment of note receivable                                       --           72,437
     Increase in transaction costs                                                 (84,783)          --
     Proceeds from release of security deposit                                       6,905         38,839
     Deposit on potential acquisition                                                 --         (200,000)
     Deposit on acquisition of perpetual license                                  (160,000)          --
     Property, equipment and software development costs acquired                (1,278,891)       (68,040)
     Net cash to acquire WellComm Group, Inc.                                         --       (2,199,136)
                                                                               -----------    -----------
Net cash used in investing activities                                           (1,516,769)    (2,355,900)
                                                                               -----------    -----------

Financing activities:
     Principal payments on capital leases                                          (71,372)       (21,918)
     Proceeds from credit line payable                                                --          125,000
     Repayments to credit line                                                    (300,000)          --
     Repayment to related parties                                                 (239,622)      (190,000)
     Proceeds from related parties                                                 740,000        700,000
     Proceeds from notes payable                                                   350,000           --
     Proceeds from sale of Common Stock and exercise of warrants                 5,010,849      1,944,976
     Proceeds from sale of option                                                     --          161,078
     Proceeds from issuance of debenture                                              --        1,838,923
     Notes payable repayments                                                     (250,000)          --
                                                                               -----------    -----------

Net cash provided by financing activities                                        5,239,855      4,558,059
                                                                               -----------    -----------

Net increase (decrease) in cash                                                    213,608       (669,042)

Cash at beginning of period                                                        360,166      1,029,208
                                                                               -----------    -----------

Cash at end of period                                                          $   573,774    $   360,166
                                                                               ===========    ===========
Supplemental disclosure of non-cash flow information:
    Cash paid during the year for: Interest                                    $    83,833    $    15,163
                                                                               ===========    ===========







                          I-TRAX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                         (Continues from previous page.)

                                                                                       2003            2002
                                                                                  ===============   ===========

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


NOTE 3--OFFICE EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

Office equipment, furniture and leasehold improvements are as follows at December 31, 2003:


        Office equipment                                         $   889,720
        Furniture                                                    145,422
        Software Development Costs                                 1,237,713
        Leasehold improvements                                        50,000
                                                               --------------

        Less accumulated depreciation and amortization              (808,088)

                                                               --------------
                                                                 $ 1,514,767
                                                               ==============

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

The following table summarizes the actual fair values of the assets acquired and liabilities assumed at the acquisition date:


             Current assets                           $   651,474
             Property and equipment                       190,000
             Intangible assets                          6,149,563
             Goodwill                                   6,199,336
                                                      -----------
             Total assets acquired                    $13,190,373
                                                      ===========

             Current liabilities                      $   482,882
             Long term debt                                28,355
                                                      -----------
             Total liabilities assumed                    511,237
                                                      -----------
             Net assets acquired                      $12,679,136
                                                      ===========

The following pro forma results of operations of the Company give effect to the acquisition of WellComm Group as though the acquisition was consummated as of January 1, 2002.


                                                           For the year
                                                          ended December
                                                             31, 2002
                                                           ------------

Total revenue                                              $  4,185,689
                                                           ============

Total expenses                                             $ 13,688,289
                                                           ============

Net loss                                                   $ (9,502,600)
                                                           ============
Pro forma net loss per share:
  Basic and Diluted                                        $      (1.03)
                                                           ============
Weighted average number of shares outstanding:
  Basic and Diluted                                           9,220,958
                                                           ============

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

The components of identifiable intangible assets, which are included in the consolidated balance sheet as of December 31, 2003, are as follows:



                                             Gross Carrying         Accumulated          Net Carrying
                                                 Amount             Amortization           Amount
                                            ------------------    ---------------    -----------------
       Amortized intangible assets:
           Non-compete covenants                     1,648,000         (1,198,815)             449,185
           Customer relationships                    4,501,563         (3,733,139)             768,424
                                            ------------------    ---------------    -----------------
       Total                                     $   6,149,563      $  (4,931,954)       $   1,217,609
                                            ==================    ===============    =================



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

The Company's approximate future minimum annual rental payments, including annual escalations under the non-cancelable operating leases in effect as of December 31, 2003, are as follows:

              For the year ending December 31:

                       2004                               $  206,000
                       2005                                  119,000
                       2006                                   56,000
                       2007                                   24,000
                                                       -------------
                                                          $  405,000
                                                       =============

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

The tax effects of temporary differences, loss carry-forwards and the valuation allowance that give rise to deferred income tax assets are as follows:



                                                                             December 31,
                                                                                2003
                                                                             -----------
Temporary differences:
      Fair value of warrants and common stock                                $   574,000
      Net operating losses                                                     8,987,000
      Less valuation allowance                                                (9,561,000)
                                                                             -----------
         Deferred tax assets                                                 $         0
                                                                             ===========

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2003 and 2002 is as follows:

      Federal income tax rate                                                      (38.0)%
      Change in valuation allowance on net operating carry-forwards                 38.0
                                                                             -----------
         Effective income tax rate:                                                0.0 %
                                                                             ============

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

                          I-TRAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 19--SUBSEQUENT EVENTS  (cont'd)

Acquisition of CHD Meridian (unaudited)  (cont'd)

Pursuant to the merger agreement, the Company, on March 19, 2004, the effective date of the merger, (1) issued 10,000,000 shares of common stock valued at $36,300,000 utilizing $3.63 (the average closing market price for the three days prior and three days after the announcement date of the merger) per share, (2) issued 400,000 shares of convertible preferred stock (with each share convertible into 10 shares of common stock at a price of $2.50 per share or 4,000,000 shares in the aggregate) at $25 per share or $10,000,000 in the aggregate, and (3) paid approximately $25,508,000 to the CHD Meridian stockholders. Immediately following the closing of the merger, the Company also redeemed from former CHD Meridian stockholders that participated in the merger, pro rata, an aggregate of 200,000 shares of convertible preferred stock at its original issue price of $25 per share or $5,000,000.

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

The acquisition, which is valued at $ 72,977,000 as of March 19, 2004, the date of acquisition, is accounted for as a purchase. As such, the purchase price will be allocated to the estimated fair values of the assets acquired and liabilities assumed. The Company will be obtaining third-party valuations of certain intangible assets.

The following unaudited pro forma results of operations of the Company give effect to the acquisition of CHD Meridian as though the transaction had occurred on January 1, 2002.

                                               Year ended        Year ended
                                              December 31,      December 31,
                                                  2003              2002
                                             -------------    -------------
Sales                                        $ 117,599,000    $ 107,384,000
Expenses                                       124,159,000      117,844,000
                                             -------------    -------------
Net loss                                     $  (6,560,000)   $ (10,460,000)
                                             =============    =============
Less: Dividends applicable to
  Preferred Stockholders                     $        --      $  15,820,000
                                             =============    =============

Net loss applicable to common stock          $  (6,560,000)   $ (26,280,000)
                                             =============    =============
Loss per share
  Basic and Diluted                          $        (.31)   $       (1.38)
                                             =============    =============
Weighted average shares outstanding
  Basic and Diluted                             20,905,000       19,097,000
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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of August 11, 2004.


                         I-TRAX, INC.

                                       By:      /s/ Frank A. Martin
                                           -------------------------------------
                                                Frank A. Martin, Chairman and
                                                Chief Executive Officer