Form 10QSB/A
period 2004-03-31
I TRAX INC
filed 2004-08-11
CIK 1110189

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

                              Explanatory Statement


         This amendment amends I-trax, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 14, 2004, to:

         o Change the value assigned to I-trax's common stock for purposes of matters related to the acquisition of CHD Meridian Healthcare from $4.96 to $3.63 in our financial statements and in Managements Discussion and Analysis of Financial Condition and Results of Operations.

         o Adjust the unaudited pro forma results of operations, which give effect to the acquisition of CHD Meridian Healthcare as though the transaction had occurred on January 1, 2003, to reflect a reclassification, in accordance with EITF 02-16, of certain performance incentives CHD Meridian Healthcare receives from its pharmaceutical wholesale distributor for total pharmaceutical volume purchased. The reclassification reduced CHD Meridian Healthcare's revenue and operating expenses and had no impact on operating income.

         o Provide supplemental disclosure of consolidated financial statements of CHD Meridian Healthcare for the quarters ended March 31, 2004 and 2003.

         o Reclassify certain goodwill acquired in the CHD Meridian Healthcare aquisition to customer lists.

         Except as described above, no other changes have been made to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 filed on May 14, 2004.

                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements




                                  I-TRAX, INC.
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                                                                                                           Page No.


Report of Independent Registered Public Accounting Firm                                                        4

Condensed Consolidated Balance Sheets at March 31, 2004 (unaudited) and December 31, 2003                      5

Condensed Consolidated Statements of Operations
     for the three months ended March 31, 2004 and 2003 (unaudited)                                            6

Condensed Consolidated Statement of Stockholders' Equity
     for the three months ended March 31, 2004 (unaudited)                                                     7

Condensed Consolidated Statements of Cash Flows
     for the three months ended March 31, 2004 and 2003 (unaudited)                                            8

Notes to Condensed Consolidated Financial Statements                                                          10



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

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the condensed financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have  previously  audited,  in  accordance  with the  standards of the Public
Company Accounting Oversight Board (United States), the balance sheet as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 16, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


GOLDSTEIN GOLUB KESSLER LLP
New York, New York

May 4, 2004

                          I-TRAX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (in thousands, except share data)



                                                            ASSETS
                                                                                      March 31, 2004       December 31,
                                                                                        (unaudited)            2003
                                                                                      ----------------    ----------------
Current assets
     Cash and cash equivalents                                                            $     9,989          $      574
     Accounts receivable, net                                                                  14,027                 549
     Income tax receivable                                                                        274                  --
     Other current assets                                                                       1,170                 188
                                                                                      ----------------    ----------------
         Total current assets                                                                  25,460               1,311
                                                                                      ----------------    ----------------

Property and equipment, net                                                                     4,903               1,675
Goodwill                                                                                       45,238               8,424
Customer list, net                                                                             29,775                 769
Other intangible assets, net                                                                    2,431               1,400
Other long term assets                                                                             61                  24
                                                                                      ----------------    ----------------

       Total assets                                                                       $   107,868         $    13,603
                                                                                      ================    ================

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                                     $     6,870          $      606
     Accrued expenses                                                                           4,575                 361
     Due to officers and related parties                                                           --                 280
     Notes payable                                                                              2,000                  --
     Net liabilities of discontinued operations                                                 1,299                  --
     Other current liabilities                                                                  6,224                 355
                                                                                      ----------------    ----------------
       Total current liabilities                                                               20,968               1,602
                                                                                      ----------------    ----------------

Common stock warrants                                                                              --               2,760
Note payable                                                                                   10,000                  --
Other long term liabilities                                                                     2,530                 856
                                                                                      ----------------    ----------------

       Total liabilities                                                                       33,498               5,218
                                                                                      ----------------    ----------------

Commitments and contingencies                                                                      --                  --

Stockholders' equity
     Preferred stock - $.001 par value, 2,000,000 shares authorized,
       1,200,000 and -0- issued and outstanding, respectively                                       1                  --
     Common stock - $.001 par value, 100,000,000 shares authorized,
       24,581,421 and 13,966,817 shares issued and outstanding, respectively                       24                  14
     Additional paid in capital                                                               131,774              47,276
     Accumulated deficit                                                                      (57,429)            (38,905)
                                                                                      ----------------    ----------------
       Total stockholders' equity                                                              74,370               8,385
                                                                                      ----------------    ----------------
Total liabilities and stockholders' equity                                                $   107,868         $    13,603
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




                                                                               Three months           Three months
                                                                                   ended                  ended
                                                                              March 31, 2004         March 31, 2003
                                                                             ------------------     ------------------
Net revenue                                                                        $     1,447            $     1,616
                                                                             ------------------     ------------------

Costs and expenses:
     Operating expenses                                                                    697                    561
     General and administrative expenses                                                 2,021                  1,004
     Depreciation and amortization                                                         435                    437
                                                                             ------------------     ------------------
Total costs and expenses                                                                 3,153                  2,002
                                                                             ------------------     ------------------

Operating loss                                                                          (1,706)                  (386)
                                                                             ------------------     ------------------

Other expenses:
     Interest expense                                                                      613                    321
     Amortization of financing costs                                                        35                     57
     Other expenses                                                                        350                    200
                                                                             ------------------     ------------------
Total other expenses                                                                       998                    578
                                                                             ------------------     ------------------

Net loss                                                                                (2,704)                  (964)

Less deemed dividends applicable to preferred stockholders                              15,820                     --
                                                                             ------------------     ------------------

Net loss applicable to common stockholders                                        $    (18,524)            $     (964)
                                                                             ------------------     ------------------

Loss per common share:

Basic and diluted                                                                        (1.20)                  (.10)
                                                                             ==================     ==================


Weighted average number of shares outstanding:                                      15,405,353              9,372,727
                                                                             ==================     ==================




  See accompanying notes to consolidated financial statements (unaudited).




                          I-TRAX, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)
                        (in thousands, except share data)


                                                  Preferred Stock        Common Stock        Additional                   Total
                                              --------------------- ---------------------     Paid-in   Accumulated   Stockholders'
                                                Shares      Amount     Shares     Amount      Capital     Deficit        Equity
                                              ----------  --------- ----------- ---------  ------------ ------------  -----------
Balances at January 1, 2004                          --   $     --  13,966,817  $     14    $   47,276  $   (38,905)  $    8,385

Reclassification of common stock warrants
   to paid in capital                                --         --          --        --         3,110           --        3,110

Issuance of common stock in connection with
   conversion of promissory note and other
   settlement, net of costs                          --         --      63,012        --            71           --           71

Issuance of common stock for conversion of
   debenture and accrued interest                    --         --     427,106        --           747           --          747

Issuance of common stock for exercise of
   warrants                                          --         --     124,486        --            30           --           30

Sale of preferred stock, net of costs         1,000,000          1          --        --        23,509           --       23,510

Issuance of preferred stock for acquisition
   of CHD Meridian                              400,000         --          --        --        10,000           --       10,000

Redemption of preferred stock                  (200,000)        --          --        --        (5,000)          --       (5,000)

Issuance of common stock for acquisition of
   CHD Meridian                                      --         --  10,000,000        10        36,290           --       36,300

Beneficial conversion feature in connection
   with issuance of preferred stock                  --         --          --        --        15,820      (15,820)          --

Preferred stock dividend                             --         --          --        --           (79)          --          (79)

Net loss for the three months ended March 31,
   2004                                              --         --          --        --            --       (2,704)      (2,704)
                                              ----------  --------- ----------- ---------  ------------ ------------  -----------

Balances at March 31, 2004                    1,200,000    $     1  24,581,421  $     24   $   131,774  $   (57,429)  $   74,370
                                              ==========  ========= =========== =========  ============ ============  ===========

                     See accompanying notes to consolidated financial statements (unaudited).






                          I-TRAX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)
                        (in thousands, except share data)



                                                                                  Three months      Three months
                                                                                     ended              ended
                                                                                 March 31, 2004    March 31, 2003
                                                                                ----------------- ------------------

Operating activities:
     Net loss                                                                        $    (2,704)        $     (964)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                       435                437
         Accretion of discount on notes payable charged to interest expense
            and beneficial conversion value of debenture                                     573                253
         Increase in fair value of common stock warrants                                     350                 --
         Amortization of debt issuance costs                                                  34                 58
         Write-off of deposit on cancelled acquisition                                        --                200
         Other non-cash items                                                                 --                (29)

Changes in operating assets and liabilities, net of acquisition:
     Decrease (increase) in accounts receivable                                             (668)               104
     Decrease (increase) in other current assets                                              20                (80)
     (Decrease) increase in accounts payable                                                (102)                80
     Increase in accrued expenses                                                             70                217
     (Decrease) increase in other current liabilities                                        236               (852)
                                                                                ----------------- ------------------
Net cash used in operating activities                                                     (1,756)              (576)
                                                                                ----------------- ------------------

Investing activities:
     Purchases of property, plant and equipment                                             (169)              (191)
     Acquisition of CHD Meridian, net of acquired cash                                   (18,134)                --
                                                                                ----------------- ------------------
Net cash used in investing activities                                                    (18,303)              (191)
                                                                                ----------------- ------------------

Financing activities:
     Principal payments on capital leases                                                    (18)                (1)
     Repayment to/proceeds from related parties                                             (280)               440
     Repayment of note payable                                                              (618)                --
     Proceeds from exercise of warrants                                                       30                 --
     Proceeds from bank credit facility, net of issuance costs                            11,850                 --
     Proceeds from sale of preferred stock, net of issuance costs                         23,510                 --
     Redemption of preferred stock                                                        (5,000)                --
                                                                                ----------------- ------------------
Net cash provided by financing activities                                                 29,474                439
                                                                                ----------------- ------------------
Net increase (decrease) in cash and cash equivalents                                       9,415               (328)
Cash and cash equivalents at beginning of period                                             574                360
                                                                                ----------------- ------------------
Cash and cash equivalents at end of period                                           $     9,989          $      32
                                                                                ================= ==================

Supplemental disclosure of non-cash flow information:
     Cash paid during the year for:
       Interest                                                                       $      209          $      16
                                                                                ================= ==================

                         (Continues on following page.)


                     See accompanying notes to consolidated financial statements (unaudited).





                          I-TRAX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                         (Continues from previous page.)

                                                                                  Three months      Three months
                                                                                     ended              ended
                                                                                 March 31, 2004    March 31, 2003
                                                                                ----------------- ------------------

Schedule of non-cash financing activities:

     Reclassification of common stock warrants to paid in capital               $          3,110                 --
                                                                                ----------------- ------------------
     Issuance of common stock in connection with conversion of promissory
       note and other settlement                                                $             71                 --
                                                                                ================= ==================

     Issuance of common stock in connection with conversion of debenture        $            747                 --
       payable                                                                  ----------------- ------------------
     Beneficial conversion feature in connection with issuance of preferred
       stock                                                                    $         15,820                 --
                                                                                ================= ==================

     Issuance of common and preferred stock in connection with the              $         46,300                 --
       acquisition of CHD Meridian                                              ================= ==================

     Preferred stock dividend                                                   $             79                 --
                                                                                ================= ==================

     Purchase of all capital stock of CHD Meridian and assumption of liabilities in the acquisition as follows:
         Fair value of non-cash tangible assets acquired                        $         17,257                 --
         Goodwill                                                                         36,814                 --
         Customer list                                                                    29,184                 --
         Other intangibles                                                                 1,167                 --
         Cash paid, net of cash acquired (includes $85 of transaction costs
           incurred in a prior period)                                                   (18,219)                --
         Common stock issued                                                             (36,300)                --
         Preferred stock issued                                                          (10,000)                --
                                                                                ----------------- ------------------
         Liabilities assumed                                                         $   (19,903)
                                                                                ================= ==================


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

Pursuant to the merger agreement, the Company, (1) issued 10,000,000 shares of common stock valued at $36,300,000 utilizing $3.63 per share, (2) issued 400,000 shares of convertible preferred stock (with each share convertible into 10 shares of common stock at a price of $2.50 per share or 4,000,000 shares in the aggregate) at $25 per share or $10,000,000 in the aggregate, and (3) paid approximately $25,508,000 to the CHD Meridian stockholders. Immediately following the closing of the merger, the Company also redeemed from former CHD Meridian stockholders that participated in the merger, pro rata, an aggregate of 200,000 shares of convertible preferred stock at its original issue price of $25 per share or $5,000,000. The Company has filed a registration statement with the Securities and Exchange Commission to register the common stock issued in the merger and issuable upon conversion of convertible preferred stock issued in the merger.

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

In connection with the sale and issuance of the convertible preferred stock, the Company reported $15,820,000 as a deemed dividend to preferred stockholders representing the beneficial conversion value for the underlying common stock. The beneficial conversion value is the benefit realized by the preferred stockholder and is treated as a dividend on the convertible preferred stock solely for the purpose of computing earnings per share. The dividend is computed by multiplying (1) the difference between the value of the underlying common stock calculated using average closing price for the three days prior and three days after the announcement of the merger ($3.63 per share) and the conversion price ($2.50 per share) by (2) the number of shares of common stock into which the convertible preferred stock outstanding at the merger's effective time was convertible (14,000,000 shares).

The aggregate purchase price of $72,977,000 for this transaction is summarized as follows:

Fair value of tangible assets acquired (includes         $   25,715,000
    cash of $8,444,000)
Liabilities assumed                                         (19,903,000)
Goodwill                                                     36,814,000
Customer list                                                29,184,000
Other intangibles                                             1,167,000
                                                     -------------------
                                                         $   72,977,000
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


NOTE 4--GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the quarter ended March 31, 2004 is as follows:

                                                Total
                                          ----------------

Balance as of January 1, 2004                 $  8,424,000
Goodwill acquired during the quarter            36,814,000
                                          ----------------
Balance as of March 31, 2004                  $ 45,238,000
                                          ================

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4--GOODWILL AND INTANGIBLE ASSETS (continued)

The components of identifiable intangible assets, which are included in the consolidated balance sheet as of March 31, 2004, are as follows:



                                                  Gross Carrying       Accumulated         Net Carrying
                                                      Amount           Amortization           Amount
                                                 -----------------    ---------------    -----------------
       Amortized intangible assets:
           Customer lists                            $  36,492,000      $   6,717,000        $  29,775,000
           Other intangibles                             5,261,000          2,830,000            2,431,000
                                                 -----------------    ---------------    -----------------
       Total                                         $  41,753,000      $   9,547,000        $  32,206,000
                                                 =================    ===============    =================



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

The placement agents of the Series A Convertible Preferred Stock sold to fund the acquisition of CHD Meridian received a commission of $1,490,000 and warrants to acquire 492,000 shares of common stock exercisable at $2.50 per share. Such warrants were valued at $1,506,000 utilizing the Black-Scholes valuation model. The amount of the cash paid and the value of the warrants have been classified as a cost of equity in the condensed consolidated statement of stockholders' equity.

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
                                                         =================


Warrants issued during the three months ended March 31, 2004 are exercisable at $2.50 per share. Such warrants were valued at $1,506,000 and recorded as a cost of equity because they were granted to placement agents in connection with sales of convertible preferred stock.

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8--STOCKHOLDERS' EQUITY (continued)

Stock Options

The table below summarizes the activity in the Company's stock option plans for the quarter ended March 31, 2004:



                                                                          Non-Plan
                                                    Non-Qualified       Non-Qualified
                             Incentive Options         Options             Options               Total
   ------------------------ -------------------- ------------------- ------------------- -------------------
   Outstanding as of
   January 1, 2004                      652,941             795,973             669,000           2,117,914
   Granted                               70,921                  --                  --              70,921
   Exercised                                 --                  --                  --                  --
   Forfeited/Expired                         --            (30,000)                  --            (30,000)
                            -------------------- ------------------- ------------------- -------------------
   Outstanding as of
   March 31, 2004                       723,862             765,973             669,000           2,158,835
                            ==================== =================== =================== ===================
   Vesting Dates:
         December 31, 2004              172,045             170,998             177,496             520,539
         December 31, 2005              153,618              82,665             101,665             337,948
         December 31, 2006               98,728              50,004              75,006             223,738
         December 31, 2007                5,912                  --                  --               5,912
         December 31, 2008                   --                  --              20,000              20,000
                Thereafter                   --                  --                  --                  --


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

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 8--STOCKHOLDERS' EQUITY (continued)

Had the Company determined compensation expense based on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company's net loss per share would have been increased to the following pro forma amounts:


                                                               For the three          For the three
                                                                months ended          months ended
                                                               March 31, 2004        March 31, 2003
                                                             -------------------    ------------------

         Net loss as reported                                     $   (2,704,000)        $    (964,000)

         Add back intrinsic value of the options issued to                     -                     -
         employee and charged to operations                                    -                     -

         Deduct total stock based employee compensation                        8                     0
         expense determined under fair value based methods
         for all awards                                                (3,586,31)              (710,00)
                                                             -------------------    ------------------

         Pro forma net loss                                       $   (6,290,318)       $   (1,674,000)
                                                             ===================    ==================

         Basic and diluted net loss per share as reported           $      (2.41)          $      (.10)

         Pro forma basic and diluted net loss per share             $      (2.64)          $      (.18)



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

         In connection with the sale and issuance of Series A Convertible Preferred Stock, we reported $15,820,000 as a dividend to preferred stockholders representing the beneficial conversion value for the underlying common stock. The beneficial conversion value is the benefit realized by the preferred stockholder and is treated as a dividend on the convertible preferred stock solely for the purpose of computing earnings per share. The dividend is computed by multiplying (1) the difference between the market value of the underlying common stock calculated using average closing price for the three days prior and three days after the announcement of the merger ($3.63 per share) and the conversion price ($2.50 per share) by (2) the number of shares of common stock into which the convertible preferred stock outstanding at the merger's effective time was convertible (14,000,000 shares).

         The estimated purchase price we paid for CHD Meridian Healthcare, valuing our common stock at $3.63 per share as of March 19, 2004, the date of acquisition, and before the issuance of any of the earn-out shares, is approximately $72,977,000, including $1,169,000 in transaction costs recorded as goodwill. The acquisition was accounted for as a purchase. As such, the purchase price has been preliminarily allocated to the estimated fair values of the assets acquired and liabilities assumed. If the escrow shares are paid to former CHD Meridian Healthcare in accordance with the terms of the merger agreement, the purchase price of the acquisition will increase, and the additional purchase price will also be allocated to the estimated fair values of the assets acquired and liabilities assumed. We have obtained an independent third-party preliminary valuation of the acquired intangible assets.

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

         o Revenue: Revenue decreased modestly from the quarter ended March 31, 2003 to the quarter ended March 31, 2004 as we shift our sales to population health management solutions from technology sales. In accordance with management's expectation, we continued to increase our service revenue and decrease our technology revenue.

         o Operating Expenses: Operating expenses increased from the quarter ended March 31, 2003 to the quarter ended March 31, 2004, reflecting added costs associated with delivering our population health management solutions.

         o General and Administrative Expenses. General and administrative expenses increased substantially from the quarter ended March 31, 2003 to the quarter ended March 31, 2004. The increase represents bonus payments and termination pay associated with the CHD Meridian Healthcare merger.

         o Other Income and Expenses: Interest expense and financing costs increased from the quarter ended March 31, 2003 to the quarter ended March 31, 2004.

         o Working Capital: We finished the quarter ended March 31, 2004, with working capital of $4,492,000. We believe that we have access to sufficient working capital to run our business and continue to expand our client base.

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

                                          Three months          Three months
                                              ended                 ended
                                         March 31, 2004        March 31, 2003
                                        ------------------    ------------------

         Net revenue                        $  29,710,000         $  27,871,000
                                        ------------------    ------------------

         Operating income                        (264,000)              573,000
                                        ------------------    ------------------

         Net loss                           $  (1,413,000)         $   (349,000)
                                        ==================    ==================

         Loss per common share                $      (.06)          $      (.02)
                                        ==================    ==================

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

         Material Commitments

         The following schedule summarizes the contractual lease obligations of I-trax and CHD Meridian Healthcare by the indicated period as of December 31, 2003:



   For the year ending                         CHD Meridian
   December 31:                 I-trax          Healthcare             Total
   ---------------------    ----------------   --------------     --------------

            2004                $   206,000     $  1,217,000       $  1,423,000
            2005                    119,000          909,000          1,028,000
            2006                     56,000          850,000            906,000
            2007                     24,000          735,000            759,000
            2008                         --          651,000            651,000
            Thereafter                   --          574,000            574,000
                            ----------------   --------------     --------------
   Total future payments        $   405,000     $  4,936,000       $  5,341,000
                            ================   ==============     ==============

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

Supplemental   Disclosure  of  Consolidated  Financial  Statements  of  Meridian
Occupational Healthcare Associates, Inc. and Subsidiaries for the Quarters ended March 31, 2004 and 2003

         Introductory Note

         On March 19, 2004, Meridian Occupational Healthcare Associates, Inc. ("Meridian") was acquired by I-trax, Inc. based in Philadelphia, Pennsylvania. The effective date of the transaction for purposes of consolidating the results of operations of the two companies was April 1, 2004. However, the balance sheet for Meridian was combined with the consolidated financial statements of I-trax for the period ended March 31, 2004. The merger and its terms are described above in Note 3 - Business Combination to the Condensed Consolidated Financial Statements of I-trax and in I-trax's Management's Discussion and Analysis of Financial Condition and Results of Operations. We are now presenting below Meridian's "stand alone" consolidated financial statements of operations and cash flows for the quarters ended March 31, 2004 and 2003 to supplement other disclosure made in this report.


                Meridian Occupational Healthcare Associates, Inc.
                and Subsidiaries (d/b/a CHD Meridian Healthcare)
                                   (Unaudited)

                        Consolidated Financial Statements

                     Quarters ended March 31, 2004 and 2003


                                    Contents

Consolidated Financial Statements


Consolidated Statements of Operations.......................................31
Consolidated Statements of Cash Flows.......................................32
Notes to Consolidated Financial Statements..................................33




                Meridian Occupational Healthcare Associates, Inc.
                and Subsidiaries (d/b/a CHD Meridian Healthcare)
                                   (Unaudited)
                      Consolidated Statements of Operations
                                 (in thousands)



                                                                         Quarter ended    Quarter ended
                                                                           March 31,        March 31,
                                                                              2004             2003
                                                                        -----------------------------------

          Net revenues                                                    $    28,263      $     26,255

          Costs and expenses:
              Operating expenses                                               22,936            21,119
              General and administrative expenses                               5,832             3,360
              Depreciation and amortization                                       388               382
                                                                        -----------------------------------
          Total costs and expenses                                             29,156            24,861
                                                                        -----------------------------------

          Operating income                                                       (893)            1,394

          Other (income) expense:
              Interest, net                                                       (29)              (23)
                                                                        -----------------------------------
          Total other (income) expense                                            (29)              (23)
                                                                        -----------------------------------

          Income from continuing operations before income taxes                  (864)            1,417

          Provision for income taxes                                               --               187
                                                                        -----------------------------------

                                                                        -----------------------------------
          Net income (loss)                                               $      (864)     $      1,230
                                                                        ===================================


                       See accompanying notes to consolidated financial statements(unaudited).






                Meridian Occupational Healthcare Associates, Inc.
                and Subsidiaries (d/b/a CHD Meridian Healthcare)
                                   (Unaudited)
                      Consolidated Statements of Cash Flows
                        (in thousands, except share data)

                                                                            For the Three   For the Three
                                                                             Months Ended    Months Ended
                                                                              March 31,       March 31,
                                                                           ---------------------------------
                                                                                 2004            2003
                                                                           ---------------------------------
        Operating activities
        Net income from continuing operations                                  $    (864)        $ 1,230
        Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
           Depreciation and amortization                                             388             382
           Loss on disposal of fixed assets                                            -               -
           Changes in operating assets and liabilities, net of effects of acquisitions:
               Accounts receivable                                                 4,510           2,992
               Other current assets                                                  846             (20)
               Accounts payable                                                      367          (1,030)
               Other accruals and liabilities                                     (1,845)         (1,681)
               Other long-term liabilities                                          (150)            (82)
                                                                           ---------------------------------
        Net cash provided by operating activities                                  3,252           1,791
                                                                           ---------------------------------

        Investing activities
        Purchase of property and equipment, net                                     (506)           (208)
        Increase in intangible assets                                                (68)              -
        Cash paid for acquisitions                                                     -               -
                                                                           ---------------------------------
        Net cash used in investing activities                                       (574)         (1,309)
                                                                           ---------------------------------

        Financing activities
        Proceeds from exercise of stock options                                    2,277            (100)
        Proceeds from notes receivable                                             1,682               -
        Repurchase of common stock                                                (9,492)              -
                                                                           ---------------------------------
        Net cash used in financing activities                                     (5,533)           (100)
                                                                           ---------------------------------


        Net change in cash and cash equivalents                                   (2,855)          1,483
        Cash and cash equivalents at beginning of year                            11,299           7,621
                                                                           ---------------------------------
        Cash and cash equivalents at end of quarter                            $   8,444         $ 9,104
                                                                           =================================

        Supplemental cash flow information:
           Cash paid for interest                                              $       -         $     -
                                                                           =================================
           Cash paid for income taxes                                          $     117         $    55
                                                                           =================================

                     See accompanying notes to consolidated financial statements (unaudited).


                Meridian Occupational Healthcare Associates, Inc.
                and Subsidiaries (d/b/a CHD Meridian Healthcare)
                                   (Unaudited)
                   Notes to Consolidated Financial Statements

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

Principles of Consolidation

The consolidated financial statements include accounts of Meridian Occupational Healthcare Associates, Inc., its wholly owned subsidiaries, and the Physician Groups. The financial statements of the Physician Groups are consolidated with CHD Meridian in accordance with the nominee shareholder model of EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements". CHD Meridian has unilateral control over the assets and operations of the Physician Groups. Consolidation of the Physician Groups with CHD Meridian is necessary to present fairly the financial position and results of operations of CHD Meridian. Control of the Physician Groups is perpetual and other than temporary because of the nominee shareholder model and the management agreements between the entities. The net tangible assets of the Physician Groups were not material at March 31, 2004 and 2003. All significant intercompany accounts and transactions have been eliminated in consolidation.

                Meridian Occupational Healthcare Associates, Inc.
                and Subsidiaries (d/b/a CHD Meridian Healthcare)
                                   (Unaudited)
                   Notes to Consolidated Financial Statements


2.  Interim Results and Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the results of the operations and cash flows for the three months ended March 31, 2004 and 2003. The results for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2004.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

These unaudited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2003 included in I-trax, Inc.'s Current Report on Form 8-K/A filed on August 3, 2004.

3. Long-Term Debt

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

The credit facility is secured by substantially all of the Company's assets. At no time may the borrowings on the credit facility exceed 75% of the Company's assets. Borrowings, at the Company's election, may be either base rate loans or LIBOR loans. Base rate loans bear interest at the federal funds rate plus 5% per annum. The LIBOR loans bear interest at the LIBOR rate plus a range of 1.5% to 3.0% based on the Company's leverage ratio. At March 31, 2003, the Company had no debt outstanding on the term loan. The credit facility was terminated as of March 19, 2004, the date of the merger with I-trax, Inc..

The credit facility includes certain financial covenants customary for the amount and duration of this commitment.

                Meridian Occupational Healthcare Associates, Inc.
                and Subsidiaries (d/b/a CHD Meridian Healthcare)
                                   (Unaudited)
                   Notes to Consolidated Financial Statements


3. Long-Term Debt (Continued)

A letter of credit of $2 million has been issued for the benefit of The Lexington Group, the Company's medical malpractice carrier. An additional $1.0 million letter of credit has been issued for the benefit of the Commissioner of Insurance, State of Vermont for a Risk Retention Group to be formed and licensed in 2004 for the Company's professional and general liability insurance.

4. Stockholders' Equity

Capital Stock

The Company has 93,500 authorized shares of Series A preferred stock and 60,000 authorized shares of Series B preferred stock. Through March 19, 2004, the date of the merger with I-trax, Inc., the Company has not issued any of the preferred series stock.

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

All options have been granted with exercise prices equal to or greater than management's estimate of the fair value of the Company's common stock on the date of grant. As a result, no compensation cost has been recognized. If the alternative method of accounting for stock option plans prescribed by Statement 123 and Statement 148 had been followed, the Company's net income (loss) would not have been materially different for the quarters ended March 31, 2004 and 2003, respectively.

                Meridian Occupational Healthcare Associates, Inc.
                and Subsidiaries (d/b/a CHD Meridian Healthcare)
                                   (Unaudited)
                   Notes to Consolidated Financial Statements


4. Stockholders' Equity (Continued)

Stock Option Plan (Continued)

The following is a summary of option transactions during 2004 and 2003:

                                                                Weighted Average
                                           Number of Shares      Exercise Price
                                         --------------------- -----------------
                                         ---------------------------------------
Outstanding at December 31, 2002                  36,092               $ 112
   Granted                                            --                  --
   Canceled                                         (625)                143
   Exercised                                     (12,300)                137
                                         --------------------- -----------------
Outstanding at December 31, 2003                  23,167              $   98
                                         ===================== =================
   Granted                                            --                  --
                                         ===================== =================
   Canceled                                           --                  --
                                         ===================== =================
   Exercised                                     (23,167)                 98
                                         ===================== =================
Outstanding at March 19, 2004                         --              $   --
                                         ===================== =================

Available for future grant                            --
                                         =====================

5. Employee Benefit Plan

The Company has a defined-contribution employee benefit plan that was established under provisions of Section 401(k) of the Internal Revenue Code. Substantially all full-time regular employees of the Company are eligible to participate in the plan. Under the plan's provisions, an employee may contribute, on a tax-deferred basis, up to 15% of total cash compensation, not to exceed, within a calendar year, subject to Internal Revenue Code limitations. The Company can make matching contributions and discretionary contributions. The Company made matching contributions of $151,000 and $128,000 for the quarters ended March 31, 2004 and 2003, respectively.

                Meridian Occupational Healthcare Associates, Inc.
                and Subsidiaries (d/b/a CHD Meridian Healthcare)
                                   (Unaudited)
                   Notes to Consolidated Financial Statements


6. Commitments and Contingencies

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

                Meridian Occupational Healthcare Associates, Inc.
                and Subsidiaries (d/b/a CHD Meridian Healthcare)
                                   (Unaudited)
                   Notes to Consolidated Financial Statements


7. Business Combinations

On March 19, 2004, the Company merged with I-trax, Inc., a publicly traded company based in Philadelphia, Pennsylvania.

Pursuant to the merger agreement, the Company's shareholders, (1) received 10,000,000 shares of common stock valued at $36,300,000 utilizing $3.63 per share, (2) received 400,000 shares of convertible preferred stock (with each share convertible into 10 shares of common stock at a price of $2.50 per share or 4,000,000 shares in the aggregate) at $25 per share or $10,000,000 in the aggregate, and (3) received approximately $25,508,000 in cash. The Company has filed a registration statement with the Securities and Exchange Commission to register the common stock issued in the merger and issuable upon conversion of convertible preferred stock issued in the merger. Immediately prior to the merger, Meridian also redeemed certain of its then outstanding shares of common stock and options to purchase common stock for which it paid approximately $9,492,000 in the aggregate.

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

The Company incurred transaction costs of $1,938,000 that are included in the general and administrative expenses in the consolidated statement of operations for the period ending March 31, 2004.

                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        I-TRAX, INC.

Date: August 11, 2004                   By: /s/  Frank A. Martin
                                        ----------------------------------
                                        Name:   Frank A. Martin
                                        Title:     Chief Executive Officer