Form 10QSB
period 2004-06-30
I TRAX INC
filed 2004-08-18
CIK 1110189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2004, the number of outstanding shares of common stock, par value $.001 per share, was 28,655,871.

Transitional Small Business Disclosure Format (check one):    Yes [ ]     No [X]


                                                              INDEX



                                                                                                         Page No.

PART I.   FINANCIAL INFORMATION..............................................................................3

Item 1.           Financial Statements ......................................................................3

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations.....22

Item 3.           Controls and Procedures...................................................................34

PART II.   OTHER INFORMATION................................................................................34

Item 1.           Legal Proceedings.........................................................................34

Item 2.           Changes in Securities and Small Business Issuer Purchases of Securities...................35

Item 3.           Default Upon Senior Securities............................................................35

Item 4.           Submission of Matters to a Vote of Security Holders.......................................35

Item 6.           Exhibits and Reports on Form 8-K..........................................................35



                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements




                                  I-TRAX, INC.
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)






                                                                        Page No.


Report of Independent Registered Public Accounting Firm                   4

Condensed Consolidated Balance Sheets at June 30, 2004 (unaudited)
     and December 31, 2003                                                5

Condensed Consolidated Statements of Operations
     for the three months ended June 30, 2004 and 2003 (unaudited)        6

Condensed Consolidated Statements of Operations
     for the six months ended June 30, 2004 and 2003 (unaudited)          7

Condensed Consolidated Statement of Stockholders' Equity
     for the six months ended June 30, 2004 (unaudited)                   8

Condensed Consolidated Statements of Cash Flows
     for the six months ended June 30, 2004 and 2003 (unaudited)          9

Notes to Condensed Consolidated Financial Statements                     11

Report of Independent Registered Public Accounting Firm




To the Board of Directors and Stockholders of I-trax, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of I-trax, Inc. (a Delaware corporation) and Subsidiaries as of June 30, 2004, and the related condensed consolidated statements of operations for the three month and six month periods ended June 30, 2004 and 2003, the condensed consolidated statements of stockholders' equity for the six month period ended June 30, 2004 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the condensed consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

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


GOLDSTEIN GOLUB KESSLER LLP
New York, New York

July 27, 2004



                          I-TRAX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                            ASSETS
                                                                                 June 30, 2004  December 31,
                                                                                  (unaudited)      2003
                                                                                   ---------    ---------
Current assets
     Cash and cash equivalents                                                      $   3,214    $     574
     Accounts receivable, net                                                          14,090          549
     Income tax receivable                                                                279           --
     Other current assets                                                               1,560          188
                                                                                    ---------    ---------
         Total current assets                                                          19,143        1,311

Property and equipment, net                                                             5,096        1,675
Goodwill                                                                               45,853        8,424
Customer list, net                                                                     29,075          769
Other intangible assets, net                                                            2,204        1,400
Other long term assets                                                                     61           24
                                                                                    ---------    ---------

       Total assets                                                                 $ 101,432    $  13,603
                                                                                    =========    =========

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                               $   6,730    $     606
     Accrued expenses                                                                   4,575          361
     Due to officers and related parties                                                   --          280
     Notes payable                                                                      2,000           --
     Net liabilities of discontinued operations                                         1,299           --
     Other current liabilities                                                          7,040          355
                                                                                    ---------    ---------
       Total current liabilities                                                       21,644        1,602

Common stock warrants                                                                      --        2,760
Note payable                                                                            4,459           --
Other long term liabilities                                                             2,451          856
                                                                                    ---------    ---------

       Total liabilities                                                               28,554        5,218
                                                                                    ---------    ---------

Commitments and contingencies                                                              --           --

Stockholders' equity
     Preferred stock - $.001 par value, 2,000,000 shares authorized,
       1,200,000 and -0- issued and outstanding, respectively                               1           --
     Common stock - $.001 par value, 100,000,000 shares authorized,
       24,595,074 and 13,966,817 shares issued and outstanding, respectively               24           14
     Additional paid in capital                                                       131,198       47,276
     Accumulated deficit                                                              (58,345)     (38,905)
                                                                                    ---------    ---------
       Total stockholders' equity                                                      72,878        8,385
                                                                                    ---------    ---------

Total liabilities and stockholders' equity                                          $ 101,432    $  13,603
                                                                                    =========    =========


                               See accompanying notes to consolidated financial statements (unaudited).





                          I-TRAX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)
                        (in thousands, except share data)



                                                                   Three months    Three months
                                                                       ended           ended
                                                                   June 30, 2004   June 30, 2003
                                                                   ------------    ------------

Net revenue                                                        $     30,229    $      1,051
                                                                   ------------    ------------

Costs and expenses:
     Operating expenses                                                  24,962             503
     General and administrative expenses                                  4,651           2,015
     Depreciation and amortization                                        1,357             441
                                                                   ------------    ------------
Total costs and expenses                                                 30,970           2,959
                                                                   ------------    ------------

Operating loss                                                             (741)         (1,908)
                                                                   ------------    ------------

Other expenses:
     Interest expense                                                       163             654
     Amortization of financing costs                                         12             180
                                                                   ------------    ------------
Total other expenses                                                        175             834
                                                                   ------------    ------------

Net loss                                                                   (916)         (2,742)
                                                                   ------------    ------------

Less preferred stock dividend                                              (598)             --
                                                                   ------------    ------------

Net loss applicable to common stockholders                         $     (1,514)   $     (2,742)
                                                                   ============    ============

Loss per common share, basic and diluted                           $      (0.06)   $      (0.28)
                                                                   ============    ============

Weighted average number of shares outstanding, basic and diluted     24,586,681       9,873,184
                                                                   ============    ============


                   See accompanying notes to consolidated financial statements (unaudited).



                          I-TRAX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)
                        (in thousands, except share data)



                                                                  Six months ended  Six months ended
                                                                   June 30, 2004    June 30, 2003
                                                                    ------------    ------------

Net revenue                                                         $     31,676    $      2,667
                                                                    ------------    ------------

Costs and expenses:
     Operating expenses                                                   25,659           1,064
     General and administrative expenses                                   6,672           3,019
     Depreciation and amortization                                         1,792             878
                                                                    ------------    ------------
Total costs and expenses                                                  34,123           4,961
                                                                    ------------    ------------

Operating loss                                                            (2,447)         (2,294)
                                                                    ------------    ------------

Other expenses:
     Interest expense                                                        776             975
     Amortization of financing costs                                          47             237
     Other expenses                                                          350             200
                                                                    ------------    ------------
Total other expenses                                                       1,173           1,412
                                                                    ------------    ------------

Net loss                                                                  (3,620)         (3,706)

Less preferred stock dividend                                               (677)             --

Less deemed dividends applicable to preferred stockholders               (15,820)             --
                                                                    ------------    ------------

Net loss applicable to common stockholders                          $    (20,117)   $     (3,706)
                                                                    ============    ============

Loss per common share, basic and diluted:                           $      (1.01)   $      (0.39)
                                                                    ============    ============

Weighted average number of shares outstanding, basic and diluted:     19,995,997       9,620,206
                                                                    ============    ============


            See accompanying notes to consolidated financial statements (unaudited).





                          I-TRAX, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)
                        (in thousands, except share data)


                                                   Preferred Stock         Common Stock        Additional                 Total
                                               ----------------------- ----------------------   Paid-in   Accumulated  Stockholders'
                                                Shares       Amount     Shares       Amount      Capital     Deficit      Equity
                                               ---------  ---------- ----------   ----------  ----------  ----------   ----------
Balances at January 1, 2004                           --  $       -- 13,966,817   $       14  $   47,276  $  (38,905)  $    8,385

Reclassification of common stock warrants
   to paid in capital                                 --          --         --           --       3,110          --        3,110

Issuance of common stock in connection with
   conversion of promissory note and other
   settlement, net of costs                           --          --     69,165           --          71          --           71

Issuance of common stock for conversion
   of debenture and accrued interest                  --          --    427,106           --         747          --          747

Issuance of common stock for exercise
   of warrants                                        --          --    131,986           --          52          --           52

Sale of preferred stock, net of costs          1,000,000           1         --           --      23,509          --       23,510

Issuance of preferred stock for
   acquisition of CHD Meridian                   400,000          --         --           --      10,000          --       10,000

Redemption of preferred stock                   (200,000)         --         --           --      (5,000)         --       (5,000)

Issuance of common stock for
 acquisition of CHD Meridian                          --          -- 10,000,000           10      36,290          --       36,300

Beneficial conversion feature in connection
   with issuance of preferred stock                   --          --         --           --      15,820     (15,820)          --

Preferred stock dividend                              --          --         --           --        (677)         --         (677)

Net loss for the six months ended
   June 30, 2004                                      --          --         --           --          --      (3,620)      (3,620)
                                               ---------  ---------- ----------   ----------  ----------  ----------   ----------

Balances at June 30, 2004                      1,200,000  $        1 24,595,074   $       24  $  131,198  $  (58,345)  $   72,878
                                               =========  ========== ==========   ==========  ==========  ==========   ==========


                               See accompanying notes to consolidated financial statements (unaudited).




                          I-TRAX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)
                        (in thousands, except share data)

                                                                                 Six months        Six months
                                                                                   ended            ended
                                                                               June 30, 2004     June 30, 2003
                                                                               -------------     --------------
Operating activities:
     Net loss                                                                     $ (3,620)        $ (3,706)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                               1,792              878
         Accretion of discount on notes payable charged to interest expense
            and beneficial conversion value of debenture                               573              780
         Increase in fair value of common stock warrants                               350               --
         Amortization of debt issuance costs                                            34              237
         Write-off of deposit on cancelled acquisition                                  --              200
         Issuance of securities for services                                            --            1,414
         Other non-cash items                                                           --               10

Changes in operating assets and liabilities, net of acquisition:
     Decrease (increase) in accounts receivable                                       (731)             135
     Decrease (increase) in other current assets                                      (375)             (56)
     Decrease in accounts payable                                                     (242)            (230)
     Increase in accrued expenses                                                      378               80
     (Decrease) increase in other current liabilities                                   70           (1,255)
                                                                                  --------         --------
Net cash used in operating activities                                               (1,771)          (1,513)
                                                                                  --------         --------

Investing activities:
     Purchases of property, plant and equipment                                       (770)            (380)
     Acquisition of intangible assets                                                 (637)              --
     Acquisition of CHD Meridian, net of acquired cash                             (18,134)              --
                                                                                  --------         --------
Net cash used in investing activities                                              (19,541)            (380)
                                                                                  --------         --------

Financing activities:
     Principal payments on capital leases                                              (21)             (35)
     Proceeds from/ repayment to related parties                                      (280)             600
     Proceeds from note payable                                                         --              325
     Proceeds from exercise of warrants                                                 52               --
     Proceeds from bank credit facility, net of issuance costs                       5,691               --
     Proceeds from sale of preferred stock, net of issuance costs                   23,510               --
     Proceeds from sale of common stock                                                 --            1,004
     Redemption of preferred stock                                                  (5,000)              --
                                                                                  --------         --------

Net cash provided by financing activities                                           23,952            1,894
                                                                                  --------         --------

Net increase (decrease) in cash and cash equivalents                                 2,640                1

Cash and cash equivalents at beginning of period                                       574              360
                                                                                  --------         --------

Cash and cash equivalents at end of period                                        $  3,214         $    361
                                                                                  ========         ========
Supplemental disclosure of non-cash flow information: Cash paid during the year for:
       Interest                                                                   $    266         $     --
                                                                                  ========         ========


                                                (Continues on following page.)

                        See accompanying notes to consolidated financial statements (unaudited).




                          I-TRAX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                         (Continues from previous page.)

                                                                                 Six months        Six months
                                                                                   ended            ended
                                                                               June 30, 2004     June 30, 2003
                                                                               -------------     --------------

       Income taxes                                                                $    151         $     --
                                                                                   ========         ========

Schedule of non-cash financing activities:

     Reclassification of common stock warrants to paid in capital                  $  3,110         $     --
                                                                                   ========         ========

     Issuance of common stock in connection with conversion of promissory          $     71         $  1,169
                                                                                   ========         ========
     Issuance of common stock in connection with conversion of debenture
       payable                                                                     $    747         $     --
                                                                                   ========         ========
     Beneficial conversion feature in connection with issuance of preferred
       stock                                                                       $ 15,820         $     --
                                                                                   ========         ========
     Issuance of common and preferred stock in connection with the
       acquisition of CHD Meridian                                                 $ 46,300         $     --
                                                                                   ========         ========

     Preferred stock dividend                                                      $    677         $     --
                                                                                   ========         ========
     Issuance of common stock in connection with the conversion of deferred
       salaries                                                                    $     --         $    122
                                                                                   ========         ========
     Purchase of all capital stock of CHD Meridian and assumption of liabilities in the acquisition as follows:
         Fair value of non-cash tangible assets acquired                           $ 17,257         $     --
         Goodwill                                                                    37,429               --
         Customer list                                                               29,184               --
         Other intangibles                                                            1,167               --
         Cash paid, net of cash acquired (includes $85 of transaction costs
           incurred in a prior period)                                              (18,834)              --
         Common stock issued                                                        (36,300)              --
         Preferred stock issued                                                     (10,000)              --
                                                                                   --------         --------
         Liabilities assumed                                                       $(19,903)        $     --
                                                                                   ========         ========


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

Following the merger, the Company offers two categories of services: (1) on-site health related services such as occupational health, primary care, corporate health, and pharmacy and (2) personalized health management programs.

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


NOTE 2--INTERIM RESULTS AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B promulgated under the Securities Exchange Act of 1934. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments necessary to present fairly the financial position as of June 30, 2004 and the results of the operations and cash flows for the three and six months ended June 30, 2004. Because the combination of the Company and CHD Meridian for accounting purposes was effective as of April 1, 2004, the results for the six months ended June 30, 2004 only include the operations of CHD Meridian for the three months ended June 30, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements of the Company at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

Loss per common share is computed pursuant to SFAS No. 128, "Earnings Per Share." Basic loss per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock. As of June 30, 2004 and 2003, 17,719,554 and 5,444,093 shares issuable upon exercise of options, warrants and convertible preferred stock, respectively, were excluded from the diluted loss per share computation because their effect would be anti-dilutive.

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2--INTERIM RESULTS AND BASIS OF PRESENTATION (continued)

These unaudited financial statements should be read in conjunction with the Company's audited financial statements and the financial statements of CHD Meridian and notes thereto for the year ended December 31, 2003 included in the Company's annual report on Form 10-KSB/A for the year ended December 31, 2003, and the Company's current report on Form 8-K/A, respectively, each filed on August 11, 2004.

During the second quarter of 2004 and for all historical periods, the Company reclassified performance incentives received from its wholesale distributor for total pharmaceutical volume purchased. The reclassification reduced revenue and operating expenses and had no effect on operating income or net income. In addition, for comparability, certain other amounts for historic periods have been reclassified and combined, where appropriate, to conform to the financial statement presentation used in 2004.

The consolidated financial statements include the balance sheet of CHD Meridian LLC, its wholly owned subsidiaries, and the Physician Groups. The financial statements of the Physician Groups are consolidated with CHD Meridian LLC in accordance with the nominee shareholder model of EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." CHD Meridian LLC has unilateral control over the assets and operations of the Physician Groups. Control of the Physician Groups is perpetual and other than temporary because of the nominee shareholder model and the management agreements between the entities. The net tangible assets of the Physician Groups were not material at June 30, 2004.


NOTE 3--BUSINESS COMBINATION

On March 19, 2004, the Company merged with CHD Meridian, a privately held company and a major provider of outsourced, employer-sponsored healthcare services. CHD Meridian provides such services to large self-insured employers, including Fortune 1,000 companies.

Pursuant to the merger agreement, the Company, (1) issued 10,000,000 shares of common stock, (2) issued 400,000 shares of convertible preferred stock (with each share convertible into 10 shares of common stock) at $25.00 per share or $10,000,000 in the aggregate, and (3) paid approximately $25,508,000 to the CHD Meridian stockholders. Immediately following the closing of the merger, the Company also redeemed from former CHD Meridian stockholders that participated in the merger, pro rata, an aggregate of 200,000 shares of convertible preferred stock at its original issue price of $25.00 per share or $5,000,000. The total value of the merger consideration is $73,592,000, made up of common stock valued at $36,300,000, preferred stock valued at $10,000,000, cash of $25,908,000 and transaction expenses of $1,384,000. The Company has filed a registration statement with the Securities and Exchange Commission to register for resale the
(a) common stock issued in the merger, and (b) common stock issuable upon conversion of convertible preferred stock issued in the merger.

The former CHD Meridian stockholders will also receive additional shares of the Company's common stock if CHD Meridian, continuing its operations following the closing of the merger as CHD Meridian LLC, achieves calendar 2004 milestones for earnings before interest, taxes, depreciation and amortization (or EBITDA) as follows: If EBITDA equals or exceeds $8,100,000, the number of such additional common shares payable will be 3,473,280; the number of such shares will increase proportionately with EBITDA above $8,100,000, up to a maximum of 3,859,200 additional shares of the Company's common stock if EBITDA equals or exceeds $9,000,000. In connection with this earn-out, the Company placed 3,859,200 shares in escrow. The shares are not recorded as outstanding for accounting purposes until the earn-out target is satisfied.

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 3--BUSINESS COMBINATION (continued)

The Company funded the cash portion of the merger consideration by (1) selling 1,000,000 shares of convertible preferred stock at $25.00 per share (with each share convertible into 10 shares of common stock), for gross proceeds of $25,000,000, and (2) drawing $12,000,000 under a new $20,000,000 senior secured credit facility with a national lender. (See Note 6 - Long Term Debt.)

In connection with the sale and issuance of the convertible preferred stock, the Company reported $15,820,000 as a deemed dividend to preferred stockholders representing the beneficial conversion value for the underlying common stock as of the date the merger was agreed. The beneficial conversion value is treated as a dividend on the convertible preferred stock solely for the purpose of computing earnings per share. The dividend is computed by multiplying (1) the difference between the value of the underlying common stock calculated using average closing price for the three days prior and three days after the announcement of the merger ($3.63 per share) and the conversion price ($2.50 per share) by (2) the number of shares of common stock into which the convertible preferred stock outstanding at the merger's effective time was convertible (14,000,000 shares).

The aggregate purchase price of $73,592,000 for this transaction is summarized as follows:

Fair value of tangible assets acquired (includes
    cash of $8,444,000)                                  $   25,715,000
Liabilities assumed                                         (19,903,000)
Goodwill                                                     37,429,000
Customer list                                                29,184,000
Other intangibles                                             1,167,000
                                                     -------------------
                                                         $   73,592,000
                                                     ===================

The acquisition was accounted for using the purchase method of accounting. The Company incurred acquisition costs of $1,384,000 that are included in the purchase price. In addition, $832,000 of transaction related bonuses and termination pay are included in the general and administrative expense item on the condensed consolidated statement of operations.

The following are the Company's unaudited pro forma results of operations giving effect to the acquisition of CHD Meridian as though the transaction had occurred on January 1, 2003. The results exclude transaction costs of $1,938,000 and transaction related bonuses and termination pay of $832,000 included in the CHD Meridian and the Company's statements of operations, respectively. The pro forma results also include adjustments to amortization expense associated with the intangibles acquired and interest expense related to the new credit facility.


                                    Six months ended      Six months ended
                                      June 30, 2004         June 30, 2003
                                    ------------------    ------------------

        Net revenue                     $  59,939,000         $  56,976,000
                                    ------------------    ------------------

        Operating income                   (1,005,000)             (700,000)
                                    ------------------    ------------------

        Net loss                        $  (2,329,000)        $  (2,756,000)
                                    ==================    ==================

        Loss per common share           $       (0.10)        $       (0.14)
                                    ==================    ==================

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4--GOODWILL AND INTANGIBLE ASSETS

During the quarter ended June 30, 2004, goodwill increased by $615,000. This increase is related to additional transaction costs incurred by the Company and an adjustment in the liabilities acquired. The changes in the carrying amount of goodwill for the quarter ended June 30, 2004 is as follows:

                                                Total
                                           ---------------

Balance as of January 1, 2004                $   8,424,000
Goodwill acquired in the six months
ended June 30, 2004                             37,429,000
                                           ---------------
Balance as of June 30, 2004                  $  45,853,000
                                           ===============

The components of identifiable intangible assets, which are included in the consolidated balance sheet as of June 30, 2004, are as follows:



                                   Gross Carrying       Accumulated        Net Carrying
                                       Amount           Amortization          Amount
                                  -----------------    ---------------   ---------------
  Amortized intangible assets:
      Customer lists                  $  36,492,000      $   7,417,000     $  29,075,000
      Other intangibles                   5,284,000          3,080,000         2,204,000
                                  -----------------    ---------------   ----------------
  Total                               $  41,776,000      $  10,497,000     $  31,279,000
                                  =================    ===============   ================



Customer lists are amortized on a straight-line basis over the expected periods to be benefited, generally 12 - 15 years. Other intangible assets represent technology and deferred marketing costs, which are amortized on a straight-line basis over the expected periods to be benefited, generally 3 - 5 years. In accordance with SFAS No. 142, the Company completes a test for impairment of goodwill and certain other intangible assets annually.


NOTE 5--CONVERTIBLE DEBENTURE

During the first quarter of 2004, Palladin Opportunity Fund LLC converted the remaining balance of the debenture payable and accrued interest into common stock. Accordingly, the Company issued 427,106 shares of common stock for the conversion of principal and accrued interest amounting to $747,000.

Interest expense associated with the convertible debenture amounted to $368,000 for the six months ended June 30, 2004. This amount includes $362,000 that represents accelerated accretion to interest expense for the discount of the value assigned to the warrants issued to the debenture holder and the beneficial conversion value at date of issuance.

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6--LONG TERM DEBT

On March 19, 2004, in connection with the CHD Meridian acquisition, the Company obtained a $20,000,000 senior secured credit facility from a national lender that expires on April 1, 2007. The credit facility has a $6,000,000 term loan commitment with a $14,000,000 revolving credit commitment. Outstanding letter of credit liabilities reduce the amount available to be borrowed under the revolving credit commitment.

The credit facility is secured by substantially all of the Company's assets. From June 1, 2004 until November 1, 2005, the borrowings under the revolving credit commitment may not exceed 80% of eligible receivables plus 50% of eligible fixed assets. Borrowings, at the Company's election, may be either Base rate or Eurodollar rate loans. Base rate loans bear interest at the prime rate as published from time to time, plus up to 0.75% per annum depending on the Company's debt service coverage ratios. Eurodollar rate loans bear interest at the Eurodollar rate plus up to 3.0% per annum likewise depending on the Company's debt service coverage ratios.

As of June 30, 2004, the Company had outstanding $6,000,000 under the term loan, $2,000,000 of which is classified as short term and $4,000,000 of which is classified as long term, and $459,000 under the revolving credit commitment, which is classified as long term, and an aggregate of $3,000,000 under letters of credit. On the first day of each calendar quarter beginning July 1, 2004 and ending on April 1, 2007, the Company is required to make a principal installment payment of $500,000. The balance outstanding on the term loan as of the filing of this report is $5,500,000.

The credit facility includes certain financial covenants, including a covenant measuring: (1) the ratio of the Company's funded indebtedness to earnings before income, taxes, depreciation and amortization, or EBITDA, (2) the ratio of the Company's funded indebtedness to capitalization, and (3) the Company's fixed charges coverage ratio. The first measuring date under the credit facility occurred on June 30, 2004. As of that date, the Company was not in compliance with the funded indebtedness to EBITDA ratio and the fixed charges coverage ratio.

On August 12, 2004, the Company agreed with the senior lender to amend the credit facility, and, accordingly, as of the date of this filing, the Company is in compliance with all covenants. Among other things, the amendment includes two additional covenants: (1) the Company must achieve minimum stockholders' equity of $82,878,000 as of October 31, 2004, an increase of $10,000,000 from the stockholder's equity reflected on the balance sheet as of June 30, 2004, and (2) the Company must achieve pro forma 2004 EBITDA (giving effect to the acquisition of CHD Meridian Healthcare as though the transaction had occurred on January 1,
2004) of $3,560,000. The Company will need to raise approximately $10,000,000 in the form of equity to satisfy the stockholders' equity covenant in the credit facility amendment.

The credit facility amendment also limits the amount the Company can borrow under the facility, although the amount of the revolving credit commitments under the facility remains at $14,000,000. Through October 31, 2004, the Company may use up to $5,500,000 (including outstanding letters of credit). After October 31, 2004 and assuming the Company is in compliance with all covenants as of such date, the Company may borrow additional amounts up to the borrowing base (approximately $11,000,000 as of June 30, 2004), less the amount of outstanding letters of credit.

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

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7--COMMITMENTS AND CONTINGENCIES

Litigation

CHD Meridian is a defendant in two lawsuits seeking a return of approximately $920,000 in payments received in the ordinary course of business from two clients that filed for protection under bankruptcy laws during 2002 and 2003. Management believes that such amounts were not preference payments, and as such are not subject to repayment. The outcome of these lawsuits, however, cannot be determined.

CHD Meridian is also involved in certain legal actions and claims on a variety of matters related to the normal course of business. Management believes that such legal actions will not have a material effect on the results of operations or the financial position of the Company. (See also Note 9 - Risk Retention Group.)

Compliance with Healthcare Regulations

Because the Company operates in the healthcare industry, it is subject to numerous laws and regulations of Federal, state, and local governments. These laws and regulations include, but are not limited to, matters regarding licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers. Violations of these laws and regulations could result in, among other things, expulsion from government healthcare programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed.

Management believes that the Company is in compliance with fraud and abuse statutes as well as other applicable government laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time.

Significant Customers

As of June 30, 2004, two customers represented 20% of the Company's accounts receivable as reflected on the Company's condensed consolidated balance sheets.

For the three and six months ended June 30, 2004, one customer of the Company accounted for 10% of the Company's revenue as reflected on the Company's condensed consolidated statement of operations.

Risk-Sharing Contracts

From time to time the Company enters into risk-sharing contracts. A risk-sharing contract generally requires the Company to manage the health and wellness of a predetermined set of individuals for a term of three to five years. A risk-sharing contract provides that the Company is required to refund to its client a percentage of the Company's fees if its program does not save the client an agreed upon percentage of the client's healthcare costs. The Company did not generate material risk revenue, which may be subject to a refund, during the quarter and six months ended June 30, 2004.

NOTE 8--STOCKHOLDERS' EQUITY

Preferred Stock

The Company has 2,000,000 authorized shares of preferred stock. As of June 30, 2004, the Company had issued and outstanding 1,200,000 shares of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into shares of common stock. Holders of Series A Convertible Preferred Stock may convert such shares into common stock at any time. The Series A Convertible Preferred Stock has a liquidation preference of $25.00 per share (the original purchase price). The Series A Convertible Preferred Stock accrues, from issuance, dividends at a rate of 8% per year on the $25.00 per share original issue price. Dividends will only be payable upon the Company's liquidation or conversion of the Series A Convertible Preferred Stock into common stock and will be payable, at the Company's option, in cash or common stock. For the six months ended June 30, 2004, the Company recorded approximately $677,000 in accrued dividends.

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

Common Stock

The Company has 100,000,000 authorized shares of common stock. As of June 30, 2004, the Company had issued and outstanding 24,595,074 shares, which excludes 3,859,200 shares held in escrow for the CHD Meridian earn out.

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

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 8--STOCKHOLDERS' EQUITY (continued)

Warrants (continued)

In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock," upon issuance of the warrants, the Company recorded a liability in the amount of the fair value of $2,459,000 for certain warrants to acquire 890,000 shares of common stock. The fair value of the warrants was estimated using the Black-Scholes valuation model with the following assumptions: no dividends; risk-free interest rate of 4%; the contractual life of 5 years; and volatility of 112%. The fair value of the warrants was estimated to be $2,760,000 and $3,110,000 at December 31, 2003 and February 17, 2004, respectively. The Company recorded an additional liability, with a corresponding charge to operations, of $301,000 and $350,000 on December 31, 2003 and February 17, 2004, respectively, associated with the increase in fair value of the warrants.

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

The following table summarizes the Company's activity as it relates to its warrants for the six months ended June 30, 2004:

                                                        Shares Underlying
                                                             Warrants
                                                       -------------------

        Balance outstanding at January 1, 2004                  3,351,372
        Quarter ended March 31, 2004:
                 Granted                                          492,000
                 Exercised                                       (179,278)
                                                       -------------------
        Balance outstanding at March 31, 2004                   3,664,094
                                                       -------------------
        Quarter ended June 30, 2004:
                 Granted
                 Exercised                                         (7,500)
                                                       ===================
        Balance outstanding at June 30, 2004                    3,656,594


Warrants issued during the six months ended June 30, 2004 are exercisable at $2.50 per share. Such warrants were valued at $1,506,000 and recorded as a cost of equity because they were granted to placement agents in connection with sales of convertible preferred stock.

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 8--STOCKHOLDERS' EQUITY (continued)

Stock Options

The table below summarizes the activity in the Company's stock option plans for the six moths ended June 30, 2004:

                                                                           Non-Plan
                                                    Non-Qualified          Non-Qualified
                             Incentive Options           Options           Options               Total
   ------------------------ -------------------- ------------------- ------------------- -------------------
   Outstanding as of                    652,941             795,973             669,000           2,117,914
   January 1, 2004
   Granted                               70,921                  --                  --              70,921
   Exercised                                 --                  --                  --                  --
   Forfeited/Expired                         --             (30,000)                 --             (30,000)
                            -------------------- ------------------- ------------------- -------------------
   Outstanding as of
   March 31, 2004                       723,862             765,973             669,000           2,158,835
                            -------------------- ------------------- ------------------- -------------------
   Granted                                   --                  --                  --                  --
   Exercised                                 --                  --                  --                  --
   Forfeited/Expired                    (95,875)                 --                  --             (95,875)
                            -------------------- ------------------- ------------------- -------------------
   Outstanding as of June
   30, 2004                             627,987             765,973             669,000           2,062,960
                            ==================== =================== =================== ===================
   Vesting Dates:
         December 31, 2004              122,541             170,998             177,496             471,035
         December 31, 2005              122,062              82,665             101,665             306,392
         December 31, 2006               72,062              50,004              75,006             197,072
         December 31, 2007                5,549                  --                  --               5,549
         December 31, 2008                   --                  --              20,000              20,000
                Thereafter                   --                  --                  --                  --



As of June 30, 2004, exercisable plan and non-plan options to purchase an aggregate of 1,329,648 shares, with exercise prices ranging from $.005 to $10.00, were outstanding.

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

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 8--STOCKHOLDERS' EQUITY (continued)

Had the Company determined compensation expense based on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company's net loss per share would have been increased to the following pro forma amounts:


                                      For the three   For the three     For the six       For the six
                                      months ended     months ended     months ended      months ended
                                      June 30, 2004   June 30, 2003    June 30, 2004     June 30, 2003
                                    ----------------  -------------   --------------    ---------------

Net loss as reported                  $  (916,000)     $(2,742,000)     $(3,620,000)     $(3,706,000)

Deduct total stock based employee
compensation expense determined
under fair value based methods
for all awards                           (201,000)      (1,400,000)        (418,000)      (2,113,000)
                                      -----------      -----------      -----------      -----------

Pro forma net loss                    $(1,117,000)     $(4,142,000)     $(4,038,000)     $(5,819,000)
                                      ===========      ===========      ===========      ===========
Basic and diluted net loss per
share as reported                     $     (0.06)     $     (0.28)     $     (1.01)     $     (0.39)
                                      ===========      ===========      ===========      ===========
Pro forma basic and diluted net
loss per share                        $     (0.07)     $     (0.42)     $     (1.03)     $     (0.60)
                                      ===========      ===========      ===========      ===========



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

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 9--Risk Retention Group

During the first quarter of 2004, CHD Meridian formed Green Hills Insurance, a Risk Retention Group (the "RRG"), licensed in the State of Vermont for the purposes of self-insuring a portion of the merged companies' professional and general liability insurance.

The RRG was capitalized with $2,000,000 in cash and a $1,000,000 letter of credit under the Company's credit facility. The RRG began issuing policies on a claims-made basis to CHD Meridian LLC, its direct subsidiaries and Physician Groups in May 2004. As of June 30, 2004, cash held by the RRG is invested in cash equivalents in accordance with the regulations promulgated by the State of Vermont and is reflected on the balance sheet as cash and cash equivalents.

Loss and loss adjustment expense reserves are recorded monthly and represent management's best estimate of the ultimate net cost of all reported and unreported losses incurred from May 1, 2004 through June 30, 2004. Management's estimates are based on an independent actuarial report. The Company does not discount loss and loss adjustment expense reserves. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses. Those estimates are subject to the effects of trends in severity and frequency. Although considerable variability is inherent in such estimates, management believes the reserves for losses and loss adjustment expenses are adequate. The estimates are reviewed and adjusted continuously as experience develops or new information becomes known; such adjustments are included in current operations. No claims have been filed against these policies as of June 30, 2004. To the extent claims are made against the policies in the future, we expect such claims to be resolved within five years of original date of claim.

The RRG does not plan to pay dividends to the policyholders in the foreseeable future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations of I-trax, Inc. and its subsidiaries should be reviewed in conjunction with our financial statements and related notes appearing on the preceding pages as well as our audited financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2003, as amended, and the audited financial statements of CHD Meridian Healthcare and related notes for the year ended December 31, 2003 included in our current report on Form 8-K/A filed on August 11, 2004.

         The following discussion also contains forward-looking statements. All statements, other than statements of historical facts, included in this quarterly report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements, and readers of this report should not place undue reliance on our forward-looking statements. Actual results or events could differ, possibly materially, from the plans, intentions and expectations disclosed in our forward-looking statements. We have identified important factors in the cautionary statements below and in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, as amended, that we believe could cause actual results or events to differ, possibly materially, from our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. In our opinion, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments necessary to present fairly the financial position as of June 30, 2004 and the results of the operations and cash flows for the six months ended June 30, 2004. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the covered periods. We base our estimates and judgments on our historical experience and on various other factors that we believe are reasonable under the circumstances. We evaluate our estimates and judgments, including those related to revenue recognition, bad debts, and goodwill and other intangible assets on an ongoing basis. Notwithstanding these efforts, there can be no assurance that actual results will not differ from the respective amount of those estimates.

Our Business

         I-trax is an integrated health and productivity management company formed by the merger on March 19, 2004 of I-trax, Inc. and Meridian Occupational Healthcare Associates, Inc., which does business as CHD Meridian Healthcare. Accordingly, this quarterly report on Form 10-QSB describes the business of the merged companies. For accounting purposes, the consolidation of results of operations of the two constituent companies was effective April 1, 2004. As a result, our consolidated results of operations for the six months ended June 30, 2004 include the operations of CHD Meridian Healthcare only from April 1, 2004 until June 30, 2004.

         We offer two categories of services that can be integrated or blended as necessary or appropriate based on each client's needs. The first category includes on-site health related services such as occupational health, primary care, corporate health, and pharmacy, which were historically offered by CHD Meridian Healthcare. We believe we are the nation's largest provider of on-site corporate health management services. The second category includes personalized health management programs, which were historically offered by I-trax.

         Our services are designed to allow employers to contract directly for a wide range of employee healthcare needs. We can deliver these services at or near the client's work site by opening, staffing and managing a clinic or pharmacy dedicated to the client and its employees, or remotely by using the Internet and our state-of-the-art Care Communication Center staffed with trained nurses and other healthcare professionals who are available 24 hours per day, 7 days per week. Our array of services provides each client with flexibility to meet its specific pharmacy, primary care, occupational health, corporate health, wellness, lifestyle management or disease management needs.

         We provide services to approximately 150 clients, including automotive and automotive parts manufacturers, consumer products manufacturers, large financial institutions, health plans, integrated delivery networks, and third party administrators. These services include operating for certain of such clients approximately 160 on-site facilities in 32 states. Our client retention rate is high because we establish strong client relationships that are supported by the critical nature of our services, the benefits achieved by employer and employee constituents, and the utilization of multi-year service contracts.

Our Acquisition of CHD Meridian Healthcare

         We acquired CHD Meridian Healthcare on March 19, 2004. Under the merger agreement, we delivered to CHD Meridian Healthcare stockholders 10,000,000 shares of I-trax common stock, 400,000 shares of I-trax Series A Convertible Preferred Stock, each of which is convertible into 10 shares of I-trax common stock, and paid $25,508,000 in cash. I-trax obtained the cash portion of the merger consideration by selling 1,000,000 shares of Series A Convertible Preferred Stock at a purchase price of $25.00 per share for gross proceeds of $25,000,000, and by borrowing $12,000,000 on a new $20,000,000 senior secured debt facility from a national lender.

         In the merger, I-trax assumed all of CHD Meridian Healthcare's liabilities, which equaled approximately $20,000,000.

         Immediately following the closing of the merger, I-trax redeemed from former CHD Meridian Healthcare stockholders that participated in the merger, pro rata, an aggregate of 200,000 shares of Series A Convertible Preferred Stock at their original issue price of $25.00 per share.

         Further, under the terms of the merger, if CHD Meridian Healthcare, continuing its operations following the closing of the merger as a subsidiary of I-trax, achieves calendar 2004 milestones for earnings before interest, taxes, depreciation and amortization, or EBITDA, additional shares of common stock will be payable as follows: If EBITDA equals or exceeds $8,100,000, the number of such additional shares of common stock payable will be 3,473,280; the number of such shares increases proportionately up to a maximum of 3,859,200 shares if EBITDA equals or exceeds $9,000,000. Any escrowed shares that are not released will be returned to I-trax for cancellation. The escrowed shares are not deemed outstanding for accounting purposes until released. Based upon CHD Meridian Healthcare's results of operations as of June 30, 2004, management believes that CHD Meridian Healthcare will achieve at least the minimum EBITDA target set forth in the merger agreement.

Our Services

         Occupational Health Services

         We provide professional staffing and management of on-site health facilities that address the occupational health, workers' compensation injuries, and minor illness needs of the employer's workforce. These programs are designed to operate across the entire array of occupational health regulatory environments and emphasize work-related injury cost-reduction, treatment, medical surveillance or testing, disability management, case management, return-to-work coordination, medical community relations or oversight, on-site physical therapy and injury prevention, and ergonomic assessment and intervention. Our health programs improve compliance with treatment protocols and drug formularies, enhance employee productivity, and allow for greater employer control of occupational health costs. We currently operate 79 occupational health facilities.

         Primary Care Services

         We operate employer-sponsored health centers designed to integrate with the employer's existing healthcare plans. In such arrangements, employers contract with us directly for primary care health services and in the process regain control of costs, quality and access. Generally, each of our health centers services a single employer and offers health management programs addressing the primary care needs of the employee base, including optometry services and prevention and disease management programs. Clients may combine our health centers with a dedicated pharmacy. We also offer customized solutions in network management and absence management, including non-work related case management and disability management. Our physicians, nurses, and other staff are dedicated to the customer's employee population, allowing employees, retirees, and their dependents to receive cost-effective, high quality, accessible and convenient care. We currently operate 18 primary care centers.

         Pharmacy Services

         We operate employer-sponsored pharmacies that offer prescription services exclusively to the client's covered population. A client may also combine our pharmacy with a dedicated primary care center. By leveraging prescription volume across our client base and procuring pharmaceuticals as a captive class of trade, we purchase products at considerable savings for our clients, thus significantly and positively affecting what we understand is one of our clients' fastest-growing healthcare cost categories. Our pharmacy services also use sophisticated information technologies. These technologies may be integrated with each client's existing pharmacy management programs and plans, and improve employees' prescription fulfillment convenience. We currently operate 24 pharmacies.

         Corporate Health Services

         We offer custom designed workplace programs that combine preventative care, occupational health, medical surveillance and testing, travel medicine and health education to non-industrial clients that do not experience significant physical injury rates, but nonetheless maintain large workforces with general and specialized medical needs. Clients for which we provide corporate health services include financial service, advertising and consulting firms. We currently operate 47 corporate healthcare facilities.

         Personalized Health Management Programs

         Our personalized health management programs are designed to deliver lifestyle and wellness management, and disease and risk reduction interventions to a client's entire population, across multiple locations and irrespective of population size. Using predictive science, sophisticated, proprietary computer software, clinical expertise, and personal care coordination, we enable our clients to evolve from fragmented care management practices into a cohesive and efficient system of healthcare. We use a single-data platform to allow all caregivers to share records, thus enabling our clients to provide true coordination of care. We believe that facilitating real-time secure communication between our client, the patient, the doctor, the care coordinator and the insurer reduces costs and enables improved delivery of care.

         Predictive Science. Our programs incorporate predictive science to analyze our client's medical claims and pharmacy and clinical data to predict future healthcare costs, which of those costs are avoidable, the health conditions that will drive those costs, and the people within our client's populations who are at risk for those conditions. Armed with this information, we tailor our programs to help the client achieve better care, savings and other desired results.

         Technology Solutions. Our technology utilizes a single data platform--Medicive(R) Medical Enterprise Data System--a proprietary software architecture developed to collect, store, sort, retrieve and analyze a broad range of information used in the healthcare industry. Our web accessible software includes portals for key stakeholders in the care delivery process--consumers, physicians and care managers--and permit real-time sharing of information and support the adherence to our health and disease intervention programs.

         Interventions and Clinical Expertise. Our programs include personalized health and disease interventions for individuals who suffer from, or are at high risk for, active or chronic disease and tailored programs for individuals who are at low risk. Depending on the individual's level of risk, our custom-tailored interventions include self-help programs available through the web or person-assisted programs administered through our Care Communication Center. All interventions include lifestyle and risk reduction programs that follow evidence-based clinical guidelines to optimize health, fitness, productivity, and quality of life.

         Care Communication Center. Our Care Communication Center is staffed with trained nurses and other healthcare professionals 24 hours per day, 7 days per week. Through the Center, we effect targeted interventions to achieve the goals of our programs. The Center helps each member or employee of our client make informed decisions about his or her health and provides ongoing support for those with chronic diseases. Our demand management and nurse triage services incorporate nationally recognized, evidence-based clinical guidelines to increase compliance by caregivers and consumers with best practices.

Our Client Contracts

         On-Site Facilities

         Our client contracts for on-site clinics and pharmacies are typically for an initial term of three to five years and renew automatically in the absence of notice to the contrary. Under these contracts, we typically provide services to our clients' employees, dependents and retirees, although arrangements vary depending on the contract. We charge these clients for our services on a "cost plus" basis to provide care to these individuals. Under such contracts, we currently operate approximately 160 on-site facilities in 32 states. We also currently estimate that approximately 650,000 individuals have access to our on-site clinics, which represents approximately 25% of our clients' employees, dependents and retirees.

         Personalized Health Management Programs

         Similar to contracts for on-site clinics and pharmacies, contracts covering our personalized health management programs are typically for an initial term of three to five years and renew automatically in the absence of notice to the contrary. Under these contracts, we typically charge our clients a per member or per employee per month fee, which increases with a corresponding increase in the level of service we provide. Basic personalized health management programs provide inbound telephone access to a nurse or healthcare professional for triage or health information, 24 hours per day, 7 days per week, for employees, health plan members and, in many instances, dependents. Enhanced programs, which we introduced in October 2003, provide inbound and outbound contacts by telephone, mail and e-mail and electronic health information and tools. Some clients also engage us to provide to their members, employees and dependents custom disease management programs to target individuals with a specific disease or who are at high risk for a specific disease. We charge additional fees for individuals that elect to enroll in our disease management programs. Our personalized health management contracts also allow risk-sharing. These contracts provide for an incentive payment and/or fee refund if we fail to achieve or exceed, as appropriate, a targeted percentage reduction in our client's healthcare costs.

         We measure the number of persons, or "covered lives," under contracts for our programs because it is a useful indicator of the growth of our personalized health management programs. We calculate covered lives as follows. First, the number of employees or members covered by each contract is based on estimates provided by our client, and is adjusted regularly for the actual number of eligible or enrolled employees or members. Further, in many instances, in addition to serving our client's employees or members, we also provide services to some or all dependents, as provided in the specific contract. Covered lives, therefore, include all such employees, members and their dependents. We estimate that as of the date of this report, we are providing enhanced programs to approximately 41,000 covered lives. In recognition of contract negotiations that we believe are in final stages, we estimate that we will be providing enhanced programs to approximately 97,000 covered lives by December 31, 2004. Finally, we expect to enroll a certain percentage of such covered lives into our disease management programs, although we cannot estimate that percentage at this time.

Our Strategy

         Our business strategy is to improve the health status of employee populations and manage the upward claim trend experienced by employers and employees, self-insured employers and government agencies. These groups often seek programs that promote health, manage disease and disability, and complement existing health initiatives and benefits. Self-insured employers and government agencies invest in such health programs because they reduce later need for critical care and related costs, increase productivity, reduce absenteeism, improve health status of both active employees and retirees, and reduce overall costs.

         We believe that our programs offer a complete solution to meet this need. We service each segment of a self-insured employer's population to achieve the desired clinical and financial outcomes. Our on-site programs reduce healthcare costs of the populations that use our facilities. Complementing those services, our personalized health management programs improve the health of each client's entire population, achieving the same result. We believe that the combination of our on-site services and personalized health management solutions responds to a specific and frequent request of large employers for a comprehensive range of health management services.

         We also believe that with a nominal increase in variable costs, we can offer our on-site clients the value added benefit of our personalized health management programs. We estimate that we service only 25% of our clients' covered lives through our on-site facilities. We believe, however, that through our personalized health management programs, we can provide services to the balance of these populations. Further, with respect to certain of these clients, we believe that we can successfully negotiate participation in future medical cost savings that may result from our services.

         Finally, our programs offer our clients multiple services and price entry points to meet their budget restrictions and specific needs. We believe that this available menu of services could shorten our current sales cycle and provide us with an opportunity to build a more comprehensive program as the relationship grows with each client over time.

Risks Inherent in Our Business

         As we pursue the opportunities described in this report, we face numerous and significant challenges specific to our company and the healthcare industry in general. Challenges specific to our company include:

         o We must integrate I-trax and CHD Meridian Healthcare, which prior to the merger operated independently and focused on different delivery methods within the corporate health management solutions market. If we are not able to integrate successfully, we will not realize the benefits we anticipate from selling our combined services.

         o The sales cycle for our services is complex, unpredictable and has generally ranged from 3 to 24 months from initial contact to contract signing. The time it takes to implement our services is also difficult to predict and has lasted as long as 18 months from contract execution to the commencement of live operation. During the sales cycle and the implementation period, we may expend substantial time, effort and money preparing contract proposals, negotiating the contract and implementing the solution without receiving any related revenue.

         o We are competing with numerous companies offering services that are similar to ours. Such competition could reduce the number of new clients we obtain and could cause us to reduce our pricing and, consequently, our gross margins.

         o Implementation and delivery of our personalized health management programs is highly dependent on data about individuals to whom we provide care supplied to us by our clients, and on our information technology systems that process such data when we receive it. If we do not receive timely and accurate data from our clients, or if our information technology systems do not process such data accurately, we may not be able to fulfill our client contracts, which could have a material adverse effect on our business, results of operations and financial condition. Further, our ability to deliver on our growth expectations is dependent on fully implementing our personalized health management programs for existing clients by the end of 2004 such that we can begin to collect recurring monthly fees under these programs in the beginning of 2005.

         o Our senior secured credit facility contains certain covenants and financial tests that limit the way we conduct business. The credit facility and such covenants are described in "Liquidity and Capital Resources - Working Capital" section below. These covenants will require us to raise additional capital or to replace the credit facility, and may prevent us from accessing working capital, competing effectively or taking advantage of new business opportunities. Under our credit facility, we are also required to maintain specified financial ratios and satisfy certain financial tests. If we cannot comply with these covenants or meet these ratios and other tests, it could result in a default under our credit facility, and unless we are able to negotiate an amendment, forbearance or waiver, we could be required to repay all amounts then outstanding, which could have a material adverse effect on our business, results of operations and financial condition.

         o Our personalized health management programs are dependent on efficient deployment, implementation, and scalability of our software technology. To date, we have implemented our software technology for only a relatively few covered lives. We must continue to develop our software technology to provide the scalability and new functionality necessary to accommodate the greater number of covered lives we expect as we add new clients. If we fail to respond to these requirements, our ability to process new business could be slowed, which ultimately could have a material adverse effect on our business, results of operations and financial condition.

         o Our revenue depends on the contractual relationships we establish and maintain with our clients. Some of our contracts provide for early termination. Other contracts may be terminated by our clients because of their deteriorating financial condition. No assurances can be given that the results of contract restructurings and possible terminations at or prior to renewal would not have a material negative impact on our results of operations and financial condition.

         o We have in the past expressed certain performance guidance in the form of forward-looking statements. Even though these statements were based on assumptions that we believed were reasonable at the time they were made, they are inherently subject to uncertainty and there is a risk that our actual results of operations may be less than estimated if these assumptions are not realized.

         Challenges specific to our industry include:

         o In recent years, healthcare costs have grown significantly and as a result the healthcare industry is under significant price pressure. Although this has increased interest in our services because they are designed to contain costs, we are nonetheless subject to this general trend. It is conceivable that new and potential clients will continue to pressure us to reduce our prices and if we do, our revenues growth will slow and our gross margins will decrease.

         o We are subject to extensive state and Federal regulation, which grows more complex each year. As such, compliance efforts have also increased in complexity. We may need additional resources to assure compliance, which will increase our expenses and decrease our gross margins.

Key Financial Trends and Analytical Points

         The following is a summary of key trends and analytical points affecting our business:

         CHD Meridian Healthcare Acquisition. On March 19, 2004, we finalized the acquisition of CHD Meridian Healthcare. We commenced reporting financial results that include CHD Meridian Healthcare operations as of April 1, 2004.

         Revenue and Expenses. Revenue and operating, general and administrative expenses increased significantly from the three and six months ended June 30, 2003 to the three and six months ended June 30, 2004. The increase is a direct result of the CHD Meridian Healthcare acquisition. On a pro forma basis, assuming that the merger of I-trax and CHD Meridian Healthcare was consummated on January 1, 2003, we have experienced a modest increase in revenue with incremental costs increasing proportionately in connection with new and expanded business. We expect revenue to increase modestly in the third and fourth quarter of 2004, in tandem with the expected seasonal increase in the use of our on-site facilities.

         Working Capital. At June 30, 2004, we had a working capital deficiency of $2,501,000, reflecting a change in our cash management approach and use of the revolver portion of our credit facility. The working capital deficiency is attributable to a pay down of $5,500,000 outstanding under the revolver. Please refer to "Liquidity and Capital Resources - Working Capital" section below for a further discussion.

         Accounting Change. We receive performance incentives from our pharmaceutical wholesale distributor for total pharmaceutical volume purchased. Prior to the merger, CHD Meridian Healthcare received such performance payments. During the quarter ended June 30, 2004, in accordance with EITF 02-16, we reclassified such performance payments. The reclassification reduced revenue and operating expenses each by the amount of such incentives, and had no impact on operating income or net income.

         Risk Retention Group. During the first quarter of 2004, CHD Meridian Healthcare formed Green Hills Insurance, a Risk Retention Group to self-insure a portion of the merged companies' professional and general liability insurance. The RRG was capitalized with $2,000,000 in cash and a $1,000,000 letter of credit under our credit facility. The RRG has not had a material impact on our operations during the six months ended June 30, 2004.

Results of Operations

         We commenced reporting financial results that include CHD Meridian Healthcare operations beginning as of April 1, 2004, and consequently, our historic results from the periods prior to the second quarter ended June 30, 2004 only reflect the separate operations of I-trax. Accordingly, in addition to providing comparative analysis on a historical basis, we are also providing supplemental unaudited pro forma information that we believe is useful to understand how our results of operations have performed on a comparative basis as if the acquisition of CHD Meridian Healthcare occurred on January 1, 2003.

         Three Months ended June 30, 2004 (Actual) Compared to Three Months ended June 30, 2003 (Actual)

         Revenue for the three months ended June 30, 2004 was $30,229,000, an increase of $29,178,000 from $1,051,000 for the three months ended June 30, 2003. Of the total revenue for the three months ended June 30, 2004, $582,000 was from our personalized health management programs and $29,647,000 from our on-site facilities.

         Operating expenses, which represent our direct costs associated with the operation of our on-site facilities and our call center, amounted to $24,962,000 for the three months ended June 30, 2004, an increase of $24,459,000 from $503,000 for the three months ended June 30, 2003.

         General and administrative expenses which represent our corporate costs, increased to $4,651,000 for the three months ended June 30, 2004 from $2,015,000 for the three months ended June 30, 2003. The increase of $2,636,000 is primarily attributable to an increase of $3,358,000 related to the CHD Meridian Healthcare acquisition, offset by a non-cash charge incurred during 2003 associated with issuing common stock, granting warrants and having certain shareholders contribute shares to an investor relations firm as consideration for services rendered.

         Depreciation and amortization expenses were $1,357,000 for the three months ended June 30, 2004, an increase of $916,000 as compared to $441,000 for the three months ended June 30, 2003. Approximately $435,000 of the increase relates to amortization for the intangibles recorded as part of the CHD Meridian transaction. The remaining increase relates to intangible assets acquired from CHD Meridian Healthcare.

         Interest expense for the three months ended June 30, 2004 was $163,000, representing a decrease of $491,000 or 75% from $654,000 for the three months ended June 30, 2003. For the three months ended June 30, 2004, interest expense includes interest payable under the credit facility. For the three months ended June 30, 2003, interest expense includes a charge of $517,000 attributable to the unamortized portion of the discount and beneficial conversion value associated with a convertible debenture.

         Amortization of financing costs for the three months ended June 30, 2004 was $12,000 representing a decrease of $168,000 or 93% from $180,000 for the three months ended June 30, 2003. As of June 30, 2004, these financing costs are fully amortized.

         For the three months ended June 30, 2004, our net loss was $916,000, as compared to a net loss of $2,742,000 for the three months ended June 30, 2003.

         Six Months ended June 30, 2004 (Actual) Compared to Six Months ended June 30, 2003 (Actual)

         Revenue for the six months ended June 30, 2004 was $31,676,000, an increase of $29,009,000 from $2,667,000 for the six months ended June 30, 2003. Of the total revenue for the six months ended June 30, 2004, $2,029,000 was from our personalized health management programs and $29,647,000 from our on-site facilities. Revenue of $582,000 from our personalized health management programs for the three months ended June 30, 2004 decreased substantially from revenue of $1,447,000 for the three months ended March 31, 2004 because revenue for the three months ended March 31, 2004 includes approximately $750,000 of one time set-up fees and perpetual license fee associated with the implementation of two of our personalized health management contracts.

         Operating expenses, which represent our direct costs associated with the operation of our on-site clinics and our call center, amounted to $25,659,000 for the six months ended June 30, 2004, an increase of $24,595,000 from $1,064,000 for the six months ended June 30, 2003.

         General and administrative expenses, which represent our corporate costs, increased to $6,672,000 for the six months ended June 30, 2004 from $3,019,000 for the six months ended June 30, 2003. The increase of $3,653,000 is primarily attributable the addition of $3,358,000 related to the CHD Meridian Healthcare acquisition, and to an increase of $1,083,000 in salaries and wages expenses, offset by a non-cash charge incurred during 2003 associated with issuing common stock, granting warrants and having certain shareholders contribute shares to an investor relations firm as consideration for services rendered.

         Depreciation and amortization expenses were $1,792,000 for the six months ended June 30, 2004, an increase of $914,000 as compared to $878,000 for the six months ended June 30, 2003. Approximately $435,000 of the increase relates to amortization for the intangibles recorded as part of the CHD Meridian Healthcare acquisition. The remaining increase relates to intangible assets acquired from CHD Meridian Healthcare.

         Interest expense for the six months ended June 30, 2004 was $776,000, representing a decrease of $199,000 from $975,000 for the six months ended June 30, 2003. For the six months ended June 30, 2004, interest expense includes a charge of $573,000 attributable to the unamortized portion of the discount and beneficial conversion value associated with the convertible debenture and certain other promissory notes. The discount amount is expensed because the convertible debenture was converted into common stock and the promissory notes were repaid during March 2004. During the six months ended June 30, 2003, interest expense includes a charge of $748,000 attributable to the unamortized portion of the discount and beneficial conversion value associated with a convertible debenture.

         Amortization of financing costs for the six months ended June 30, 2004 was $47,000 representing a decrease of $190,000 or 80% from $237,000 for the six months ended June 30, 2003. As of June 30, 2004, these financing costs are fully amortized.

         Other expense for the six months ended June 30, 2004, represents a one-time non-cash charge of $350,000 associated with the warrants to acquire common stock issued in a private placement completed during October 2003. The charge represents the increase in the value of the common stock underlying the warrants until the effective time of a registration statement we filed with the Securities and Exchange Commission to register the underlying shares. The initial value of the warrants was recorded as a liability and any fluctuation in the value was passed through the statement of operations. Once the registration became effective, any balance in the liability account was reclassified to equity. The registration became effective during February 2004, and accordingly, we reclassified $3,110,000 of liability into equity. Other expense for the six months ended June 30, 2003, reflects a charge of $200,000 in connection with the termination in January 2003 of our agreement to acquire DxCG, Inc., a Boston-based predictive modeling company. This sum was paid to DxCG following DxCG's termination of the merger agreement because certain conditions to closing, including third party financing for the cash portion of the purchase price, were not satisfied.

         For the six months ended June 30, 2004, our net loss was $3,620,000, as compared to a net loss of $3,706,000 for the six months ended June 30, 2003. The net loss for the six months ended June 30, 2004, includes non-cash and merger related expenses of $1,755,000, comprised of: (1) $573,000 in non-cash interest expense attributable to the unamortized discount and beneficial conversion value of a previously outstanding convertible debenture and certain other promissory notes which were converted into common stock in March 2004; (2) $350,000 of non-cash charges related to an increase in the fair market value of common stock underlying warrants issued in a private placement completed during October 2003; and (3) $832,000 of merger related costs, which were included in general and administrative expense.

Pro Forma Results of Operations

         The following are our unaudited pro forma results of operations giving effect to the acquisition of CHD Meridian Healthcare as though the transaction had occurred on January 1, 2003. The results exclude transaction costs of $1,938,000 and transaction related bonuses and termination pay of $832,000 included in the CHD Meridian Healthcare's and our statements of operations, respectively. The pro forma results also include adjustments to amortization expense associated with the intangibles acquired and interest expense related to the new credit facility.

                         Six months ended      Six months ended
                           June 30, 2004        June 30, 2003
                         ---------------       ---------------

Net revenue               $ 59,939,000          $ 56,976,000
                          ------------          ------------

Operating income            (1,005,000)             (700,000)
                          ------------          ------------

Net loss                  $ (2,329,000)         $ (2,756,000)
                          ============          ============

Loss per common share     $       (.10)         $       (.14)
                          ============          ============

         Six Months ended June 30, 2004 (pro forma) Compared to Six Months ended June 30, 2003 (pro forma)

         Revenue for the six months ended June 30, 2004 increased to $59,939,000, an increase of approximately 5.2% from $56,976,000 for the six months ended June 30, 2003. In accordance with management's expectations, our on-site revenue increased from a combination of expansion of existing business and new sales growth, while we continued to increase our service revenue and decrease our technology revenue on our personalized health management business. We expect this trend to continue. We also expect to increase our total revenue as a result of our continuing sales efforts.

         Total costs and expenses include direct costs of our operations (operating expenses), corporate overhead (general and administrative expenses), and depreciation and amortization. Total costs and expenses for the six months ended June 30, 2004 increased to $60,944,000, a $3,268,000 or 5.7% increase from $57,676,000 reported for the six months ended June 30, 2003. The increase is primarily related to the incremental costs associated with new and expanded business discussed above offset by a slight reduction in general and administrative expenses. Depreciation and amortization also increased by $78,000. In coming periods, we expect total costs and expenses to increase as our revenue increases.

         Interest expense and financing costs for the six months ended June 30, 2004 decreased from the six months ended June 30, 2003. During the six months ended June 30, 2004 and June 30, 2003, we recorded non-recurring charges to interest expense and other expenses in the amount of $923,000 and $948,000, respectively. We expect interest expense related to outstanding amounts due under the senior secured credit facility to increase in future periods.

Liquidity and Capital Resources

         Working Capital

         As of June 30, 2004, we had a working capital deficiency of $2,501,000, a decrease of $6,993,000 from the $4,492,000 of working capital as of March 31, 2004. The primary reason for this decrease is the pay down of approximately $5,500,000 of the revolving credit facility in order to limit interest expense.

         On March 19, 2004, in connection with the CHD Meridian Healthcare acquisition, we obtained a $20,000,000 senior secured credit facility from a national lender that expires on April 1, 2007. The credit facility has a $6,000,000 term loan commitment with a $14,000,000 revolving credit commitment. Outstanding letter of credit liabilities reduce the amount available to be borrowed under the revolving credit commitment.

         The credit facility is secured by substantially all of our assets. Borrowings, at our election, may be either Base rate or Eurodollar rate loans. Base rate loans bear interest at the prime rate as published from time to time, plus up to 0.75% per annum depending on our debt service coverage ratios. Eurodollar rate loans bear interest at the Eurodollar rate plus up to 3.0% per annum likewise depending on our debt service coverage ratios.

         As of June 30, 2004, we had outstanding $6,000,000 under the term loan, $2,000,000 of which is classified as short term and $4,000,000 of which is classified as long term, and $459,000 under the revolving credit commitment, which is classified as long term, and an aggregate of $3,000,000 under letters of credit. We are required to make twelve principal installment payments of $500,000 each quarter beginning on July 1, 2004, and made the first such payment on that date. The balance outstanding on the term loan as of the filing of this report is $5,500,000.

         We plan to raise additional equity or debt capital during 2004 to fund investments in product development, sales and marketing, and acquisition of new businesses and to meet certain covenants under the credit agreement. The terms of the credit agreement will also require us to use proceeds from any such new financing to pay off the balance outstanding on the term loan.

         The credit facility includes certain financial covenants, including a covenant measuring: (1) the ratio of our funded indebtedness to earnings before income, taxes, depreciation and amortization, or EBITDA, (2) the ratio of funded indebtedness to capitalization, and (3) fixed charges coverage ratio. The first measuring date under the credit facility occurred on June 30, 2004. As of that date, we were not in compliance with the funded indebtedness to EBITDA ratio and the fixed charges coverage ratio.

         On August 12, 2004, we agreed with the senior lender to amend the credit facility, and, accordingly, as of the date of this filing, we are in compliance with all covenants. The amendment to the credit facility is filed as an exhibit to this report. Among other things, the amendment includes two additional covenants: (1) we must achieve minimum stockholders' equity of $82,878,000 as of October 31, 2004, an increase of $10,000,000 from our stockholder's equity as of June 30, 2004, and (2) we must achieve pro forma 2004 EBITDA (giving effect to the acquisition of CHD Meridian Healthcare as though the transaction had occurred on January 1, 2004) of $3,560,000. The 2004 EBITDA covenant is consistent with our current expectations, and is lower than our previously issued guidance. We will need to raise approximately $10,000,000 in the form of equity to satisfy the stockholders' equity covenant in the credit facility amendment.

         As of the date of this report we do not have any committed sources of additional capital, and we cannot provide assurance that additional capital will be available on acceptable terms, if at all. We will explore, however, all options to meet the stockholders' equity covenant in the credit facility amendment, which includes replacing the credit facility.

         The credit facility amendment also limits the amount we can borrow under the facility, although the amount of the revolving credit commitments under the facility remains at $14,000,000. Through October 31, 2004, we may use up to $5,500,000 (including outstanding letters of credit). After October 31, 2004 and assuming we are in compliance with all covenants as of such date, we may borrow additional amounts up to the borrowing base (approximately $11,000,000 as of June 30, 2004), less the amount of outstanding letters of credit.

         We believe that amounts available under our credit facility, together with cash flow from operations, are sufficient to meet our operating needs through December 31, 2004.

         Sources and Uses of Cash

         Cash used for operations was $1,771,000 for the six months ended June 30, 2004. A portion of the cash used for operations is the result of an increase in accounts receivable from the CHD Meridian Healthcare acquisition and billings on the implementation costs of new clients. Other current assets also increased due to additional carrying balances in prepaid insurance. Finally, accrued expenses increased because the higher carrying amount of accrued payroll and vacation.

         During the six months ended June 30, 2004, we received funds from selling 1,000,000 shares of Series A Convertible Preferred Stock for $25,000,000, before commission expenses and other transaction costs, which amounted to approximately $1,490,000 in the aggregate. We also received funds from borrowings of $12,000,000 from our new senior secured credit facility with a national lender. These funds were primarily used to fund $30,508,000 required for the cash portion of the CHD Meridian Healthcare acquisition, including the $5,000,000 redemption of Series A Convertible Preferred Stock issued directly to the CHD Meridian Healthcare stockholders and for working capital.

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

         Material Commitments

         The following schedule summarizes the contractual lease obligations of I-trax and CHD Meridian Healthcare by the indicated period as of December 31, 2003:

   For the year ending         I-trax          CHD Meridian         Total
   December 31:                                 Healthcare
   ----------------------  ----------------   ---------------   --------------

            2004               $   206,000      $  1,217,000     $  1,423,000
            2005                   119,000           909,000        1,028,000
            2006                    56,000           850,000          906,000
            2007                    24,000           735,000          759,000
            2008                        --           651,000          651,000
            Thereafter                  --           574,000          574,000
                           ----------------   ---------------   --------------
   Total future payments       $   405,000      $  4,936,000     $  5,341,000
                           ================   ===============   ==============

Critical Accounting Policies

         Impairment of Goodwill and Intangible Assets

         We operate in an industry that is rapidly evolving and extremely competitive. It is reasonably possible that our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis of goodwill and intangible assets could change in the near term and that the effect of such changes on the financial statements could be material. In accordance with SFAS No. 142, we complete a test for impairment of goodwill and certain other intangible assets annually.

         Revenue Recognition

         Service Revenue - On-site Facilities. We generate revenue from contractual client obligations for occupational health, primary care, pharmacy and corporate health services rendered on either a fixed fee or a cost-plus arrangement. For fixed fee contracts, revenues are recorded on a straight-line basis as services are rendered. For cost-plus contracts, revenues are recorded as costs are incurred with the management fee component recorded as earned based upon the method of calculation stipulated in the client contracts.

         Revenue is recorded at estimated net amounts to be received from customers for services rendered. The allowance for doubtful accounts represents management's estimate of potential credit issues associated with amounts due from customers.

         We record pass-through pharmaceutical purchases on a gross basis when we take title to the pharmaceutical inventory or a net basis when we do not take title to the pharmaceutical inventory, dependent on specific contractual language and obligations in accordance with EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." We record volume based performance incentives from the pharmaceutical wholesalers as a reduction of operating expenses.

         Cash we receive prior to the performance of services is reflected as deferred revenue on the balance sheet.

         Service Revenue - Personalized Health Management Programs. We recognize service revenue as services are rendered. We contract with our customers to provide services based on an agreed upon monthly fee based on the number of employees, members or covered lives, a per-call charge to our Care Communication Center or a combination of both.

         Upon execution of a contract for services, we assess whether the fee associated with our revenue transactions is fixed and determinable and whether collection is reasonably assured. We assess whether the fee is fixed and determinable based on the payment terms associated with such contract. If a significant portion of a fee is due after our normal payment terms, which are generally 30 to 90 days from invoice date, we account for such fee as services are provided.

         From time to time we enter into risk-sharing contracts. A risk-sharing contract generally requires us to manage the health and wellness of a predetermined set of individuals for a term of three to five years. A risk-sharing contract may also provides that we are required to refund to our client a percentage of our fees if our program does not save the client an agreed upon percentage of the client's healthcare costs. We did not generate material risk revenue, which may be subject to a refund, during the quarter and six months ended June 30, 2004.

         Technology Revenue. We derive our revenue pursuant to different contract types, including perpetual software licenses, subscription licenses and custom development services, all of which may include support services revenue such as licensed software maintenance, training, consulting and web-hosting arrangements. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

         We license our software products for a specific term or on a perpetual basis. Most of our license contracts also require maintenance and support. We apply the provisions of Statement of Position 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is not incidental, we do not unbundle our fee and, accordingly, do not apply separate accounting guidance to the hardware and software elements. For hardware transactions where software is not involved, we apply the provisions of Staff Accounting Bulletin 101 "Revenue Recognition." In addition, we apply the provisions of EITF 00-03 "Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity's Hardware" to our hosted software service transactions.

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

Material Equity Transactions

         During the six months ended June 30, 2004, we executed equity transactions with unrelated parties in connection with the CHD Meridian Healthcare merger and related financing. We believe that we have valued all such transactions pursuant to the various accounting rules and that they ultimately represent the economic substance of each transaction. Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, "Item 2 - Changes in Securities and Small Business Issuer's Purchases of Securities."

Item 3.  Controls and Procedures

         Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2004, which is the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

         There were no changes that occurred during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Other than as described in I-trax's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, there have been no material developments in any of the reported legal proceedings.

         Subsidiaries of I-trax are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on I-trax's overall consolidated financial position, results of operations or liquidity.

Item 2.  Changes in Securities and Small Business Issuer's Purchases of
         Securities

Issuance of Unregistered Securities

         On April 30, 2004, two investors exercised warrants to acquire an aggregate of 7,500 shares of our common stock by paying the exercise price of $3.00 per share. The investors are accredited investors. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act.

         Effective as of June 30, 2004 we issued 6,153 shares of our common stock to an investment banker as consideration for prior services. The investment banker is an accredited investor. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act.

Repurchases of Securities

         None.

Item 3.           Default Upon Senior Securities

         On March 19, 2004, in connection with the CHD Meridian Healthcare acquisition, we obtained a $20,000,000 senior secured credit facility from a national lender that expires on April 1, 2007. The credit facility has a $6,000,000 term loan commitment with a $14,000,000 revolving credit commitment, including any outstanding letter of credit liabilities under the facility.

         As of June 30, 2004, we were not in compliance with the funded indebtedness to EBITDA ratio and the fixed charges coverage ratio under the credit facility. On August 12, 2004, we agreed with the senior lender to amend the credit facility in a number of respects, and, accordingly, as of the date of this filing, we are in compliance with all covenants. Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Working Capital" for a detailed discussion of the amendment.


Item 4.           Submission of Matters to a Vote of Security Holders

         We held an annual meeting of stockholders in Philadelphia, Pennsylvania on May 19, 2004 to elect directors. Of the 40,374,852 shares eligible to vote at the meeting, which includes shares of common stock and shares of common stock issuable upon conversion of shares of Series A Convertible Preferred Stock, 28,388,122 shares were present or represented by proxy at the meeting. The results of the election were as follows:

                                   For           Against         Withheld
                              ------------- --------------- ---------------
   David R. Bock               28,386,122         2,000             0
   Haywood Cochrane            28,384,267         2,000           1,855
   Philip D. Green             28,336,222         2,000           49,900
   Dr. Michael M.E. Johns      28,336,222         2,000           49,900
   Dr. Arthur N. Leibowitz     28,386,122         2,000             0
   Frank A. Martin             28,386,122         2,000             0
   Dr. David Nash              28,336,222         2,000           49,900
   R. Dixon Thayer             28,386,122         2,000             0

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

10.1 First Amendment to Credit Agreement dated as of June 1, 2004 by and among I-trax, Inc., all subsidiaries of I-trax that are parties to the Credit Agreement, and Bank of America, N.A.

10.2 Second Amendment to Credit Agreement dated as of July 1, 2004 by and among I-trax, Inc., all subsidiaries of I-trax that are parties to the Credit Agreement, and Bank of America, N.A.

10.3 Third Amendment to Credit Agreement dated as of August 12, 2004 by and among I-trax, Inc., all subsidiaries of I-trax that are parties to the Credit Agreement, and Bank of America, N.A.

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         We furnished a current report on Form 8-K under Items 7 and 12 to the Securities and Exchange Commission on May 17, 2004 to report results of operations and financial condition.

                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  I-TRAX, INC.

Date: August 16, 2004                           By: /s/  Frank A. Martin
                                                    ----------------------------
                                                Name:   Frank A. Martin
                                                Title:  Chief Executive Officer