Form 10QSB/A
period 2004-03-31
I TRAX INC
filed 2004-11-10
CIK 1110189

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

                           4 Hillman Drive, Suite 130
                         Chadds Ford, Pennsylvania 19317
    ------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (610) 459-2405
    ------------------------------------------------------------------------
                           (Issuer's telephone number)

                One Logan Square, 130 N. 18th Street, Suite 2615
                        Philadelphia, Pennsylvania 19103
    ------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

                              Explanatory Statement

         This amendment amends I-trax, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 14, 2004, and previously amended by Form 10-QSB/A filed on August 11, 2004. This amendment:

         o Amends the pro forma financial information, which gives effect to the acquisition of CHD Meridian Healthcare by I-trax as though the transaction had occurred on January 1, 2003 and is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations, to reflect an accounting change as a result of which all pharmaceutical pass-through contracts of CHD Meridian Healthcare are reported on a net basis and pharmaceutical performance incentives, previously recorded as reductions of operating expense, are reclassifed to revenue.

         o Amends the supplemental disclosure of consolidated financial statements of CHD Meridian Healthcare and subsidiaries for the quarters ended March 31, 2004 and 2003 to also reflect an accounting change as a result of which all pharmaceutical pass-through contracts of CHD Meridian Healthcare are reported on a net basis and pharmaceutical performance incentives, previously recorded as reductions of operating expense, are reclassifed to revenue.

         Except as described above, no other changes have been made to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 filed on May 14, 2004 and amended on August 11, 2004.

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


                                      Preferred Stock           Common Stock          Additional                         Total
                                  ------------------------ ------------------------    Paid-in       Accumulated       Stockholders'
                                     Shares       Amount      Shares       Amount      Capital         Deficit           Equity
                                  -----------  ----------- ----------- ------------  ------------- -------------  ----------------
Balances at January 1, 2004               --     $     --   13,966,817     $     14    $    47,276   $   (38,905)       $    8,385

Reclassification of common
   stock warrants to paid in
   capital                                --           --           --           --          3,110            --             3,110

Issuance of common stock in
   connection with conversion
   of promissory note and other
   settlement, net of costs               --           --       63,012           --             71            --                71

Issuance of common stock for
   conversion of debenture
   and accrued interest                   --           --      427,106           --            747            --               747

Issuance of common stock for
   exercise of warrants                   --           --      124,486           --             30            --                30

Sale of preferred stock, net of
   costs                           1,000,000            1           --           --         23,509            --            23,510

Issuance of preferred stock for
   acquisition of CHD
   Meridian                          400,000           --           --           --         10,000            --            10,000

Redemption of preferred stock       (200,000)          --           --           --         (5,000)           --            (5,000)

Issuance of common stock for
   acquisition of CHD
   Meridian                               --           --   10,000,000           10         36,290            --            36,300

Beneficial conversion feature
   in connection with
   issuance of preferred stock            --           --           --           --         15,820       (15,820)               --

Preferred stock dividend                  --           --           --           --            (79)           --               (79)

Net loss for the three months
   ended March 31, 2004                   --           --           --           --             --        (2,704)           (2,704)
                                  -----------  ----------- ------------ ------------  ------------- -------------  ----------------

Balances at March 31, 2004         1,200,000     $      1   24,581,421     $     24    $   131,774   $   (57,429)       $   74,370
                                  ===========  =========== ============ ============  ============= =============  ================

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



                          I-TRAX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                         (Continues from previous page.)

                                                                                  Three months      Three months
                                                                                     ended              ended
                                                                                 March 31, 2004    March 31, 2003
                                                                                ----------------- ------------------

Schedule of non-cash financing activities:

     Reclassification of common stock warrants to paid in capital                    $     3,110                 --
                                                                                ----------------- ------------------
     Issuance of common stock in connection with conversion of promissory
       note and other settlement                                                     $        71                 --
                                                                                ================= ==================

     Issuance of common stock in connection with conversion of debenture
       payable                                                                       $       747                 --
                                                                                ----------------- ------------------
     Beneficial conversion feature in connection with issuance of preferred
       stock                                                                         $    15,820                 --
                                                                                ================= ==================

     Issuance of common and preferred stock in connection with the
       acquisition of CHD Meridian                                                   $    46,300                 --
                                                                                ================= ==================

     Preferred stock dividend                                                        $        79                 --
                                                                                ================= ==================
     Purchase of all capital stock of CHD Meridian and assumption of liabilities in the acquisition as follows:
         Fair value of non-cash tangible assets acquired                             $    17,257                 --
         Goodwill                                                                         36,814                 --
         Customer list                                                                    29,184                 --
         Other intangibles                                                                 1,167                 --
         Cash paid, net of cash acquired (includes $85 of transaction costs
           incurred in a prior period)                                                   (18,219)                --
         Common stock issued                                                             (36,300)                --
         Preferred stock issued                                                          (10,000)                --
                                                                                ----------------- ------------------
         Liabilities assumed                                                         $   (19,903)
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


NOTE 4--GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the quarter ended March 31, 2004 is as follows:

                                                 Total
                                           ---------------

Balance as of January 1, 2004                 $  8,424,000
Goodwill acquired during the quarter            36,814,000
                                           ---------------
Balance as of March 31, 2004                 $  45,238,000
                                           ===============

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4--GOODWILL AND INTANGIBLE ASSETS (continued)

The components of identifiable intangible assets, which are included in the consolidated balance sheet as of March 31, 2004, are as follows:

                                 Gross Carrying   Accumulated     Net Carrying
                                     Amount       Amortization       Amount
                                ---------------  --------------  ---------------
Amortized intangible assets:
    Customer lists               $  36,492,000    $   6,717,000    $  29,775,000
    Other intangibles                5,261,000        2,830,000        2,431,000
                                --------------   --------------  ---------------
Total                            $  41,753,000    $   9,547,000    $  32,206,000
                                ==============   ==============  ===============

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

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7--COMMITMENTS AND CONTINGENCIES (continued)

Significant Customers (continued)

For the three months ended March 31, 2004, one customer of the Company accounted for 15% of the Company's revenue on a pro forma basis as if the merger had been effective as of January 1, 2004.

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

NOTE 8--STOCKHOLDERS' EQUITY (continued)

Stock Options

The table below summarizes the activity in the Company's stock option plans for the quarter ended March 31, 2004:


                                                   Non-Qualified          Non-Plan
                             Incentive Options        Options          Non-Qualified           Total
                                                                          Options
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

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8--STOCKHOLDERS' EQUITY (continued)

Had the Company determined compensation expense based on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company's net loss per share would have been increased to the following pro forma amounts:


                                                               For the three           For the three
                                                                months ended            months ended
                                                               March 31, 2004          March 31, 2003
                                                             --------------------    ------------------

         Net loss as reported                                      $  (2,704,000)        $    (964,000)

         Add back intrinsic value of the options issued to
         employee and charged to operations                                   --                    --

         Deduct total stock based employee compensation
         expense determined under fair value based methods
         for all awards                                               (3,586,318)             (710,000)
                                                             --------------------    ------------------

         Pro forma net loss                                        $  (6,290,318)       $   (1,674,000)
                                                             ====================    ==================


         Basic and diluted net loss per share as reported          $       (2.41)       $         (.10)

         Pro forma basic and diluted net loss per share            $       (2.64)       $         (.18)


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

                                      Three months          Three months
                                          ended                 ended
                                     March 31, 2004        March 31, 2003
                                    ------------------    ------------------

         Net revenue                    $  24,802,000         $  23,824,000
                                    ------------------    ------------------

         Operating income                    (264,000)              573,000
                                    ------------------    ------------------

         Net loss                       $  (1,413,000)         $   (349,000)
                                    ==================    ==================

         Loss per common share            $      (.06)          $      (.02)
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

         Material Commitments

         The following schedule summarizes the contractual lease obligations of I-trax and CHD Meridian Healthcare by the indicated period as of December 31, 2003:

For the year ending           I-trax          CHD Meridian           Total
December 31:                                   Healthcare
------------------------- ----------------   ---------------     --------------

         2004                 $   206,000      $  1,217,000       $  1,423,000
         2005                     119,000           909,000          1,028,000
         2006                      56,000           850,000            906,000
         2007                      24,000           735,000            759,000
         2008                          --           651,000            651,000
         Thereafter                    --           574,000            574,000
                          ----------------   ---------------     --------------
Total future payments         $   405,000      $  4,936,000       $  5,341,000
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

         For technology arrangements with multiple obligations (for example, undelivered software maintenance and support), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. Accordingly, we defer technology revenue in the amount equivalent to the fair value of the undelivered elements.

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


                Meridian Occupational Healthcare Associates, Inc.
                and Subsidiaries (d/b/a CHD Meridian Healthcare)
                                   (Unaudited)

                        Consolidated Financial Statements

                     Quarters ended March 31, 2004 and 2003


                                    Contents

Consolidated Financial Statements


Consolidated Statements of Operations........................................31
Consolidated Statements of Cash Flows........................................32
Notes to Consolidated Financial Statements...................................33

                Meridian Occupational Healthcare Associates, Inc.
                and Subsidiaries (d/b/a CHD Meridian Healthcare)
                                   (Unaudited)
                      Consolidated Statements of Operations
                                 (in thousands)


                                                                         Quarter ended    Quarter ended
                                                                           March 31,        March 31,
                                                                              2004             2003
                                                                        -----------------------------------

          Net revenues                                                    $    23,355      $     22,208

          Costs and expenses:
              Operating expenses                                               18,028            17,072
              General and administrative expenses                               5,832             3,360
              Depreciation and amortization                                       388               382
                                                                        -----------------------------------
          Total costs and expenses                                             24,248            20,814
                                                                        -----------------------------------

          Operating income                                                       (893)            1,394

          Other (income) expense:
              Interest, net                                                       (29)              (23)
                                                                        -----------------------------------
          Total other (income) expense                                            (29)              (23)
                                                                        -----------------------------------

          Income from continuing operations before income taxes                  (864)            1,417

          Provision for income taxes                                               --               187
                                                                        -----------------------------------

                                                                        -----------------------------------
          Net income (loss)                                               $      (864)     $      1,230
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

These unaudited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2003 included in I-trax, Inc.'s Current Report on Form 8-K/A filed on November 10, 2004.

The Company records pass-through pharmaceutical purchases on a net basis in compliance with Emerging Issues Task Force Issue No. 99-19, Reporting Gross Revenue as a Principal vs. Net as an Agent. The table below shows the amounts of pass through pharmaceutical purchases by period presented.

                  Quarter Ended               Quarter Ended
                  March 31, 2004              March 31, 2003
            ---------------------------- --------------------------
                    $23,222,604                 $20,016,770


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

The following is a summary of option transactions during 2004 and 2003:


                                                            Weighted Average
                                       Number of Shares      Exercise Price
                                     --------------------- -------------------

                                     --------------------- -------------------
Outstanding at December 31, 2002              36,092               $ 112
   Granted                                        --                  --
   Canceled                                     (625)                143
   Exercised                                 (12,300)                137
                                     --------------------- -------------------
Outstanding at December 31, 2003              23,167              $   98
                                     ===================== ===================
   Granted                                        --                  --
                                     ===================== ===================
   Canceled                                       --                  --
                                     ===================== ===================
   Exercised                                 (23,167)                 98
                                     ===================== ===================
Outstanding at March 19, 2004                     --              $   --
                                     ===================== ===================


Available for future grant                        --
                                     =====================

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


                                      I-TRAX, INC.

Date: November 10, 2004               By: /s/  Frank A. Martin
                                      ----------------------------------
                                      Name:   Frank A. Martin
                                      Title:     Chief Executive Officer