Form 10QSB/A
period 2004-06-30
I TRAX INC
filed 2004-11-10
CIK 1110189

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

                              Explanatory Statement

         This amendment amends I-trax, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 18, 2004. This amendment:

     o Amends I-trax's consolidated statement of operations, Note 3 to the financial statements, and portions of Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect an accounting change as a result of which all of I-trax's pharmaceutical pass-through contracts are reported on a net basis and pharmaceutical performance incentives, previously recorded as reductions of operating expense, are reclassifed to revenue.

         Except as described above, no other changes have been made to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 filed on August 18, 2004.

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



                                                                               Three months           Three months
                                                                                   ended                  ended
                                                                               June 30, 2004          June 30, 2003
                                                                             ------------------     ------------------

Net revenue                                                                        $    24,384            $     1,051
                                                                             ------------------     ------------------

Costs and expenses:
     Operating expenses                                                                 19,117                    503
     General and administrative expenses                                                 4,651                  2,015
     Depreciation and amortization                                                       1,357                    441
                                                                             ------------------     ------------------
Total costs and expenses                                                                25,125                  2,959
                                                                             ------------------     ------------------

Operating loss                                                                            (741)                (1,908)
                                                                             ------------------     ------------------

Other expenses:
     Interest expense                                                                      163                    654
     Amortization of financing costs                                                        12                    180
                                                                             ------------------     ------------------
Total other expenses                                                                       175                    834
                                                                             ------------------     ------------------

Net loss                                                                                  (916)                (2,742)
                                                                             ------------------     ------------------

Less preferred stock dividend                                                             (598)                    --
                                                                             ------------------     ------------------

Net loss applicable to common stockholders                                         $    (1,514)           $    (2,742)
                                                                             ==================     ==================

Loss per common share, basic and diluted                                           $     (0.06)           $     (0.28)
                                                                             ==================     ==================

Weighted average number of shares outstanding, basic and diluted                    24,586,681              9,873,184
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




                          I-TRAX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)
                        (in thousands, except share data)



                                                                     Six months ended  Six months ended
                                                                       June 30, 2004     June 30, 2003
                                                                      ------------      ------------

Net revenue                                                           $     25,831      $      2,667
                                                                      ------------      ------------

Costs and expenses:
     Operating expenses                                                     19,814             1,064
     General and administrative expenses                                     6,672             3,019
     Depreciation and amortization                                           1,792               878
                                                                      ------------      ------------
Total costs and expenses                                                    28,278             4,961
                                                                      ------------      ------------

Operating loss                                                              (2,447)           (2,294)
                                                                      ------------      ------------

Other expenses:
     Interest expense                                                          776               975
     Amortization of financing costs                                            47               237
     Other expenses                                                            350               200
                                                                      ------------      ------------
Total other expenses                                                         1,173             1,412
                                                                      ------------      ------------

Net loss                                                                    (3,620)           (3,706)

Less preferred stock dividend                                                 (677)             --

Less deemed dividends applicable to preferred stockholders                 (15,820)             --
                                                                      ------------      ------------

Net loss applicable to common stockholders                            $    (20,117)     $     (3,706)
                                                                      ============      ============


Loss per common share, basic and diluted:                             $      (1.01)     $      (0.39)
                                                                      ============      ============


Weighted average number of shares outstanding, basic and diluted:       19,995,997         9,620,206
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


                                           Preferred Stock               Common Stock      Additional                    Total
                                       ---------------------- ---------------------------   Paid-in     Accumulated   Stockholders'
                                         Shares     Amount       Shares         Amount      Capital       Deficit        Equity
                                       ----------- ---------- ------------ -------------- ------------ -------------  -------------
Balances at January 1, 2004                    --   $     --   13,966,817       $     14   $   47,276   $   (38,905)    $    8,385

Reclassification of common
     stock warrants to paid in capital         --         --           --             --        3,110            --          3,110

Issuance of common stock in connection
   with conversion of promissory note
   and other settlement, net of costs          --         --       69,165             --           71            --             71

Issuance of common stock for conversion
   of debenture and accrued interest           --         --      427,106             --          747            --            747

Issuance of common stock for exercise
   of warrants                                 --         --      131,986             --           52            --             52

Sale of preferred stock, net of costs   1,000,000          1           --             --       23,509            --         23,510

Issuance of preferred stock for
   acquisition of CHD Meridian            400,000         --           --             --       10,000            --         10,000

Redemption of preferred stock            (200,000)        --           --             --       (5,000)           --         (5,000)

Issuance of common stock for
   acquisition of CHD Meridian                 --         --   10,000,000             10       36,290            --         36,300

Beneficial conversion feature in
    connection with issuance of
    preferred stock                            --         --           --             --       15,820       (15,820)            --

Preferred stock dividend                       --         --           --             --         (677)           --           (677)

Net loss for the six months
    ended June 30, 2004                        --         --           --             --           --        (3,620)        (3,620)
                                       ----------- ---------- ------------ -------------- ------------ -------------  -------------

Balances at June 30, 2004               1,200,000   $      1   24,595,074       $     24  $   131,198   $   (58,345)    $   72,878
                                       =========== ========== ============ ============== ============ =============  =============


                               See accompanying notes to consolidated financial statements (unaudited).



                          I-TRAX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)
                        (in thousands, except share data)

                                                                                   Six months     Six months
                                                                                     ended          ended
                                                                                 June 30, 2004   June 30, 2003
                                                                                    --------      --------

Operating activities:
     Net loss                                                                       $ (3,620)     $ (3,706)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                 1,792           878
         Accretion of discount on notes payable charged to interest expense
            and beneficial conversion value of debenture                                 573           780
         Increase in fair value of common stock warrants                                 350          --
         Amortization of debt issuance costs                                              34           237
         Write-off of deposit on cancelled acquisition                                  --             200
         Issuance of securities for services                                            --           1,414
         Other non-cash items                                                           --              10

Changes in operating assets and liabilities, net of acquisition:
     Decrease (increase) in accounts receivable                                         (731)          135
     Decrease (increase) in other current assets                                        (375)          (56)
     Decrease in accounts payable                                                       (242)         (230)
     Increase in accrued expenses                                                        378            80
     (Decrease) increase in other current liabilities                                     70        (1,255)
                                                                                    --------      --------
Net cash used in operating activities                                                 (1,771)       (1,513)
                                                                                    --------      --------

Investing activities:
     Purchases of property, plant and equipment                                         (770)         (380)
     Acquisition of intangible assets                                                   (637)         --
     Acquisition of CHD Meridian, net of acquired cash                               (18,134)         --
                                                                                    --------      --------
Net cash used in investing activities                                                (19,541)         (380)
                                                                                    --------      --------

Financing activities:
     Principal payments on capital leases                                                (21)          (35)
     Proceeds from/ repayment to related parties                                        (280)          600
     Repayment of note payable                                                          (618)          325
     Proceeds from exercise of warrants                                                   52          --
     Proceeds from bank credit facility, net of issuance costs                         6,309          --
     Proceeds from sale of preferred stock, net of issuance costs                     23,510          --
     Proceeds from sale of common stock                                                 --           1,004
     Redemption of preferred stock                                                    (5,000)         --
                                                                                    --------      --------

Net cash provided by financing activities                                             23,952         1,894
                                                                                    --------      --------

Net increase (decrease) in cash and cash equivalents                                   2,640             1

Cash and cash equivalents at beginning of period                                         574           360
                                                                                    --------      --------

Cash and cash equivalents at end of period                                          $  3,214      $    361
                                                                                    ========      ========
Supplemental disclosure of non-cash flow information:
     Cash paid during the year for:
       Interest                                                                     $    266      $   --
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





                                           I-TRAX, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                          (Continues from previous page.)

                                                                                     Six months        Six months
                                                                                       ended             ended
                                                                                   June 30, 2004      June 30, 2003
                                                                                   -------------      --------------

       Income taxes                                                                  $    151            $   --
                                                                                     ========            ========

Schedule of non-cash financing activities:

     Reclassification of common stock warrants to paid in capital                    $  3,110            $   --
                                                                                     ========            ========
     Issuance of common stock in connection with conversion of promissory
       note and other settlement                                                     $     71            $  1,169
                                                                                     ========            ========

     Issuance of common stock in connection with conversion of debenture
       payable                                                                       $    747            $   --
                                                                                     ========            ========
     Beneficial conversion feature in connection with issuance of preferred
       stock                                                                         $ 15,820            $   --
                                                                                     ========            ========
     Issuance of common and preferred stock in connection with the
       acquisition of CHD Meridian                                                   $ 46,300            $   --
                                                                                     ========            ========

     Preferred stock dividend                                                        $    677            $   --
                                                                                     ========            ========
     Issuance of common stock in connection with the conversion of deferred
       salaries                                                                      $   --              $    122
                                                                                     ========            ========
     Purchase of all capital stock of CHD Meridian and assumption of liabilities in the acquisition as follows:
         Fair value of non-cash tangible assets acquired                             $ 17,257            $   --
                                                                                     ========            ========

         Goodwill                                                                      37,429                --

         Customer list                                                                 29,184                --

         Other intangibles                                                              1,167                --

         Cash paid, net of cash acquired (includes $85 of transaction costs
           incurred in a prior period)                                                (18,834)               --

         Common stock issued                                                          (36,300)               --

         Preferred stock issued                                                       (10,000)               --
                                                                                     --------            --------
         Liabilities assumed                                                         $(19,903)           $   --
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

The Company records pass-through pharmaceutical purchases on a net basis in compliance with Emerging Issues Task Force Issue No. 99-19, Reporting Gross Revenue as a Principal vs. Net as an Agent. The amounts of pass through pharmaceutical purchased by the Company for the three and six months ended June 30, 2004 was $24,870,731.

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

                                    Six months ended      Six months ended
                                      June 30, 2004         June 30, 2003
                                    ------------------    ------------------

        Net revenue                     $  49,186,000         $  48,392,000
                                    ------------------    ------------------

        Operating income                   (1,005,000)             (700,000)
                                    ------------------    ------------------

        Net loss                        $  (2,329,000)        $  (2,756,000)
                                    ==================    ==================

        Loss per share                    $     (0.10)          $     (0.14)
                                    ==================    ==================

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 4--GOODWILL AND INTANGIBLE ASSETS

During the quarter ended June 30, 2004, goodwill increased by $615,000. This increase is related to additional transaction costs incurred by the Company and an adjustment in the liabilities acquired. The changes in the carrying amount of goodwill for the quarter ended June 30, 2004 is as follows:

                                                Total
                                          ----------------

Balance as of January 1, 2004                $   8,424,000
Goodwill acquired in the six months
ended June 30, 2004                             37,429,000
                                          ----------------
Balance as of June 30, 2004                  $  45,853,000
                                          ================

The components of identifiable intangible assets, which are included in the consolidated balance sheet as of June 30, 2004, are as follows:



                                            Gross Carrying       Accumulated         Net Carrying
                                                Amount           Amortization           Amount
                                           -----------------    ---------------    -----------------
 Amortized intangible assets:
     Customer lists                           $  36,492,000      $   7,417,000        $  29,075,000
     Other intangibles                            5,284,000          3,080,000            2,204,000
                                           ----------------    ---------------    -----------------
 Total                                        $  41,776,000      $  10,497,000        $  31,279,000
                                           ================    ===============    =================



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

For the three and six months ended June 30, 2004, one customer of the Company accounted for 14% of the Company's revenue as reflected on the Company's condensed consolidated statement of operations.

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

The following table summarizes the Company's activity as it relates to its warrants for the six months ended June 30, 2004:

                                                       Shares Underlying
                                                           Warrants
                                                     -------------------

       Balance outstanding at January 1, 2004                 3,351,372
       Quarter ended March 31, 2004:
                Granted                                         492,000
                Exercised                                      (179,278)
                                                     -------------------
       Balance outstanding at March 31, 2004                  3,664,094
                                                     -------------------
       Quarter ended June 30, 2004:
                Granted
                Exercised                                        (7,500)
                                                     -------------------
       Balance outstanding at June 30, 2004                   3,656,594
                                                     ===================


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

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 8--STOCKHOLDERS' EQUITY (continued)

Had the Company determined compensation expense based on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company's net loss per share would have been increased to the following pro forma amounts:



                                     For the three     For the three     For the six      For the six
                                     months ended       months ended     months ended     months ended
                                     June 30, 2004     June 30, 2003    June 30, 2004    June 30, 2003
                                      -----------      -----------      -----------      -----------

Net loss as reported                  $  (916,000)     $(2,742,000)     $(3,620,000)     $(3,706,000)

Deduct total stock based employee
compensation expense determined
under fair value based methods
for all awards                           (201,000)      (1,400,000)        (418,000)      (2,113,000)
                                      -----------      -----------      -----------      -----------

Pro forma net loss                    $(1,117,000)     $(4,142,000)     $(4,038,000)     $(5,819,000)
                                      ===========      ===========      ===========      ===========

Basic and diluted net loss per
share as reported                     $     (0.06)     $     (0.28)     $     (1.01)     $     (0.39)
                                      ===========      ===========      ===========      ===========

Pro forma basic and diluted net
loss per share                        $     (0.07)     $     (0.42)     $     (1.03)     $     (0.60)
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

         Our services are designed to allow employers to contract directly for a wide range of employee healthcare needs. We can deliver these services at or near the client's work site by opening, staffing and managing a clinic or pharmacy dedicated to the client and its employees, or remotely by using the Internet and our state-of-the-art Care Communication Center staffed with trained nurses and other healthcare professionals who are available 24 hours per day

, 7 days per week. Our array of services provides each client with flexibility to meet its specific pharmacy, primary care, occupational health, corporate health, wellness, lifestyle management or disease management needs.

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

         Three Months ended June 30, 2004 (Actual) Compared to Three Months ended June 30, 2003 (Actual)

         Revenue for the three months ended June 30, 2004 was $24,384,000, an increase of $23,333,000 from $1,051,000 for the three months ended June 30, 2003. Of the total revenue for the three months ended June 30, 2004, $582,000 was from our personalized health management programs and $23,802,000 from our on-site facilities.

         Operating expenses, which represent our direct costs associated with the operation of our on-site facilities and our call center, amounted to $19,117,000 for the three months ended June 30, 2004, an increase of $18,614,000 from $503,000 for the three months ended June 30, 2003.

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

         Six Months ended June 30, 2004 (Actual) Compared to Six Months ended June 30, 2003 (Actual)

         Revenue for the six months ended June 30, 2004 was $25,831,000, an increase of $23,164,000 from $2,667,000 for the six months ended June 30, 2003. Of the total revenue for the six months ended June 30, 2004, $2,029,000 was from our personalized health management programs and $23,802,000 from our on-site facilities.

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

         Operating expenses, which represent our direct costs associated with the operation of our on-site clinics and our call center, amounted to $19,814,000 for the six months ended June 30, 2004, an increase of $18,750,000 from $1,064,000 for the six months ended June 30, 2003.

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

                                  Six months ended   Six months ended
                                    June 30, 2004      June 30, 2003
                                    ------------      ------------

Net revenue                         $ 49,186,000      $ 48,392,000
                                    ------------      ------------

Operating income                      (1,005,000)         (700,000)
                                    ------------      ------------

Net loss                            $ (2,329,000)     $ (2,756,000)
                                    ============      ============

Loss per share                      $       (.10)     $       (.14)
                                    ============      ============

         Six Months ended June 30, 2004 (pro forma) Compared to Six Months ended June 30, 2003 (pro forma)

         Revenue for the six months ended June 30, 2004 increased to $49,186,000 an increase of approximately 1.6% from $48,392,000 for the six months ended June 30, 2003. In accordance with management's expectations, our on-site revenues increased from a combination of expansion of existing business and new sales growth, while we continued to increase our service revenue and decrease our technology revenue on our personalized health management business. We expect this trend to continue. We also expect to increase our revenue as a result of our continuing sales efforts.

         Total costs and expenses include direct costs of our operations (operating expenses), corporate overhead (general and administrative expenses), and depreciation and amortization. Total costs and expenses for the six months ended June 30, 2004 increased to $50,192,000, a $1,100,000 or 2.2% increase from $49,092,000 reported for the six months ended June 30, 2003. The increase is primarily related to the incremental costs associated with new and expanded business discussed above offset by a slight reduction in general and administrative expenses. Depreciation and amortization also increased by $78,000. In coming periods, we expect total costs and expenses to increase as our revenue increases.

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

         We record pass-through pharmaceutical purchases on a net basis. These purchases were $48,093,000 and $40,919,000 for the six months ended June 30, 2004 and June 30, 2003, respectively.

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

         Material Commitments

         The following schedule summarizes the contractual lease obligations of I-trax and CHD Meridian Healthcare by the indicated period as of December 31, 2003:

  For the year ending          I-trax          CHD Meridian         Total
  December 31:                                  Healthcare
  ---------------------    ----------------   ---------------   --------------

           2004                $   206,000      $  1,217,000     $  1,423,000
           2005                    119,000           909,000        1,028,000
           2006                     56,000           850,000          906,000
           2007                     24,000           735,000          759,000
           2008                         --           651,000          651,000
           Thereafter                   --           574,000          574,000
                           ----------------   ---------------   --------------
  Total future payments        $   405,000      $  4,936,000     $  5,341,000
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

         We record pass-through pharmaceutical purchases on a net basis accordance with Emerging Issues Task Force Issue No. 99-19, "Reporting Gross Revenue as a Principal vs. Net as an Agent." Under our pharmacy arrangements, we provide pharmaceuticals to a client as a component of our pharmacy agreement, which typically requires us to staff and operate a pharmacy for the sole benefit of the client's employees and, in certain instances, dependents and retirees. The substance of our pharmacy agreement in relation to pharmaceutical purchases demonstrates an agent-like arrangement and points to net reporting. Our agreements stipulate that we must be reimbursed upon purchasing pharmaceuticals, and not upon dispensing, thus limiting inventory risk. We also price pharmaceuticals on a pass-through basis and mitigate credit risk through structured payment terms with our clients. Consequently, we do not have unmitigated credit risk.

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


                                  I-TRAX, INC.

Date: November 10, 2004                      By: /s/  Frank A. Martin
                                                 -----------------------------
                                             Name:   Frank A. Martin
                                             Title:  Chief Executive Officer