Form 10QSB
period 2004-09-30
I TRAX INC
filed 2004-11-15
CIK 1110189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 11, 2004, the number of outstanding shares of common stock, par value $.001 per share, was 28,655,871.

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



                                                                                                         Page No.

PART I.   FINANCIAL INFORMATION..............................................................................3

Item 1.           Financial Statements ......................................................................3

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations.....22

Item 3.           Controls and Procedures...................................................................30

PART II.   OTHER INFORMATION................................................................................30

Item 1.           Legal Proceedings.........................................................................30

Item 2.           Changes in Securities and Small Business Issuer Purchases of Securities...................30

Item 6.           Exhibits .................................................................................30




                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements


                                  I-TRAX, INC.
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)






                                                                       Page No.


Report of Independent Registered Public Accounting Firm                   4

Condensed Consolidated Balance Sheets at September 30, 2004
     (unaudited) and December 31, 2003                                    5

Condensed Consolidated Statements of Operations
     for the three month periods ended September 30, 2004 and 2003
     (unaudited)                                                          6

Condensed Consolidated Statements of Operations
     for the nine month periods ended September 30, 2004 and 2003
     (unaudited)                                                          7

Condensed Consolidated Statement of Stockholders' Equity
     for the nine month period ended September 30, 2004
     (unaudited)                                                          8

Condensed Consolidated Statements of Cash Flows
     for the nine month periods ended September 30, 2004 and 2003
     (unaudited)                                                          9

Notes to Condensed Consolidated Financial Statements                     11

Report of Independent Registered Public Accounting Firm




To the Board of Directors and Stockholders of I-trax, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of I-trax, Inc. (a Delaware corporation) and Subsidiaries as of September 30, 2004, and the related condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2004 and 2003, the condensed consolidated statements of stockholders' equity for the nine month period ended September 30, 2004 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with United States generally accepted accounting principles.

We have  previously  audited,  in  accordance  with the  standards of the Public
Company Accounting Oversight Board (United States), the balance sheet as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 16, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


GOLDSTEIN GOLUB KESSLER LLP
New York, New York

October 27, 2004



                          I-TRAX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                            ASSETS
                                                                                    September 30,
                                                                                       2004        December 31,
                                                                                    (unaudited)       2003
                                                                                    ----------      ----------
Current assets
     Cash and cash equivalents                                                      $   5,453      $     574
     Accounts receivable, net                                                          12,363            549
     Income tax receivable                                                                132             --
     Other current assets                                                               2,105            188
                                                                                    ----------      ----------
         Total current assets                                                          20,053          1,311

Property and equipment, net                                                             5,784          1,675
Goodwill                                                                               46,064          8,424
Customer list, net                                                                     28,374            769
Other intangible assets, net                                                            1,805          1,400
Other long term assets                                                                    113             24
                                                                                    ----------      ----------

       Total assets                                                                 $ 102,193      $  13,603
                                                                                    ==========      ==========

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                               $   6,024      $     606
     Accrued expenses                                                                   4,765            361
     Due to officers and related parties                                                   --            280
     Notes payable                                                                      2,000             --
     Net liabilities of discontinued operations                                         1,299             --
     Other current liabilities                                                          8,730            355
                                                                                    ----------      ----------
       Total current liabilities                                                       22,818          1,602

Common stock warrants                                                                      --          2,760
Note payable                                                                            5,500             --
Other long term liabilities                                                             2,437            856
                                                                                    ----------      ----------

       Total liabilities                                                               30,755          5,218
                                                                                    ----------      ----------

Commitments and contingencies                                                              --             --

Stockholders' equity
     Preferred stock - $.001 par value, 2,000,000 shares authorized,
       1,200,000 and -0- issued and outstanding, respectively                               1             --
     Common stock - $.001 par value, 100,000,000 shares authorized,
       24,796,671 and 13,966,817 shares issued and outstanding, respectively               24             14
     Additional paid in capital                                                       130,593         47,276
     Accumulated deficit                                                              (59,180)       (38,905)
                                                                                    ----------      ----------
       Total stockholders' equity                                                      71,438          8,385
                                                                                    ----------      ----------

Total liabilities and stockholders' equity                                          $ 102,193      $  13,603
                                                                                    ==========      ==========

                                 See accompanying notes to consolidated financial statements (unaudited).



                          I-TRAX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)
                        (in thousands, except share data)



                                                                    Three months       Three months
                                                                        ended              ended
                                                                    September 30,      September 30,
                                                                        2004               2003
                                                                    -------------      -------------

Net revenue                                                          $     24,136      $      1,001
                                                                    -------------      -------------

Costs and expenses:
     Operating expenses                                                    18,816               642
     General and administrative expenses                                    4,670             1,024
     Depreciation and amortization                                          1,097               440
                                                                    -------------      -------------
Total costs and expenses                                                   24,583             2,106
                                                                    -------------      -------------

Operating loss                                                               (447)           (1,105)
                                                                    -------------      -------------

Other expenses (income):
     Interest expense                                                         124               948
     Amortization of financing costs                                           13                57
     Other income                                                              --              (500)
                                                                    -------------      -------------
Total other expenses                                                          137               505
                                                                    -------------      -------------

Loss before provision for income taxes                                       (584)           (1,610)
                                                                    -------------      -------------

Provision for income taxes                                                    251                --

Net loss                                                                     (835)           (1,610)
                                                                    -------------      -------------

Less preferred stock dividend                                                (605)               --
                                                                    -------------      -------------

Net loss applicable to common stockholders                           $     (1,440)     $     (1,610)
                                                                    =============      =============

Loss per common share, basic and diluted                             $      (0.06)     $      (0.14)
                                                                    =============      =============

Weighted average number of shares outstanding, basic and diluted       24,730,933        11,121,724
                                                                    =============      =============



    See accompanying notes to consolidated financial statements (unaudited).





                          I-TRAX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)
                        (in thousands, except share data)



                                                                    Nine months ended   Nine months ended
                                                                      September 30,       September 30,
                                                                          2004                2003
                                                                      ------------        ------------
Net revenue                                                           $     49,968        $      3,668
                                                                      ------------        ------------

Costs and expenses:
     Operating expenses                                                     38,631               1,506
     General and administrative expenses                                    11,342               4,243
     Depreciation and amortization                                           2,889               1,318
                                                                      -------------       -------------
Total costs and expenses                                                    52,862               7,067
                                                                      -------------       -------------

Operating loss                                                              (2,894)             (3,399)
                                                                      -------------       -------------

Other expenses (income):
     Interest expense                                                          900               1,922
     Amortization of financing costs                                            60                 295
     Other expenses (income)                                                   350                (300)
                                                                      -------------       -------------
Total other expenses                                                         1,310               1,917
                                                                      -------------       -------------

Loss before provision for income taxes                                      (4,204)             (5,316)
                                                                      -------------       -------------

Provision for income taxes                                                     251                  --
                                                                      -------------       -------------

Net loss                                                                    (4,455)             (5,316)

Less preferred stock dividend                                               (1,282)                 --

Less deemed dividends applicable to preferred stockholders                 (15,820)                 --
                                                                      -------------       -------------

Net loss applicable to common stockholders                            $    (21,557)       $     (5,316)
                                                                      =============       =============

Loss per common share, basic and diluted:                             $      (1.00)       $      (0.53)
                                                                      =============       =============

Weighted average number of shares outstanding, basic and diluted:       21,613,701          10,111,766
                                                                      =============       =============



    See accompanying notes to consolidated financial statements (unaudited).





                                                           I-TRAX, INC. AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                                    (UNAUDITED)
                                                         (in thousands, except share data)


                                                         Preferred Stock         Common Stock    Additional               Total
                                                     ---------------------  -------------------- Paid-in  Accumulated  Stockholders'
                                                     Shares      Amount      Shares      Amount  Capital    Deficit     Equity
                                                     ---------- ----------  ----------  --------  --------  ----------   ----------
Balances at January 1, 2004                                 -- $  --      13,966,817  $     14  $   47,276  $  (38,905)  $    8,385

Reclassification of common stock warrants to paid in
   capital                                                  --    --              --        --       3,110          --        3,110

Issuance of common stock in connection with
   conversion of promissory note and other
   settlement, net of costs                                 --    --          69,165        --          71          --           71

Issuance of common stock for conversion of debenture
   and accrued interest                                     --    --         427,106        --         747          --          747

Issuance of common stock for exercise of warrants           --    --         333,583        --          52          --           52

Sale of preferred stock, net of costs                1,000,000     1              --        --      23,509          --       23,510

Issuance of preferred stock for acquisition of CHD
   Meridian                                            400,000    --              --        --      10,000          --       10,000

Redemption of preferred stock                         (200,000)   --              --        --      (5,000)         --       (5,000)

Issuance of common stock for acquisition of CHD
   Meridian                                                 --    --      10,000,000        10      36,290          --       36,300

Beneficial conversion feature in connection with
   issuance of preferred stock                              --    --              --        --      15,820     (15,820)          --

Preferred stock dividend                                    --    --              --        --      (1,282)         --       (1,282)

Net loss for the nine months ended September 30, 2004       --    --              --        --          --      (4,455)      (4,455)
                                                     ---------- -------    ----------  --------  ----------  ----------   ----------

Balances at September 30, 2004                       1,200,000 $   1      24,796,671  $     24  $  130,593  $  (59,180)  $   71,438
                                                     ========== =======    ==========  ========  ==========  ==========   ==========


                               See accompanying notes to consolidated financial statements (unaudited).




                          I-TRAX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)
                        (in thousands, except share data)

                                                                              Nine months        Nine months
                                                                                 ended              ended
                                                                             September 30,      September 30,
                                                                                  2004              2003
                                                                                --------           --------

Operating activities:
     Net loss                                                                   $ (4,455)        $ (5,316)

     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
         Depreciation and amortization                                             2,889            1,318
         Accretion of discount on notes payable charged to interest expense
            and beneficial conversion value of debenture                             573            1,609
         Increase in fair value of common stock warrants                             350               --
         Amortization of debt issuance costs                                          47              295
         Write-off of deposit on cancelled acquisition                                --              200
         Issuance of securities for services                                          --            1,414
         Other non-cash items                                                         --               10

Changes in operating assets and liabilities, net of acquisition:
     Decrease in accounts receivable                                                 996               33
     Decrease in income tax receivable                                               147               --
     Increase in other current assets                                               (920)            (670)
     Increase in other long term assets                                              (52)              --
     Decrease in accounts payable                                                   (948)            (207)
     Increase in accrued expenses                                                  1,463              134
     (Decrease) increase in other current liabilities                                260           (1,379)
                                                                                ---------         --------
Net cash provided by (used in) operating activities                                  350           (2,559)
                                                                                ---------         --------

Investing activities:
     Purchases of property, plant and equipment                                   (1,628)            (649)
     Acquisition of intangible assets                                               (688)              --
     Acquisition of CHD Meridian, net of acquired cash                           (18,134)              --
                                                                                ---------         --------
Net cash used in investing activities                                            (20,450)            (649)
                                                                                ---------         --------

Financing activities:
     Principal payments on capital leases                                            (35)             (62)
     Proceeds from/ repayment to related parties                                    (280)             575
     Proceeds (repayment) of note payable                                           (618)             175
     Proceeds from exercise of warrants                                               52               --
     Proceeds from bank credit facility, net of issuance costs                     7,350               --
     Proceeds from sale of preferred stock, net of issuance costs                 23,510               --
     Proceeds from sale of common stock                                               --            2,405
     Redemption of preferred stock                                                (5,000)              --
                                                                                ---------         --------

Net cash provided by financing activities                                         24,979            3,093
                                                                                ---------         --------

Net increase (decrease) in cash and cash equivalents                               4,879             (115)

Cash and cash equivalents at beginning of period                                     574              360
                                                                                ---------         --------

Cash and cash equivalents at end of period                                      $  5,453         $    245
                                                                                =========         ========
Supplemental disclosure of non-cash flow information:
     Cash paid during the year for:
       Interest                                                                 $    377         $     28
                                                                                =========         ========
                         (Continues on following page.)

  See accompanying notes to consolidated financial statements (unaudited).





                          I-TRAX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                         (Continues from previous page.)

                                                                                  Nine months        Nine months
                                                                                     ended             ended
                                                                                 September 30,      September 30,
                                                                                      2004              2003
                                                                                 -------------      -------------

       Income taxes                                                                  $    257         $     --
                                                                                     ========         ========

Schedule of non-cash financing activities:

     Reclassification of common stock warrants to paid in capital                    $  3,110         $     --
                                                                                     ========         ========
     Issuance of common stock in connection with conversion of promissory
       note and other settlement                                                     $     71         $  1,169
                                                                                     ========         ========
     Issuance of common stock in connection with conversion of debenture
       payable                                                                       $    747         $    565
                                                                                     ========         ========
     Beneficial conversion feature in connection with issuance of preferred
       stock                                                                         $ 15,820         $     --
                                                                                     ========         ========
     Issuance of common and preferred stock in connection with the
       acquisition of CHD Meridian                                                   $ 46,300         $     --
                                                                                     ========         ========
     Preferred stock dividend                                                        $  1,282         $     --
                                                                                     ========         ========
     Issuance of common stock in connection with the conversion of deferred
       salaries                                                                      $     --         $    122
                                                                                     ========         ========
     Purchase of all capital stock of CHD Meridian and assumption of liabilities in the acquisition as follows:
         Fair value of non-cash tangible assets acquired                             $ 17,257         $     --
         Goodwill                                                                      37,429               --
         Customer list                                                                 29,184               --
         Other intangibles                                                              1,167               --
         Cash paid, net of cash acquired (includes $85 of transaction costs
           incurred in a prior period)                                                (18,834)              --
         Common stock issued                                                          (36,300)              --
         Preferred stock issued                                                       (10,000)              --
                                                                                     ========         ========
         Liabilities assumed                                                         $(19,903)        $     --
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

Following the merger, the Company offers two categories of services: (1) on-site health related services such as occupational health, primary care, corporate health, and pharmacy; and (2) personalized health management programs.

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


NOTE 2--INTERIM RESULTS AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B promulgated under the Securities Exchange Act of 1934. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments necessary to present fairly the financial position as of September 30, 2004 and the results of the operations and cash flows for the three and nine months ended September 30, 2004. Because the combination of the Company and CHD Meridian for accounting purposes was effective as of April 1, 2004, the results for the nine months ended September 30, 2004 only include the operations of CHD Meridian for the six months ended September 30, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements of the Company at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

Loss per common share is computed pursuant to SFAS No. 128, "Earnings Per Share." Basic loss per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock. As of September 30, 2004 and 2003, 18,910,561 and 5,809,093 shares issuable upon exercise of options, warrants and convertible preferred stock, respectively, were excluded from the diluted loss per share computation because their effect would be anti-dilutive.

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 2--INTERIM RESULTS AND BASIS OF PRESENTATION (continued)

These unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2003 included in the Company's annual report on Form 10-KSB/A filed on August 11, 2004, and the financial statements of CHD Meridian and notes thereto included in the Company's current report on Form 8-K/A filed on November 10, 2004.

The consolidated financial statements include the balance sheet of CHD Meridian LLC, its wholly owned subsidiaries, the Physician Groups and Green Hills Insurance, a risk retention group (see Note 9- Risk Retention Group). The financial statements of the Physician Groups are consolidated with CHD Meridian LLC in accordance with the nominee shareholder model of Emerging Issues Task Force ("EITF") Issue No. 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." CHD Meridian LLC has unilateral control over the assets and operations of the Physician Groups. Control of the Physician Groups is perpetual and other than temporary because of the nominee shareholder model and the management agreements between the entities. The net tangible assets of the Physician Groups were not material at September 30, 2004.

The Company records pass-through pharmaceutical purchases on a net basis in compliance with EITF Issue No. 99-19, "Reporting Gross Revenue as a Principal vs. Net as an Agent." The amounts of pass-through pharmaceuticals purchased by the Company for the three and nine months ended September 30, 2004 were $25,357,000 and $50,228,000, respectively.

For comparability, certain 2003 amounts have been reclassified to conform to the financial statement presentation used in 2004.

As shown in the accompanying financial statements, the Company has suffered recurring losses from operations, has an accumulated a deficit, and a working capital deficiency. The Company borrowed funds under its senior secured credit facility (see Note 6 - Long Term Debt) and has entered into agreements with new customers which management expects to provide increased revenue. The Company believes these measures will sustain operations through December 31, 2004.


NOTE 3--BUSINESS COMBINATION

On March 19, 2004, the Company merged with CHD Meridian, a privately held company and a major provider of outsourced, employer-sponsored healthcare services. CHD Meridian provides such services to large self-insured employers, including Fortune 1,000 companies.

Pursuant to the merger agreement, the Company, (1) issued 10,000,000 shares of common stock, (2) issued 400,000 shares of convertible preferred stock (with each share convertible into 10 shares of common stock) at $25.00 per share or $10,000,000 in the aggregate, and (3) paid approximately $25,508,000 in cash to the CHD Meridian stockholders. Immediately following the closing of the merger, the Company also redeemed from former CHD Meridian stockholders that participated in the merger, pro rata, an aggregate of 200,000 shares of convertible preferred stock at its original issue price of $25.00 per share or $5,000,000. The total value of the merger consideration is $73,592,000, made up of common stock valued at $36,300,000, preferred stock valued at $10,000,000, cash of $25,908,000 and transaction expenses of $1,384,000. The Company has filed a registration statement with the Securities and Exchange Commission to register for resale the (a) common stock issued in the merger, and (b) common stock issuable upon conversion of convertible preferred stock issued in the merger.

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

The Company funded the cash portion of the merger consideration by (1) selling 1,000,000 shares of convertible preferred stock at $25.00 per share (with each share convertible into 10 shares of common stock), for gross proceeds of $25,000,000, and (2) drawing $12,000,000 under a new senior secured credit facility with a national lender. (See Note 6 - Long Term Debt.)

In connection with the sale and issuance of the convertible preferred stock, the Company reported $15,820,000 as a deemed dividend to preferred stockholders representing the beneficial conversion value for the underlying common stock as of the date of the merger agreement. The beneficial conversion value is treated as a dividend on the convertible preferred stock solely for the purpose of computing earnings per share. The dividend is computed by multiplying (1) the difference between the value of the underlying common stock calculated using the average closing price for the three days prior and three days after the announcement of the merger ($3.63 per share) and the conversion price ($2.50 per share) by (2) the number of shares of common stock into which the convertible preferred stock outstanding at the merger's effective time was convertible (14,000,000 shares).

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
                                                     ===================

The following are the Company's unaudited pro forma results of operations giving effect to the acquisition of CHD Meridian as though the transaction had occurred on January 1, 2003. The results exclude transaction costs of $1,938,000 and transaction related bonuses and termination pay of $832,000 included in the CHD Meridian and the Company's statements of operations, respectively. The pro forma results also include adjustments to amortization expense associated with the intangibles acquired and interest expense related to the new senior secured credit facility.

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 3--BUSINESS COMBINATION (continued)

                                       Nine months           Nine months
                                          ended                 ended
                                      September 30,         September 30,
                                          2004                  2003
                                   ------------------    ------------------

            Net revenue                   73,322,000            73,018,000
                                   ------------------    ------------------

            Operating loss                (1,453,000)           (1,070,000)
                                   ------------------    ------------------

            Net loss                      (3,166,000)           (4,253,000)
                                   ==================    ==================

            Loss per share                     (0.13)                (0.21)
                                   ==================    ==================


NOTE 4--GOODWILL AND INTANGIBLE ASSETS

During the quarter ended September 30, 2004, goodwill increased by $211,000. This increase is related to the cost of continuing directors and officers' insurance coverage for former directors and officers of CHD Meridian. The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 are as follows:

                                              Total
                                          ------------------

Balance as of January 1, 2004                 $  8,424,000
Goodwill acquired in the nine months
ended September 30, 2004                        37,640,000
                                          ------------------
Balance as of September 30, 2004                46,064,000
                                          ==================

The components of identifiable intangible assets, which are included in the consolidated balance sheet as of September 30, 2004, are as follows:




                                                     Gross Carrying       Accumulated         Net Carrying
                                                        Amount           Amortization           Amount
                                                  -----------------    ---------------    -----------------
       Amortized intangible assets:
           Customer lists                                36,492,000          8,118,000           28,374,000
           Other intangibles                              5,124,000          3,319,000            1,805,000
                                                  -----------------    ---------------    -----------------
       Total                                             41,616,000         11,437,000           30,179,000
                                                  =================    ===============    =================



Customer lists are amortized on a straight-line basis over the expected periods to be benefited, generally 12 to 15 years. Other intangible assets represent technology and deferred marketing costs, which are amortized on a straight-line basis over the expected periods to be benefited, generally 3 to 5 years. In accordance with SFAS No. 142, the Company completes a test for impairment of goodwill and certain other intangible assets annually.

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 5--CONVERTIBLE DEBENTURE

During the first quarter of 2004, Palladin Opportunity Fund LLC converted the remaining balance of the debenture payable and accrued interest into common stock. Accordingly, the Company issued 427,106 shares of common stock for the conversion of principal and accrued interest amounting to $747,000.

Interest expense associated with the convertible debenture amounted to $368,000 for the nine months ended September 30, 2004. This amount includes $362,000 that represents accelerated accretion to interest expense for the discount of the value assigned to the warrants issued to the debenture holder and the beneficial conversion value at date of issuance.


NOTE 6--LONG TERM DEBT

On March 19, 2004, in connection with the CHD Meridian acquisition, the Company obtained a $20,000,000 senior secured credit facility from a national lender. The credit facility expires on April 1, 2007. The credit facility originally had a $6,000,000 term loan commitment with a $14,000,000 revolving credit commitment. Outstanding letters of credit liabilities reduce the amount available to be borrowed under the revolving credit commitment. The credit facility has subsequently been amended, as discussed below.

In addition to funding the merger and related costs, the Company used a portion of the proceeds from the credit facility to repay $280,000 in related party loans and $944,000 in principal and interest for all other outstanding promissory notes.

The credit facility is secured by substantially all of the Company's assets. Borrowings, at the Company's election, may be either Base rate or Eurodollar rate loans. Base rate loans bear interest at the prime rate as published from time to time, plus up to 0.75% per annum depending on the Company's debt service coverage ratios. Eurodollar rate loans bear interest at the Eurodollar rate plus up to 3.0% per annum likewise depending on the Company's debt service coverage ratios.

As of September 30, 2004, the Company had outstanding $10,500,000 under the credit facility, $2,000,000 of which is classified as short term, $5,500,000 of which is classified as long term, and an aggregate of $3,000,000 under letters of credit.

The credit facility includes certain financial covenants, including a covenant measuring: (1) the ratio of the Company's funded indebtedness to earnings before income, taxes, depreciation and amortization, or EBITDA, (2) the ratio of the Company's funded indebtedness to capitalization, and (3) the Company's fixed charges coverage ratio. As of September 30, 2004, the Company was in compliance with these financial covenants.

On August 12, 2004, the Company and the senior lender amended the credit facility. Among other things, the amendment added two additional covenants that required the Company to achieve: (1) minimum stockholders' equity of $82,878,000 as of October 31, 2004, an increase of $10,000,000 from the stockholder's equity reflected on the balance sheet as of June 30, 2004, and (2) pro forma 2004 EBITDA (giving effect to the acquisition of CHD Meridian Healthcare as though the transaction had occurred on January 1, 2004) of $3,560,000. The credit facility amendment also limited the amount the Company could borrow under the facility through October 31, 2004 to $8,500,000, although the amount of the revolving credit commitments under the facility remained at $14,000,000.

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6--LONG TERM DEBT (continued)

On October 27, 2004, the Company amended its credit facility with its senior secured lender. The amendment: (1) increased the funded indebtedness to EBITDA ratio and the fixed charge coverage ratio; (2) moved the first measurement date for the consolidated net worth covenant to December 31, 2005, and restated the covenant as a maintenance of minimum stockholders' equity at 90% of the level as of December 31, 2005; (3) excluded the outstanding letters of credit from the credit facility borrowing base through January 1, 2006; and (4) converted amounts outstanding under the term loan commitment of the credit facility into the revolving credit commitment, and eliminated the term loan commitment. The Company continues to have access to $14,000,000 under the credit facility, of which $3,000,000 is currently allocated to outstanding letters of credit and up to $11,000,000 is available under the revolving portion.

NOTE 7--COMMITMENTS AND CONTINGENCIES

Litigation

CHD Meridian is a defendant in a lawsuit seeking a return of approximately $556,000 in payments received in the ordinary course of business from a client that filed for protection under bankruptcy laws during 2003. Management believes that such amounts were not preference payments, and as such are not subject to repayment. The outcome of this lawsuit, however, cannot be determined. During the three months ended September 30, 2004, a second lawsuit seeking a return of approximately $475,000 as preference payments was settled for substantially less than the demand amount.

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

Significant Customers

As of September 30, 2004, one customer represented 15% of the Company's accounts receivable as reflected on the Company's consolidated balance sheet.

For the three and nine months ended September 30, 2004, one customer of the Company accounted for 12% of the Company's revenue as reflected on the Company's condensed consolidated statement of operations.

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 7--COMMITMENTS AND CONTINGENCIES (continued)

Risk-Sharing Contracts

From time to time the Company enters into risk-sharing contracts. A risk-sharing contract generally requires the Company to manage the health and wellness of a predetermined set of individuals for a term of three to five years. A risk-sharing contract provides that the Company is required to refund to its client a percentage of the Company's fees if its program does not save the client an agreed upon percentage of the client's healthcare costs. The Company did not generate material risk revenue, which may be subject to a refund, during the quarter or nine months ended September 30, 2004.


NOTE 8--STOCKHOLDERS' EQUITY

Preferred Stock

The Company has 2,000,000 authorized shares of preferred stock. As of September 30, 2004, the Company had issued and outstanding 1,200,000 shares of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible, at any time, into 10 shares of common stock, has a liquidation preference of $25.00 per share, the original purchase price, and accrues dividends on that amount at a rate of 8% per year. Dividends are payable, at the Company's option, in cash or common stock, and only upon the Company's liquidation or conversion of the Series A Convertible Preferred Stock into common stock. For the nine months ended September 30, 2004, the Company recorded approximately $1,282,000 in accrued dividends.

The placement agents that assisted the Company in the sale of 1,000,000 shares of the Series A Convertible Preferred Stock to fund the acquisition of CHD Meridian received a commission of $1,490,000, and warrants to acquire 492,000 shares of common stock exercisable at $2.50 per share. Such warrants were valued at $1,506,000 utilizing the Black-Scholes valuation model. The amount of the cash paid and the value of the warrants have been classified as a cost of equity in the condensed consolidated statement of stockholders' equity.

Common Stock

The Company has 100,000,000 authorized shares of common stock. As of September 30, 2004, the Company had issued and outstanding 24,796,671 shares, which excludes 3,859,200 shares held in escrow for purposes of the CHD Meridian merger earn out.

Warrants

Under the terms of a private placement completed during October 2003, the Company filed a registration statement under the Securities Act of 1933, as amended, covering the resale of the common stock and the common stock underlying warrants issued in the private placement. The Securities and Exchange Commission declared the registration statement effective on February 17, 2004.

In accordance with EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock," upon issuance of such warrants, the Company recorded a liability in the amount of $2,459,000, representing the fair value of the warrants to acquire 890,000 shares of common stock. The fair value of the warrants was estimated using the Black-Scholes valuation model with the following assumptions: no dividends; risk-free interest rate of 4%; the contractual life of 5 years; and volatility of 112%. The fair value of the warrants was estimated to be $2,760,000 and $3,110,000 at December 31, 2003 and February 17, 2004, respectively. The Company recorded an additional liability, with a corresponding charge to operations, of $301,000 and $350,000 on December 31, 2003 and February 17, 2004, respectively, associated with the increase in fair value of the warrants.

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 8--STOCKHOLDERS' EQUITY (continued)

Warrants (continued)

The adjustments required by EITF Issue No. 00-19 were triggered by the terms of the private placement subscription agreement, which imposed penalties if the Company did not timely register the common stock underlying the warrants issued in the private placement. The Securities and Exchange Commission declared the related registration statement effective within the contractual deadline and the Company incurred no penalties. The adjustments for EITF Issue No. 00-19 had no impact on the Company's working capital, liquidity or business operations.

The warrants were accounted for as a liability, with an offsetting reduction to additional paid-in capital received in the private placement. The warrant liability has been reclassified to equity as of February 17, 2004, the effective date of the registration statement, evidencing the non-impact of these adjustments on the Company's financial position and business operations.

The following table summarizes the Company's activity as it relates to its warrants for the nine months ended September 30, 2004:

                                                            Shares Underlying
                                                                 Warrants
                                                            ------------------

      Balance outstanding at January 1, 2004                        3,351,372
      Quarter ended March 31, 2004:
               Granted                                                492,000
               Exercised                                             (179,278)
                                                            ------------------
      Balance outstanding at March 31, 2004                         3,664,094
                                                            ------------------
      Quarter ended June 30, 2004:
               Granted                                                     --
               Exercised                                               (7,500)
                                                            ------------------
      Balance outstanding at June 30, 2004                          3,656,594
                                                            ------------------
               Granted                                                     --
               Exercised                                             (361,700)
                                                            ------------------
      Balance outstanding at September 30, 2004                     3,294,894
                                                            ==================

Warrants issued during the nine months ended September 30, 2004 are exercisable at $2.50 per share. Such warrants were valued at $1,506,000 and recorded as a cost of equity because they were granted to placement agents in connection with sales of convertible preferred stock.

On October 27, 2004, in connection with the amendment of the Company's senior credit facility (see Note 6 - Long-Term Debt), the Company issued a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $.01 per share to its senior secured creditor. The warrant expires on December 31, 2014.

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8--STOCKHOLDERS' EQUITY (continued)

Stock Options

The table below summarizes the activity in the Company's stock option plans for the nine months ended September 30, 2004:




                                                                           Non-Plan
                                                    Non-Qualified         Non-Qualified
                             Incentive Options         Options              Options                Total
   ------------------------ -------------------- ------------------- ------------------- -------------------
   Outstanding as of
   January 1, 2004                      652,941             795,973             669,000           2,117,914
   Granted                               70,921                  --                  --              70,921
   Exercised                                 --                  --                  --                  --
   Forfeited/Expired                         --             (30,000)                 --             (30,000)
                            -------------------- ------------------- ------------------- -------------------
   Outstanding as of
   March 31, 2004                       723,862             765,973             669,000           2,158,835
                            -------------------- ------------------- ------------------- -------------------
   Granted                                   --                  --                  --                  --
   Exercised                                 --                  --                  --                  --
   Forfeited/Expired                    (95,875)                 --                  --             (95,875)
                            -------------------- ------------------- ------------------- -------------------
   Outstanding as of June
   30, 2004                             627,987             765,973             669,000           2,062,960
                            -------------------- ------------------- ------------------- -------------------
   Granted                            1,147,000             595,000                  --           1,742,000
   Exercised                                 --                  --                  --                  --
   Forfeited/Expired                    (14,291)                 --           (175,002)            (189,293)
                            -------------------- ------------------- ------------------- -------------------
   Outstanding as of
   September 30, 2004                 1,760,696           1,360,973             493,998           3,615,667
                            ==================== =================== =================== ===================
   Vesting Dates:
         December 31, 2004               10,530              31,083               6,666              48,279
         December 31, 2005              580,357             330,578              26,668             937,603
         December 31, 2006              436,493             248,329                  --             684,822
         December 31, 2007              291,964             148,762                  --             440,726
         December 31, 2008                   --                  --              20,000              20,000
                Thereafter                   --                  --                  --                  --



As of September 30, 2004, exercisable plan and non-plan options to purchase an aggregate of 1,410,307 shares, with exercise prices ranging from $.005 to $10.00, were outstanding.

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

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8--STOCKHOLDERS' EQUITY (continued)

Had the Company determined compensation expense based on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company's net loss per share would have been increased to the following pro forma amounts:




                                      For the three        For the three         For the nine         For the nine
                                      months ended          months ended         months ended         months ended
                                      September 30,        September 30,        September 30,        September 30,
                                          2004                  2003                 2004                 2003
                                    ------------------    -----------------    -----------------    -----------------

Net loss as reported                     $   (835,000)       $  (1,610,000)       $  (4,455,000)       $  (5,316,000)

Add back intrinsic value of the                    -                    -                    -
options issued to employee and
charged to operations                              -                    -                    -                24,000

Deduct stock based employee
compensation expense determined
under fair value based methods
for all awards                               (370,000)            (817,000)            (788,000)          (2,953,000)
                                    ------------------    -----------------    -----------------    -----------------

Pro forma net loss                       $ (1,205,000)       $  (2,427,000)       $  (5,243,000)       $  (8,245,000)
                                    ==================    =================    =================    =================

Basic and diluted net loss per
share as reported                        $      (0.06)       $       (0.14)       $       (1.00)       $       (0.53)
                                    ==================    =================    =================    =================

Pro forma basic and diluted net
loss per share                           $      (0.07)       $       (0.22)       $       (1.03)       $       (0.82)
                                    ==================    =================    =================    =================



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

The RRG was capitalized with $2,000,000 in cash and a $1,000,000 letter of credit under the Company's credit facility. The RRG began issuing policies on a claims-made basis to CHD Meridian LLC, its direct subsidiaries and Physician Groups in May 2004. As of September 30, 2004, cash held by the RRG, which includes $2,000,000 contributed to RRG's capital, is invested in cash equivalents in accordance with the regulations promulgated by the State of Vermont and is reflected on the balance sheet as cash and cash equivalents.

Loss and loss adjustment expense reserves are recorded monthly and represent management's best estimate of the ultimate net cost of all reported and unreported losses incurred from May 1, 2004 through September 30, 2004. Management's estimates are based on an independent actuarial report. The Company does not discount loss and loss adjustment expense reserves. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses. Those estimates are subject to the effects of trends in severity and frequency. Although considerable variability is inherent in such estimates, management believes the reserves for losses and loss adjustment expenses are adequate. The estimates are reviewed and adjusted continuously as experience develops or new information becomes known; such adjustments are included in current operations. No claims have been filed against these policies as of September 30, 2004. To the extent claims are made against the policies in the future, the Company expects such claims to be resolved within five years of original date of claim.

The RRG does not plan to pay dividends to the policyholders in the foreseeable future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Readers of this report should review the following Management's Discussion and Analysis of Financial Condition and Results of Operations of I-trax, Inc. and its subsidiaries in conjunction with our financial statements and related notes appearing on the preceding pages as well as our audited financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2003, as amended, and the audited financial statements of CHD Meridian Healthcare and related notes for the year ended December 31, 2003 included in our current report on Form 8-K/A filed on November 10, 2004.

         The following discussion also contains forward-looking statements. All statements, other than statements of historical facts, included in this quarterly report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and readers of this report should not place undue reliance on our forward-looking statements. Actual results or events could differ, possibly materially, from the plans, intentions and expectations disclosed in our forward-looking statements. We have identified important factors in the cautionary statements below and in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, as amended, that we believe could cause actual results or events to differ, possibly materially, from our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. In our opinion, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments necessary to present fairly the financial position as of September 30, 2004 and the results of the operations and cash flows for the nine months ended September 30, 2004. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the covered periods. We base our estimates and judgments on our historical experience and on various other factors that we believe are reasonable under the circumstances. We evaluate our estimates and judgments, including those related to revenue recognition, bad debts, and goodwill and other intangible assets on an ongoing basis. Notwithstanding these efforts, there can be no assurance that actual results will not differ from the respective amount of those estimates.

Our Business

         I-trax is an integrated health and productivity management company formed by the merger on March 19, 2004 of I-trax, Inc. and Meridian Occupational Healthcare Associates, Inc., which does business as CHD Meridian Healthcare. For accounting purposes, the consolidation of results of operations of the two constituent companies was effective April 1, 2004. As a result, our consolidated results of operations for the nine months ended September 30, 2004 include the operations of CHD Meridian Healthcare only from April 1, 2004 until September 30, 2004.

         We offer two categories of services that can be integrated or blended as necessary or appropriate based on each client's needs. The first category includes on-site health related services - occupational health, primary care, corporate health, and pharmacy - which were historically offered by CHD Meridian Healthcare. We believe we are the nation's largest provider of on-site corporate health management services. The second category includes personalized health management programs, which were historically offered by I-trax.

         Our services are designed to allow employers to contract directly for a wide range of employee healthcare needs. We can deliver these services at or near the client's work site by opening, staffing and managing a clinic or pharmacy dedicated to the client and its employees, or remotely by using the Internet and our state-of-the-art Care Communication Center staffed with trained nurses and other healthcare professionals who are available 24 hours per day, 7 days per week. Our array of services provides each client with flexibility to meet its specific pharmacy, primary care, occupational health, corporate health, wellness, lifestyle management, or disease management needs.

         We provide services to approximately 150 clients, including automotive and automotive parts manufacturers, consumer products manufacturers, large financial institutions, health plans, integrated delivery networks, and third party administrators. These services include operating for certain of such clients approximately 168 on-site facilities in 32 states. Our client retention rate is high because we establish strong client relationships that are supported by the critical nature of our services, the benefits achieved by employer and employee constituents, and the utilization of multi-year service contracts.

Key Financial Trends and Analytical Points

         The following is a summary of key trends and analytical points affecting our business and, unless otherwise noted, reflects pro forma results of operations giving effect to the acquisition of CHD Meridian Healthcare as though the transaction had occurred on January 1, 2003:

         Business Integration. On March 19, 2004, we finalized the acquisition of CHD Meridian Healthcare and commenced reporting financial results that include CHD Meridian Healthcare operations as of April 1, 2004. Since that time, we have substantially completed the integration of the two companies' management teams and operations, as well as the finance and information technology functions. We are now focusing on integrating our population health and productivity management solutions with our on-site services, and reorganizing our sales and marketing efforts to deliver a wide range of value-added services to our clients.

         Revenue Restatement. On November 10, 2004, we amended the audited financial statements of CHD Meridian Healthcare and related notes for the year ended December 31, 2003 in our current report on Form 8-K/A, and our quarterly financial statements included on our quarterly reports on Form 10-QSB/A for the quarters ended March 31, 2004 and June 30, 2004. With these amendments, we are reporting our revenues net of all sales of pharmaceuticals offered at on-site pharmacies we operate for the benefit of our clients. In the past, we included in reported revenue a portion of such sales in arrangements where we maintained legal ownership of the pharmaceuticals. We believe that the current approach is more appropriate under applicable accounting literature. The discussion of financial results below is based on this revised approach. Comparable numbers for prior periods are reported in the above referenced current and quarterly reports.

         Revenue Trend. As a result of the CHD Meridian Healthcare acquisition, our revenue increased significantly from the nine-month period ended September 30, 2003 to the nine-month period ended September 30, 2004.

         On a pro forma basis, however, revenue growth was modest from the nine-month period ended September 30, 2003 to the nine-month period ended September 30, 2004. Although we added 17 new on-site facilities during the nine months ended September 30, 2004, we also closed 13 existing facilities during such period because of client bankruptcies or facility shutdowns. We expect, however, to implement 20 new on-sites facilities prior to March 31, 2005 with few, if any, closures. We believe that these new facilities will add approximately $7,000,000 in annualized revenue when fully operational, and therefore, we expect better revenue growth in coming periods than we experienced from the nine-month period ended September 30, 2003 to the nine-month period ended September 30, 2004. By contrast, our heath management products are experiencing only measured growth. We are continuing to de-emphasize software sales and traditional nurse call center business in favor of our health management solutions services launched in October 2003. We added approximately 41,000 lives under management during the first six months period ended June 30, 2004, and expect to add up to an additional 45,000 to 55,000 lives in the three months ended December 31, 2004. When fully implemented by June 30, 2005, we expect to have approximately 86,000 to 96,000 lives under management, with annualized revenue of approximately $5,000,000. These new products, however, are still in an early stage of development, and there can be no assurance that we will be successful in completing pending contracts or fully implementing the related services.

         Profitability. The pro forma gross profit contribution, which is net revenues less direct costs of operation, for our on-site services has shown growth from the nine month period ended September 30, 2003 to the nine month period ended September 30, 2004. Our gross profit margins for on-site services are stable because these services are well established and priced on a reimbursable cost model. The gross profit contribution from our population health management services is less predictable because we are continuing to develop and implement these services.

         Liquidity. Our on-site operations continue to generate positive cash flow. During the six months ended September 30, 2004, we invested substantially all of such free cash flow in developing and implementing our health management programs for existing customers. In coming periods, we expect to continue to invest free cash flow in developing and implementing our health management programs, but only to support continued revenue growth from such programs.

         Working Capital. At September 30, 2004, we had a working capital deficiency of $2,765,000. On October 27, 2004 we amended the terms of our senior credit facility. This amendment has substantially reduced our working capital deficiency. Please refer to "Liquidity and Capital Resources - Working Capital" section below for a further discussion.

         CHD Meridian Acquisition Earn-out. An aggregate of 3,859,200 shares of our common stock is in escrow. These shares will be released to former CHD Meridian Healthcare stockholders if CHD Meridian Healthcare, continuing its operations following the closing of the merger as our subsidiary, achieves agreed upon calendar 2004 milestones for earnings before interest, taxes, depreciation and amortization (or EBITDA). Based on CHD Meridian Healthcare's results of operations as of September 30, 2004, we believe that CHD Meridian Healthcare will achieve at least the minimum EBITDA target, which will result in 3,473,280 shares being released to former CHD Meridian Healthcare stockholders.

Results of Operations

         As noted above, we commenced reporting financial results that include CHD Meridian Healthcare operations beginning as of April 1, 2004, and consequently, our historic results from the periods prior to the second quarter ended June 30, 2004 only reflect the separate operations of I-trax. Accordingly, in addition to providing comparative analysis on a historical basis, we are also providing supplemental unaudited pro forma information that we believe is useful to understand how our results of operations have performed on a comparative basis as if the acquisition of CHD Meridian Healthcare occurred on January 1, 2003.

         Three Months ended September 30, 2004 (Actual) Compared to Three Months ended September 30, 2003 (Actual)

         Revenue for the three months ended September 30, 2004 was $24,136,000, an increase of $23,135,000 from $1,001,000 for the three months ended September 30, 2003. Of the total revenue for the three months ended September 30, 2004, $747,000 was from our personalized health management programs and $23,389,000 from our on-site facilities.

         Operating expenses, which represent our direct costs associated with the operation of our on-site and health management services, amounted to $18,816,000 for the three months ended September 30, 2004, an increase of $18,174,000 from $642,000 for the three months ended September 30, 2003.

         General and administrative expenses which represent our corporate costs, increased to $4,670,000 for the three months ended September 30, 2004 from $1,024,000 for the three months ended September 30, 2003. The increase of $3,646,000 is primarily attributable to an increase of $3,008,000 related to the CHD Meridian Healthcare acquisition, offset by a non-cash charge incurred during 2003 associated with issuing common stock, granting warrants and having certain shareholders contribute shares to an investor relations firm as consideration for services rendered.

         Depreciation and amortization expenses were $1,097,000 for the three months ended September 30, 2004, an increase of $657,000 as compared to $440,000 for the three months ended September 30, 2003. Approximately $435,000 of the increase relates to amortization for the intangibles recorded as part of the CHD Meridian transaction. The remaining increase relates to intangible assets acquired from CHD Meridian Healthcare.

         Interest expense for the three months ended September 30, 2004 was $124,000, representing a decrease of $824,000 or 87% from $948,000 for the three months ended September 30, 2003. For the three months ended September 30, 2004, interest expense includes interest payable under the credit facility. For the three months ended September 30, 2003, interest expense includes a charge of $517,000 attributable to the unamortized portion of the discount and beneficial conversion value associated with a convertible debenture.

         Amortization of financing costs for the three months ended September 30, 2004 was $13,000 representing a decrease of $44,000 or 77% from $57,000 for the three months ended September 30, 2003. As of September 30, 2004, these financing costs are fully amortized.

         Other income was $500,000 for the three months ended September 30, 2003. This consists of $500,000 of proceeds from a key-person life insurance policy.

         The provision for income taxes for the three months ended September 30, 2004 was $251,000, representing an increase of $251,000 from the three months ended September 30, 2003. This increase is related to certain state taxes for CHD Meridian operations.

         For the three months ended September 30, 2004, our net loss was $835,000, as compared to a net loss of $1,610,000 for the three months ended September 30, 2003.

         Nine Months ended September 30, 2004 (Actual) Compared to Nine Months ended September 30, 2003 (Actual)

         Revenue for the nine months ended September 30, 2004 was $49,968,000, an increase of $46,300,000 from $3,668,000 for the nine months ended September 30, 2003. Of the total revenue for the nine months ended September 30, 2004, $2,776,000 was from our personalized health management programs and $47,192,000 from our on-site facilities.

         Operating expenses, which represent our direct costs associated with the operation of our on-site and health management services, amounted to $38,631,000 for the nine months ended September 30, 2004, an increase of $37,125,000 from $1,506,000 for the nine months ended September 30, 2003.

         General and administrative expenses, which represent our corporate costs, increased to $11,342,000 for the nine months ended September 30, 2004 from $4,243,000 for the nine months ended September 30, 2003. The increase of $7,099,000 is primarily attributable to the addition of $6,366,000 related to the CHD Meridian Healthcare acquisition, and to an increase of $1,040,000 in salaries and wages expenses, offset by a non-cash charge incurred during 2003 associated with issuing common stock, granting warrants and having certain shareholders contribute shares to an investor relations firm as consideration for services rendered.

         Depreciation and amortization expenses were $2,889,000 for the nine months ended September 30, 2004, an increase of $1,571,000 as compared to $1,318,000 for the nine months ended September 30, 2003. Approximately $435,000 of the increase relates to amortization for the intangibles recorded as part of the CHD Meridian Healthcare acquisition. The remaining increase relates to intangible assets acquired from CHD Meridian Healthcare.

         Interest expense for the nine months ended September 30, 2004 was $900,000, representing a decrease of $1,022,000 from $1,922,000 for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, interest expense includes a charge of $573,000 attributable to the unamortized portion of the discount and beneficial conversion value associated with the convertible debenture and certain other promissory notes. The discount amount is expensed because the convertible debenture was converted into common stock and the promissory notes were repaid during March 2004. During the nine months ended September 30, 2003, interest expense includes a charge of $1,302,000 attributable to the unamortized portion of the discount and beneficial conversion value associated with a convertible debenture.

         Amortization of financing costs for the nine months ended September 30, 2004 was $60,000 representing a decrease of $235,000 or 80% from $295,000 for the nine months ended September 30, 2003. As of September 30, 2004, these financing costs are fully amortized.

         The provision for income taxes for the nine months ended September 30, 2004 was $251,000, representing an increase of $251,000 from the nine months ended September 30, 2003. This increase is related to certain state taxes for CHD Meridian operations.

         Other expense for the nine months ended September 30, 2004, represents a one-time non-cash charge of $350,000 associated with the warrants to acquire common stock issued in a private placement completed during October 2003. The charge represents the increase in the value of the common stock underlying the warrants until the effective time of a registration statement we filed with the Securities and Exchange Commission to register the underlying shares. The initial value of the warrants was recorded as a liability and any fluctuation in the value was passed through the statement of operations. Once the registration became effective, any balance in the liability account was reclassified to equity. The registration became effective during February 2004, and accordingly, we reclassified $3,110,000 of liability into equity. Other expense for the nine months ended September 30, 2003, reflects a charge of $200,000 in connection with the termination in January 2003 of our agreement to acquire DxCG, Inc., a Boston-based predictive modeling company. This sum was paid to DxCG following DxCG's termination of the merger agreement because certain conditions to closing, including third party financing for the cash portion of the purchase price, were not satisfied. It also includes $500,000 of proceeds from a key-person life insurance policy.

         For the nine months ended September 30, 2004, our net loss was $4,455,000, as compared to a net loss of $5,316,000 for the nine months ended September 30, 2003. The net loss for the nine months ended September 30, 2004, includes non-cash and merger related expenses of $1,755,000, comprised of: (1) $573,000 in non-cash interest expense attributable to the unamortized discount and beneficial conversion value of a previously outstanding convertible debenture and certain other promissory notes which were converted into common stock in March 2004; (2) $350,000 of non-cash charges related to an increase in the fair market value of common stock underlying warrants issued in a private placement completed during October 2003; and (3) $832,000 of merger related costs, which were included in general and administrative expense.

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

                                    Nine months           Nine months
                                       ended                 ended
                                   September 30,         September 30,
                                       2004                  2003
                                 ------------------    ------------------

       Net revenue                      73,322,000            73,018,000
                                 ------------------    ------------------

       Operating loss                   (1,453,000)           (1,070,000)
                                 ------------------    ------------------

       Net loss                         (3,166,000)           (4,253,000)
                                 ==================    ==================

       Loss per share                        (0.13)                (0.21)
                                 ==================    ==================

         Nine Months ended September 30, 2004 (pro forma) Compared to Nine Months ended September 30, 2003 (pro forma)

         Pro forma revenue for the nine months ended September 30, 2004 increased to $73,322,000, an increase of $304,000, from $73,018,000 for the nine months ended September 30, 2003. In accordance with management's expectations, our on-site revenue and personalized health management revenue increased from a combination of expansion of existing business and new sales growth. Technology revenue decreased as we continue to emphasize services over technology sales. We expect this trend to continue.

         Total costs and expenses include direct costs of our operations (operating expenses), corporate overhead (general and administrative expenses), and depreciation and amortization. Total costs and expenses for the nine months ended September 30, 2004 increased to $74,775,000, a $687,000 increase, from $74,088,000 reported for the nine months ended September 30, 2003 on a pro forma basis. The increase is primarily related to the incremental costs associated with new and expanded business discussed above offset by a slight reduction in general and administrative expenses. Depreciation and amortization decreased by $36,000 on a pro forma basis. In coming periods, we expect total costs and expenses to increase as our revenue increases.

         Interest expense and financing costs for the nine months ended September 30, 2004 decreased from the corresponding expenses for the nine months ended September 30, 2003 on a pro forma basis. During the nine months ended September 30, 2004 and September 30, 2003, the company recorded non-recurring charges to interest expense and other expenses in the amount of $923,000 and $1,002,000, respectively. We expect interest expense related to outstanding amounts due under the senior secured credit facility to increase in future periods.

         We record pass-through pharmaceutical purchases on a net basis. These purchases were $69,778,000 and $63,122,000 for the nine months ended September 30, 2004 and 2003, respectively.

         During the three months ended March 31, 2004, CHD Meridian Healthcare formed Green Hills Insurance, a Risk Retention Group, to self-insure a portion of the merged companies' professional and general liability insurance. Green Hills was capitalized with $2,000,000 in cash and a $1,000,000 letter of credit under our credit facility. Green Hills contributed an estimated $150,000 and $300,000 to our pre-tax profits in the three and nine month periods ended September 30, 2004, respectively. Green Hills' loss and loss adjustment reserves are adjusted monthly and represent management's best estimate of the ultimate net cost of all reported and unreported losses. Management's estimates are based on an independent actuarial report.

         Green Hills has permitted us to reduce our insurance costs, while maintaining our level of exposure as under our prior insurance strategy, which involved a self-insured retention of $500,000 per claim. We obtain excess insurance to mitigate risk in excess of Green Hills' policy limits. Nonetheless, we are now subject to the risks associated with any insurance business, which include investment risk relating to the performance of our invested assets set aside as reserves for future claims, the uncertainty of making actuarial estimates of projected future professional liability losses, and loss adjustment expenses. Failure to make an adequate return on our investments, to maintain the principal of invested funds, or to estimate future losses and loss adjustment expenses accurately, could cause us to sustain losses. Also, maintaining the insurance subsidiary has exposed us to substantial additional regulatory requirements, with attendant risks if we fail to comply with applicable regulations.



Liquidity and Capital Resources

         Working Capital

         As of September 30, 2004, we had a working capital deficiency of $2,765,000, an increase of $264,000 from a working capital deficiency of $2,501,000 as of June 30, 2004.

         On October 27, 2004, we amended our credit facility with our senior secured lender. The amendment: (1) increased the funded indebtedness to EBITDA ratio and the fixed charge coverage ratio; (2) moved the first measurement date for the consolidated net worth covenant to December 31, 2005, and restated the covenant as a maintenance of minimum stockholders' equity at 90% of the level as of December 31, 2005; (3) excluded the outstanding letters of credit from the credit facility borrowing base through January 1, 2006; and (4) converted amounts outstanding under the term loan commitment of the credit facility into the revolving credit commitment, and eliminated the term loan commitment. We continue to have access to $14,000,000 under the credit facility, of which $3,000,000 is currently allocated to outstanding letters of credit and up to $11,000,000 is available under the revolving portion.

         The amendment strengthened our cash position by providing us access to the full amount available under the credit facility and by excluding outstanding letters of credit from the credit facility's borrowing base through January 1, 2006. Consequently, we believe that amounts available under the credit facility, together with cash flow from operations, are sufficient to meet our operating needs through December 31, 2004.

         Sources and Uses of Cash

         Cash provided by operations was $350,000 for the nine months ended September 30, 2004. A portion of the cash used for operations is the result of an increase in accounts receivable from the CHD Meridian Healthcare acquisition and billings on the implementation costs of new clients. Other current assets also increased due to additional carrying balances in prepaid insurance. Finally, accrued expenses increased because the higher carrying amount of accrued payroll and vacation.

         In connection with the CHD Meridian Healthcare merger, we received funds from selling 1,000,000 shares of Series A Convertible Preferred Stock for $25,000,000, before commission expenses and other transaction costs, which amounted to approximately $1,490,000 in the aggregate. We also received funds from borrowings of $12,000,000 from our new senior secured credit facility with a national lender. These funds were primarily used to fund $30,508,000 required for the cash portion of the CHD Meridian Healthcare acquisition, including the $5,000,000 redemption of Series A Convertible Preferred Stock issued directly to the CHD Meridian Healthcare stockholders and for working capital.

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

         Revenue Recognition

         Service Revenue - On-site Facilities. We generate revenue from contractual client obligations for occupational health, primary care, pharmacy and corporate health services rendered on either a fixed fee or a cost-plus arrangement. For fixed fee contracts, revenues are recorded on a straight-line basis as services are rendered. For cost-plus contracts, revenues are recorded as costs are incurred with the management fee component recorded as earned based on the method of calculation stipulated in the client contracts.

         Revenue is recorded at estimated net amounts to be received from customers for services rendered. The allowance for doubtful accounts represents management's estimate of potential credit issues associated with amounts due from customers.

         We record pass-through pharmaceutical purchases on a net basis in accordance with EITF Issue No. 99-19, "Reporting Gross Revenue as a Principal vs. Net as an Agent." Under our pharmacy arrangements, we provide pharmaceuticals to a client as a component of our pharmacy agreement, which typically requires us to staff and operate a pharmacy for the sole benefit of the client's employees and, in certain instances, dependents and retirees.

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

         Service Revenue - Personalized Health Management Programs. We recognize service revenue as services are rendered. We contract with our customers to provide services for a monthly fee based on the number of employees, members or covered lives, a per-call charge to our Care Communication Center, or a combination of both.

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

         From time to time we enter into risk-sharing contracts. A risk-sharing contract generally requires us to manage the health and wellness of a predetermined set of individuals for a term of three to five years. A risk-sharing contract may also provide that we are required to refund to our client a percentage of our fees if our program does not save the client a stipulated percentage of the client's healthcare costs. We did not generate material risk revenue that may be subject to a refund during the quarter or nine months ended September 30, 2004.

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

         We recognize revenue for maintenance services ratably over the contract term. Our training and consulting services are billed based on hourly rates, and we generally recognize revenue as these services are performed. However, upon execution of a contract, we determine whether any services included within the arrangement require us to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests. If these services are included as part of an arrangement, we recognize the fee using the percentage of completion method. We determine the percentage of completion based on our estimate of costs incurred to date compared with the total costs budgeted to complete the project.

Material Equity Transactions

         During the nine months ended September 30, 2004, we executed equity transactions with unrelated parties in connection with the CHD Meridian Healthcare merger and related financing. We believe that we have valued all such transactions pursuant to the various accounting rules and that they ultimately represent the economic substance of each transaction. Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Sources and Uses of Cash" and Part II, "Item 2 - Changes in Securities and Small Business Issuer's Purchases of Securities."

Item 3.  Controls and Procedures

         Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2004, which is the end of the period covered by this quarterly report on Form 10-QSB. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our controls and procedures are effective.

         There were no changes that occurred during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Other than as described in Note 7 - Commitments and Contingencies to the condensed consolidated financial statements, there have been no material developments in any reported legal proceedings.

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

Item 2.   Changes in Securities and Small Business Issuer's Purchases of
          Securities

Issuance of Unregistered Securities

         Effective July 30, 2004, an investor and former executive, exercised warrants to purchase an aggregate of 361,500 shares of our common stock at exercise prices of $.75 to $2.50. In lieu of paying the exercise price in cash, such investor used the warrants' cashless exercise feature, such that the investor received 201,597 shares of our common stock and surrendered to us for cancellation 160,103 shares of our common stock. The investor is an accredited investor. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act.

Item 6.  Exhibits

      10.1 Lease Agreement made as on August 12, 2004 by and between Henderson Birmingham Associates and I-trax Health Management Solutions, Inc.

      10.2 Guarantee and Suretyship Agreement made as on August 12, 2004 by I-trax, Inc. for the benefit of Henderson Birmingham Associates.

      10.3     Amended and Restated 2001 Equity Compensation Plan.

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


                                  I-TRAX, INC.

Date: November 12, 2004                         By: /s/  Frank A. Martin
                                                    ----------------------------
                                                Name:   Frank A. Martin
                                                Title:  Chief Executive Officer