Form 10QSB/A
period 2004-09-30
I TRAX INC
filed 2004-12-16
CIK 1110189

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


                         Commission File Number: 001-31584



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

                                EXPLANATORY NOTE

         This amendment amends I-trax, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004 filed with the Securities and Exchange Commission on November 15, 2004. The purpose of this amendment is to amend the following:

         o Disclosure of number of shares of common stock issuable upon exercise of options, warrants and convertible preferred stock excluded from the diluted loss per share computation presented in Note 2 of the notes to I-trax's condensed consolidated financial statements (unaudited);

         o Disclosure of options granted during the three month period ended September 30, 2004 presented in Note 8 of the notes to I-trax's condensed consolidated financial statements (unaudited); and

         o Supplemental disclosure of pro forma net loss per share under SFAS No. 123 presented in Note 8 of the notes to I-trax's condensed consolidated financial statements (unaudited).

         The Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004 filed with the Securities and Exchange Commission on November 15, 2004 reflected grants of options to acquire an aggregate of 1,742,000 shares of I-trax common stock during the three month period ended September 30, 2004. Following consultation with its professional advisors, I-trax has concluded that these options were not validly granted, and therefore not outstanding, because, among other reasons, the grants were not made in compliance with I-trax's 2001 Equity Compensation Plan and applicable Internal Revenue Code regulations. I-trax expects its Board of Directors to validly grant these options as soon as reasonably practicable on terms approved by the Board.

         Except as described above, no other changes have been made to I-trax's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004 filed on November 15, 2004.

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


Loss per common share is computed pursuant to SFAS No. 128, "Earnings Per Share." Basic loss per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock. As of September 30, 2004 and 2003, 17,168,561 and 5,809,093 shares issuable upon exercise of options, warrants and convertible preferred stock, respectively, were excluded from the diluted loss per share computation because their effect would be anti-dilutive.

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

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8--STOCKHOLDERS' EQUITY (continued)

Stock Options

The table below summarizes the activity in the Company's stock option plans for the nine months ended September 30, 2004:





                                                                           Non-Plan
                                                    Non-Qualified         Non-Qualified
                             Incentive Options         Options              Options                Total
   ------------------------ -------------------- ------------------- ------------------- -------------------
   Outstanding as of
   January 1, 2004                      652,941             795,973             669,000           2,117,914
   Granted                               70,921                  --                  --              70,921
   Exercised                                 --                  --                  --                  --
   Forfeited/Expired                         --             (30,000)                 --             (30,000)
                            -------------------- ------------------- ------------------- -------------------
   Outstanding as of
   March 31, 2004                       723,862             765,973             669,000           2,158,835
                            -------------------- ------------------- ------------------- -------------------
   Granted                                   --                  --                  --                  --
   Exercised                                 --                  --                  --                  --
   Forfeited/Expired                    (95,875)                 --                  --             (95,875)
                            -------------------- ------------------- ------------------- -------------------
   Outstanding as of June
   30, 2004                             627,987             765,973             669,000           2,062,960
                            -------------------- ------------------- ------------------- -------------------
   Granted                                   --                  --                  --                  --
   Exercised                                 --                  --                  --                  --
   Forfeited/Expired                    (14,291)                 --           (175,002)            (189,293)
                            -------------------- ------------------- ------------------- -------------------
   Outstanding as of
   September 30, 2004                   613,696             765,973             493,998           1,873,667
                            ==================== =================== =================== ===================
   Vesting Dates:
         December 31, 2004               10,530              31,083               6,666              48,279
         December 31, 2005              102,448              82,665              26,668             211,781
         December 31, 2006               54,175              50,004                  --             104,179
         December 31, 2007                5,191                  --                  --               5,191
         December 31, 2008                   --                  --              20,000              20,000
                Thereafter                   --                  --                  --                  --




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

                          I-TRAX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8--STOCKHOLDERS' EQUITY (continued)

Had the Company determined compensation expense based on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company's net loss per share would have been increased to the following pro forma amounts:




                                      For the three        For the three         For the nine         For the nine
                                      months ended          months ended         months ended         months ended
                                      September 30,        September 30,        September 30,        September 30,
                                          2004                  2003                 2004                 2003
                                    ------------------    -----------------    -----------------    -----------------

Net loss as reported                     $   (835,000)       $  (1,610,000)       $  (4,455,000)       $  (5,316,000)

Add back intrinsic value of the                    -                    -                    -
options issued to employee and
charged to operations                              -                    -                    -                24,000


Deduct stock based employee
compensation expense determined
under fair value based methods
for all awards                               (160,000)            (817,000)            (578,000)          (2,953,000)
                                    ------------------    -----------------    -----------------    -----------------

Pro forma net loss                       $   (995,000)       $  (2,427,000)       $  (5,033,000)       $  (8,245,000)
                                    ==================    =================    =================    =================

Basic and diluted net loss per
share as reported                        $      (0.06)       $       (0.14)       $       (1.00)       $       (0.53)
                                    ==================    =================    =================    =================

Pro forma basic and diluted net
loss per share                           $      (0.06)       $       (0.22)       $       (1.02)       $       (0.82)
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

PART II. OTHER INFORMATION



Item 6.  Exhibits



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


                                  I-TRAX, INC.


Date: December 15, 2004                         By: /s/  Frank A. Martin
                                                    ----------------------------
                                                Name:   Frank A. Martin
                                                Title:  Chief Executive Officer