Form 10KSB
period 2004-12-31
I TRAX INC
filed 2005-03-30
CIK 1110189

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

[ ]	TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-31584

I-TRAX, INC.
------------------------------------------
(Name of small business issuer in its charter)

Delaware	23-3057155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Hillman Drive, Suite 130 Chadds Ford, Pennsylvania	19317
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (610) 459-2405

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year: $76,402,000.

The aggregate market value of the voting common stock held by non-affiliates computed with reference to the price at which the stock was sold on March 14, 2005 on the American Stock Exchange was $42,496,000. As of March 14, 2004, the number of outstanding shares of common stock, par value $.001 per share, was 30,241,903.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the issuer’s definitive proxy statement for its 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

ii

PART I

Item 1. Description of Business

This report includes and incorporates forward-looking statements. Other than statements of historical facts, all statements included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included or incorporated in this report, particularly under the heading “Risk Factors” beginning on page 7, that we believe could cause actual results or events to differ materially from those stated in or implied by the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

Our Business

I-trax is an integrated health and productivity management company formed by the merger on March 19, 2004 of I-trax, Inc. and Meridian Occupational Healthcare Associates, Inc., which does business as CHD Meridian Healthcare. Accordingly, this Annual Report on Form 10-KSB describes the business of the merged companies. For accounting purposes, the consolidation of results of operations of the two constituent companies was effective April 1, 2004. As a result, our consolidated results of operations for the year ended December 31, 2004 include the operations of CHD Meridian Healthcare only from April 1, 2004 until December 31, 2004.

We offer two categories of services that can be integrated or blended as necessary or appropriate based on each client’s needs. The first category includes on-site health related services such as occupational health, primary care, corporate health, and pharmacy, which were historically offered by CHD Meridian Healthcare. We believe we are the nation’s largest provider of on-site corporate health management services. The second category includes personalized health management programs, which were historically offered by I-trax.

Our services are designed to allow employers to contract directly for a wide range of employee healthcare needs. We can deliver these services at or near the client’s work site by opening, staffing and managing a clinic or pharmacy dedicated to the client and its employees, or remotely by using the Internet and our state-of-the-art Care Communication Center staffed with trained nurses and other healthcare professionals who are available 24 hours per day, 7 days per week. Our array of services provides each client with flexibility to meet its specific pharmacy, primary care, occupational health, corporate health, wellness, lifestyle management or disease management needs.

As of December 31, 2004, we were providing services to approximately 131 clients, including automotive and automotive parts manufacturers, consumer products manufacturers, large financial institutions, health plans, integrated delivery networks, and third party administrators. For 82 of such clients, we operated 177 on-site facilities in 30 states, and for 49 of such clients, we provided a variety of health management programs. Our client retention rate is high due to strong client relationships that are supported by the critical nature of our services, the benefits achieved by employer and employee constituents, and the utilization of multi-year service contracts. Because some of our on-site clients contract with us to provide multiple facilities at a single client site, as of December 31, 2004, we were operating at 161 client sites.

Our Services

Occupational Health Services

We provide professional staffing and management of on-site health facilities that address the occupational health, workers’ compensation injuries, and minor illnesses of an employer’s workforce. These programs are designed to operate across the entire array of occupational health regulatory environments and emphasize work-related injury cost-reduction, treatment, medical surveillance or testing, disability management, case management, return-to-work coordination, medical community relations or oversight, on-site physical therapy and injury prevention, and ergonomic assessment and intervention. Our health programs are intended to improve compliance with treatment protocols and drug formularies, enhance employee productivity, and allow for greater employer control of occupational health costs. At December 31, 2004, we were operating 78 occupational health facilities.

Primary Care Services

We operate employer-sponsored on-site health centers designed to integrate with the employer’s existing healthcare plans. In such arrangements, employers contract with us directly for primary care health services and in the process regain control of costs, quality and access. Generally, each of our health centers services a single employer and offers health management programs addressing the primary care needs of the employee base, including optometry services and prevention and disease management programs. Clients may combine our health centers with a dedicated pharmacy. We also offer customized solutions in network management and absence management, including non-work related case management and disability management. Our physicians, nurses, and other staff are dedicated to the customer’s employee population, allowing employees, retirees, and their dependents to receive cost-effective, high quality, accessible and convenient care. At December 31, 2004, we were operating 21 primary care centers.

Pharmacy Services

We operate employer-sponsored on-site pharmacies that offer prescription services exclusively to the client’s covered population. A client may also combine our pharmacy with a dedicated primary care center. By leveraging prescription volume across our client base and procuring pharmaceuticals as a captive class of trade, we purchase products at considerable savings for our clients, thus significantly and positively affecting what we understand is one of our clients’ fastest-growing healthcare cost categories. Our pharmacy services also use sophisticated information technologies. These technologies may be integrated with each client’s existing pharmacy management programs and plans, and improve employees’ prescription fulfillment convenience. At December 31, 2004, we were operating 27 pharmacies.

Corporate Health Services

We offer custom designed workplace programs that combine preventative care, occupational health, medical surveillance and testing, travel medicine and health education to non-industrial clients that do not experience significant physical injury rates, but nonetheless maintain large workforces with general and specialized medical needs. Clients for which we provide corporate health services include financial service, advertising and consulting firms. At December 31, 2004, we were operating 51 corporate healthcare facilities.

Personalized Health Management Programs

Our personalized health management programs are designed to deliver lifestyle and wellness management, and disease and risk reduction interventions to a client’s entire population across multiple locations, irrespective of population size. Using predictive science, proprietary computer software, clinical expertise, and personal care coordination, we enable our clients to provide their employees and dependents with a more cohesive and efficient system of healthcare. We use a unified data platform to allow all caregivers to share records, thus enabling our clients to provide effective coordination of care. We believe that by facilitating real-time secure communications between our client, the patient, the doctor, the care coordinator and the insurer, our health management solutions reduce costs and enable improved delivery of care.

Predictive Science. Our programs incorporate predictive science to analyze our client’s medical claims and pharmacy and clinical data to predict future healthcare costs, which of those costs are avoidable, the health conditions that will drive those costs, and the people within our client’s populations who are at risk for those conditions. Armed with this information, we tailor our programs to help the client achieve better care, savings and other desired results.

Technology Solutions. Our technology utilizes a single data platform—Medicive® Medical Enterprise Data System—a proprietary software architecture developed to collect, store, sort, retrieve and analyze a broad range of information used in the healthcare industry. Our web accessible software includes portals for key stakeholders in the care delivery process—consumers, physicians and care managers—and permits real-time sharing of information and supports the adherence to our health and disease intervention programs.

Interventions and Clinical Expertise. Our programs include personalized health and disease interventions for individuals who suffer from, or are at high risk for, active or chronic disease and tailored programs for individuals who are at low risk. Depending on the individual’s level of risk, our custom-tailored interventions include self-help programs available through the web or person-assisted programs administered through our Care Communication Center. All interventions include lifestyle and risk reduction programs that follow evidence-based clinical guidelines to optimize health, fitness, productivity, and quality of life.

Care Communication Resources. Our care communication resources include trained nurses and other healthcare professionals available 24 hours per day, 7 days per week. Through these resources, we make targeted interventions to achieve the goals of our programs. These resources help each member or employee of our client make informed decisions about his or her health. They also provide ongoing support for those with chronic diseases. Our demand management and nurse triage services incorporate nationally recognized, evidence-based clinical guidelines to increase compliance by caregivers and consumers with best practices.

Our Client Contracts

Our client contracts for on-site clinics and pharmacies are typically for an initial term of three to five years and renew automatically in the absence of notice to the contrary. Under these contracts, we typically provide services to our clients’ employees, dependents and retirees, although arrangements vary depending on the contract. We charge these clients for our services on a “cost plus” and “fixed fee” basis to provide care to these individuals.

Similar to contracts for on-site clinics and pharmacies, contracts covering our personalized health management programs are typically for an initial term of three to five years and renew automatically in the absence of notice to the contrary. Under these contracts, we typically charge our clients a per member or per employee per month fee, which increases with a corresponding increase in the level of service we provide. Basic personalized health management programs provide inbound telephone access to a nurse or healthcare professional for triage or health information, 24 hours per day, 7 days per week, for employees, health plan members and, in many instances, dependents. Enhanced programs, which we introduced in October 2003, provide inbound and outbound contacts by telephone, mail and e-mail and electronic health information and tools. Some clients also engage us to provide to their members, employees and dependents custom disease management programs to target individuals with a specific disease or who are at high risk for a specific disease. We charge additional fees for individuals that elect to enroll in our disease management programs. Some of our personalized health management contracts also allow risk-sharing. These contracts provide for an incentive payment and/or fee credit if we exceed or fail to achieve, as appropriate, a targeted percentage reduction in our client’s healthcare costs.

Our Strategy

Our business strategy is to improve the health status of employee populations and manage the claim trend experienced by employers and employees, self-insured employers and government agencies. These groups often seek programs that promote health, manage disease and disability, and complement existing health initiatives and benefits. Self-insured employers and government agencies invest in such health programs because they reduce later need for critical care and related costs, increase productivity, reduce absenteeism, improve health status of both active employees and retirees, and reduce overall costs.

We believe that our programs offer a complete solution to meet this need. We service each segment of a self-insured employer’s population to achieve the desired clinical and financial outcomes. Our on-site programs reduce healthcare costs of the populations that use our facilities. Complementing those services, our personalized health management programs improve the health of each client’s entire population, achieving the same result. We believe that the combination of our on-site services and personalized health management solutions responds to a specific and frequent request of large employers for a comprehensive range of health management services. We also offer our on-site clients the value-added benefit of our personalized health management programs.

Finally, our programs offer our clients multiple services and price entry points to meet their budgets and specific needs. We believe that this available menu of services helps shorten our sales cycle and provides us with an opportunity to build a more comprehensive program as the relationship grows with each client over time.

Corporate History

I-trax was incorporated in Delaware on September 15, 2000 at the direction of the Board of Directors of I-trax Health Management Solutions, Inc., I-trax’s then parent company. On February 5, 2001, I-trax became the holding company of I-trax Health Management at the closing of a reorganization pursuant to Section 251(g) of Delaware General Corporation Law. At the effective time of the reorganization, all of the stockholders of I-trax Health Management became the stockholders of I-trax and I-trax Health Management became a wholly owned subsidiary of I-trax. Further, all outstanding shares of I-trax Health Management were converted into shares of I-trax in a non-taxable transaction.

The holding company structure has allowed us greater flexibility in our operations and expansion and diversification plans, including in the acquisitions of Meridian Occupational Healthcare Associates, Inc. and WellComm Group, Inc.

I-trax acquired WellComm effective February 6, 2002. In the acquisition, we paid the WellComm stockholders approximately $2,200,000 in cash and 1,488,000 shares of our common stock. We also issued to each of two senior officers of WellComm options to acquire 56,000 shares of our common stock at a nominal exercise price. Because the acquisition was structured as a merger, we also assumed all of WellComm’s liabilities, which equaled approximately $775,000.

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

We acquired CHD Meridian Healthcare on March 19, 2004. Under the merger agreement, we delivered to CHD Meridian Healthcare stockholders 10,000,000 shares of I-trax common stock, 400,000 shares of I-trax Series A Convertible Preferred Stock, each of which is convertible into 10 shares of I-trax common stock, and paid $25,508,000 in cash. I-trax obtained the cash portion of the merger consideration by selling 1,000,000 shares of Series A Convertible Preferred Stock at a purchase price of $25.00 per share for gross proceeds of $25,000,000, and by borrowing $12,000,000 on a new senior secured credit facility from a national lender.

In the merger, I-trax assumed all of CHD Meridian Healthcare’s liabilities, which equaled approximately $21,505,000.

Immediately following the closing of the merger, I-trax redeemed from former CHD Meridian Healthcare stockholders that participated in the merger, pro rata, an aggregate of 200,000 shares of Series A Convertible Preferred Stock at their original issue price of $25.00 per share.

Pursuant to the merger agreement, I-trax placed an aggregate of 3,859,200 shares of common stock in escrow for issuance to former CHD Meridian Healthcare stockholders subject to CHD Meridian Healthcare’s achieving calendar 2004 milestones for earnings before interest, taxes, depreciation and amortization, or EBITDA. If the EBITDA milestones are met, the shares must be delivered on the earlier of (1) two business days following the date on which I-trax files this Annual Report on Form 10-KSB with the Securities and Exchange Commission, or SEC, or (2) April 30, 2005. As of December 31, 2004, CHD Meridian Healthcare achieved EBITDA in excess of $9,000,000, which will result in all 3,859,200 shares being released to former CHD Meridian Healthcare stockholders upon the filing of this report with the SEC.

Finally, under the merger agreement and the related financing documents, we registered for resale the shares of common stock issued in the merger and issuable upon conversion of shares of Series A Convertible Preferred Stock issued in the merger and in the related financing.

Competition

Numerous companies are currently delivering one or several components of our services, including disease management companies, health insurers and plans, Internet health information companies and pharmacy benefit management companies, among others.

Many of these companies are larger than we are and have greater resources, including access to capital, than we do. We believe, however, that our corporate health management services are unique. We also believe that our broad expertise in establishing and managing employer-dedicated pharmacies and clinics, our software applications and our expertise in designing and deploying scalable software applications allow us to compete effectively against these larger competitors. We consider the following types of companies to compete with us in providing similar products and services:

•	On-site healthcare providers, such as Comprehensive Health Services, MedCor and Whole Health Management.

•	Disease management and care enhancement companies, such as American Healthways, Lifemasters, Matria, Allere, SHPS, Inc., CorSolutions Medical, and Future Health.

•	Health-related, online services or web sites targeted at consumers, such as careenhance.com, drweil.com, healthcentral.com, intelihealth.com, mayoclinic.com, thriveonline.com, webmd.com and wellmed.

•	Hospitals, HMOs, pharmaceutical companies, managed care organizations, insurance companies, other healthcare providers and payors that offer disease management solutions.

•	Pharmacy benefit management companies, such as Caremark Rx and Drugmax, and national pharmacy chains, such as Walgreens.

•	Regional occupational health clinics and providers.

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

Research and Development

We conduct research and development related to our information technology to ensure that it continues to meet the needs of our clients and fit the changing work environment and clinical landscape of our clients and the industry as a whole. We invested approximately $1,238,000 and $1,750,000 in software development in 2003 and 2004, respectively. These amounts were capitalized. The majority of these amounts was attributable to the completion of MedWizard® health assessment tools, and Health-e-Coordinator™ and CarePrime® applications. We expect to continue to invest in research and software development for the foreseeable future, including to add functionality to the MyFamilyMD™ application by adding MedWizard® tools, to CarePrime®, which interacts with the MyFamilyMD™ application and its MedWizard® tools, and to Health-e-Coordinator™ software by adding additional health and productivity capabilities.

Employees

We believe our success depends to a significant extent on our ability to attract, motivate and retain highly skilled, vision-oriented management and employees. To this end, we focus on incentive programs for our employees and endeavor to create a corporate culture that is challenging, professionally rewarding and team-oriented. As of December 31, 2004, we had 982 full-time, 126 part-time, 568 nurses on an “as needed” basis, and 26 temporary employees.

Risk Factors

In addition to other information in this Annual Report, you should carefully consider the following risks and the other information in evaluating I-trax and its business. Our business, financial condition and results of operations could be materially and adversely affected by each of these risks.

Risks Related to Our Company

If we are not able to implement our business strategy of deploying our integrated services effectively to existing and new clients, we will not be able to grow our revenue.

Although we believe that there is significant demand for our services and products in the corporate healthcare market, there are many reasons why we may be unable to execute our business strategy, including our possible inability to:

•	deploy our integrated services and solutions on a large scale;

•	attract a sufficiently large number of self-insured employers to subscribe for our services and software applications;

•	increase awareness of our brand;

•	strengthen user loyalty;

•	develop and improve our services and solutions;

•	continue to develop and upgrade our services and software solutions; and

•	attract, retain and motivate qualified personnel.

Our inability to achieve the above goals could adversely affect our revenue.

Our credit facility contains certain covenants and financial tests that limit the way we conduct business.

Our senior secured credit facility contains certain covenants and financial tests that limit the way we conduct business. Financial tests include a covenant measuring the ratio of our funded indebtedness to EBITDA, the ratio of our funded indebtedness to capitalization, and our fixed charges coverage ratio. The covenants measuring the ratio of our funded indebtedness to EBITDA and our fixed charges coverage ratio become more restrictive, or step down, in 2005. In addition, the consolidated net worth covenant requires us to maintain our stockholders’ equity at 90% of the level as of December 31, 2005. Other covenants restrict our ability to incur certain debt and complete mergers and dispose of assets without our senior creditor’s consent.

We were not in compliance with certain financial tests as of June 30, 2004 and amended the credit facility to address non-compliance on August 12, 2004. We subsequently amended the credit facility again on October 27, 2004. As of December 31, 2004, we are in compliance with all covenants. At December 31, 2004, $8,308,000 is outstanding, $3,000,000 is allocated to outstanding letters of credit and $2,692,000 is available under our credit facility. Please see Note 5 - Long Term Debt to our consolidated financial statements for further information on our credit facility.

The covenants and financial tests in the credit facility may prevent us from accessing working capital, competing effectively or taking advantage of new business opportunities. If we cannot comply with these covenants or meet these ratios and other tests, it could result in a default under our credit facility. Unless we are able to negotiate an amendment, forbearance or waiver, we may be required to repay all amounts then outstanding, which could have a material adverse effect on our business, results of operations and financial condition.

Borrowings under our credit facility also are secured by liens on substantially all of our assets and the assets of our subsidiaries. If we are in default under one of these credit facilities, our secured creditor could foreclose upon all or substantially all of our assets and the assets of our subsidiaries. We cannot assure you that we will generate sufficient cash flow to repay our indebtedness, and we further cannot assure you that, if the need arises, we will be able to obtain additional financing or to refinance our indebtedness on terms acceptable to us, if at all. Any such failure to obtain financing could have a material adverse effect on our business, results of operations and financial condition.

We have a history of net losses and may incur a net loss in 2005.

Although we earned a net profit in the quarter ended December 31, 2004, we do not expect to earn a net profit in any quarter of 2005 because we expect to invest a substantial portion of available cash flow in further development and enhancement of our integrated on-site and health management solutions. Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Trends and Analytical Points - Liquidity and Capital Resources for a discussion of our growth strategy.

We may require additional capital to implement our growth strategy.

We may require additional funds to continue development of our business, including by acquisition. We expect to obtain these funds from operating activities and, as necessary, financing activities. Financing activities may include equity or debt financings, which could dilute stockholder ownership in the business. We cannot provide assurance that additional funding will be available on acceptable terms, if at all. If adequate funds are not available, we may have to delay our growth strategy or scale-back or eliminate certain operations. Therefore, if we are unable to obtain adequate funds, we may suffer an adverse impact on our business, financial condition and results of operations.

Increasing competition for contracts to establish and manage employer-dedicated pharmacies and clinics increases the likelihood that we may lose business to our competitors.

CHD Meridian Healthcare pioneered the field of employer-dedicated pharmacies and primary care clinics. Although CHD Meridian Healthcare has always faced competition from other methods by which business enterprises can arrange and pay for healthcare services for their employees, until recently we rarely experienced face-to-face bidding for a contract to manage a particular employer’s pharmacy or clinic. We have recently begun to see direct competition for employer-dedicated pharmacy management contracts, including from much larger and better capitalized competitors. We expect this competition will increase over time. Although we believe that we have certain advantages in facing such competition, including our experience and know-how, some of our competitors and potential competitors, including prescription benefit management companies, with revenues in the multiple billions of dollars, are substantially larger than we are. We believe that the potential market for employer-dedicated pharmacies is large enough for us to meet our growth plans despite increasing competition, but there are no assurances that we will in fact be able to do so.

Our ability to maintain existing clients, expand services to existing clients, add new clients so as to meet our growth objectives, and maintain attractive pricing for our services, will depend on the interplay among overall growth in the use of employer-dedicated facilities, entry of new competitors into our business, and our success or failure in maintaining our market position in relation to these new entrants.

In addition to this increasing head-to-head competition for contracts to establish and manage employer-dedicated facilities, we expect to continue to face competition for large employers’ healthcare budgets from other kinds of enterprises, including health insurers, managed health care plans, and retail pharmacy chains.

Loss of advantageous pharmaceutical pricing could adversely affect our income and the value we provide to our clients.

We receive favorable pricing from pharmaceutical manufacturers as a result of our class of trade designation, which means that we only sell pharmaceutical products to our clients’ employees, dependents and retirees. We also receive rebates from pharmaceutical manufacturers for driving market share to preferred products. The benefit of favorable pricing is generally passed on to our clients under the terms of client contracts. In the last few years, retail pharmacies have brought legal cases against pharmaceutical manufacturers challenging class of trade designations as unlawful price discrimination under the Robinson-Patman Act. Although these challenges have generally failed, there remains a possibility that we could lose the benefit of this favorable pricing, either due to a legal challenge or to a change in policies of the pharmaceutical manufacturers. Such a loss would diminish the value that we can provide to our clients and, therefore, make our services less attractive. We also receive volume performance incentives from our pharmaceutical wholesaler which directly affect our revenue, the loss of which could adversely affect our income.

Our business involves exposure to professional liability claims, and a failure to manage effectively our professional liability risks could expose us to unexpected expenses, thus resulting in losses.

Under the terms of our contracts to manage employer sponsored clinics or pharmacies, we must procure professional liability insurance covering the operations of such facilities. We also typically agree to indemnify our clients against professional liability claims arising out of acts or omissions of healthcare providers working at the clinics and pharmacies we manage. Further, under the terms of our services agreements with affiliated professional corporations, we are contractually obligated to procure malpractice insurance on behalf of the professional corporations and their employed physicians and typically absorb such claims as are subject to the policy self-insured retention limit (which is explained below) or above the policy limit. Finally, there also exists the possibility that we may be subject to professional liability claims even though neither we nor our healthcare providers were directly responsible for the injury. As a result of these contractual arrangements, we routinely incur expenses arising out of professional liability claims. If we fail to manage the professional liability claims and associated risk effectively, we may sustain financial losses.

Although we maintain professional liability insurance with respect to such claims, our professional liability insurance policies are written on a “claims-made” basis, meaning that they cover only claims made during the policy period, and not events that occur during the policy period but result in a claim after the expiration of the policy. With this insurance strategy, we must renew or replace coverage each year to have coverage for prior years’ operations. Availability and cost of such coverage are subject to market conditions, which can fluctuate significantly.

Certain of our past professional liability insurance policy years were insured by two insurance companies that are now either insolvent or under regulatory supervision. As a result, we are partially uninsured for those periods. We have established reserves in connection with the six pending claims from such policy years. Although we believe such reserves are reasonable based on our historic loss experience, there is no assurance that these reserves will be sufficient to pay all judgments or settlements which may result from such claims.

Our professional liability insurance for the period May 1, 2003 to April 30, 2004 provided for self-insured retention of $500,000. A self-insured retention is the amount that we have agreed to assume responsibility for under our insurance policy as if we are the insurer subject to the terms of the policy and related regulatory scheme. This means that we are partially uninsured against a variety of claims that may arise from this policy year.

We have reserved for projected future professional liability expenses based on actuarial estimates of potential losses that may emerge in the future as a result of past operations. These reserves, however, could prove inadequate, as the size of our ultimate uninsured liability could exceed our established reserves and we could sustain losses in excess of our reserves.

Since May 1, 2004 we have purchased primary professional liability insurance from a captive insurance subsidiary, Green Hills Insurance Company, Inc., or GHIC, and excess coverage from third-party insurers. GHIC maintains separate reserves based on actuarial estimates of potential losses up to the policy limits. However, there can be no assurance that these reserves will be sufficient to meet potential losses and we could be required to meet losses or loss adjustment expenses out of other resources.

Our subsidiary insurance company, GHIC, subjects us to additional regulatory requirements and to risks associated with the insurance business.

Operating an insurance subsidiary represents additional risk to our operations, including a potential perception among our existing and potential clients that we are not adequately insured. We have hired a manager and have engaged an actuarial consulting firm for the insurance subsidiary. We are subject to the risks associated with any insurance business, which include investment risk relating to the performance of our invested assets set aside as reserves for future claims, the uncertainty of making actuarial estimates of projected future professional liability losses, and loss adjustment expenses. Failure to make an adequate return on our investments, to maintain the principal of invested funds, or to estimate future losses and loss adjustment expenses accurately, could cause asserted and unasserted claims to exceed our reserves causing us to sustain losses. Also, maintaining the insurance subsidiary has exposed us to substantial additional regulatory requirements, with attendant risks if we fail to comply with applicable regulations.

We may be unable to integrate successfully our operations and realize the full cost savings we anticipate from the merger.

The merger of CHD Meridian Healthcare and I-trax involves the integration of two companies that have previously operated independently and focused on different delivery methods within the corporate health management solutions market. The difficulties of combining the merged companies’ operations include:

•	integrating complementary businesses under centralized management efficiently;

•	coordinating geographically separated organizations;

•	integrating personnel with diverse business backgrounds; and

•	combining different corporate cultures.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of I-trax or CHD Meridian Healthcare’s businesses or the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of the merged companies’ operations could have an adverse effect on the business, results of operations or financial condition of the merged companies.

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

If our clients do not provide us with accurate data, or if we do not process such data accurately, we may not be able to fulfill our client contracts.

Implementation and delivery of our personalized health management programs is highly dependent on data about individuals supplied to us by our clients, and on our information technology systems that process such data upon receipt. If we do not receive timely and accurate data from our clients, or if our information technology systems do not process such data accurately, we may not be able to fulfill our client contracts, which could have a material adverse effect on our business, results of operations and financial condition.

We may be sued and incur losses if we provide inaccurate health information on our website or inadvertently disclose confidential health information to unauthorized users.

Because users of our website will access health content and services relating to a medical condition they may have or our content they may distribute to others, third parties may sue us for defamation, negligence, copyright or trademark infringement, personal injury or other matters. We could also become liable if confidential information is disclosed inappropriately. These types of claims have been brought, sometimes successfully, against online services in the past. Others could also sue us for the content and services that will be accessible from our website through links to other websites or through content and materials that may be posted by our users in chat rooms or bulletin boards. Any such liability will have a material adverse effect on our reputation and our business, results of operations or financial position.

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

Our business greatly depends on, among others, Frank A. Martin, chairman and director, Haywood D. Cochrane, Jr., vice chairman and director, and Dixon Thayer, chief executive officer and director, and David R. Bock, senior vice president and chief financial officer. If we cannot retain any one of these individuals, we will lose employees with considerable operational experience and knowledge of our business, which could significantly reduce our ability to compete and succeed in the future.

We maintain employment agreements with Messrs. Martin, Cochrane, Thayer and Bock. In December 2004, Mr. Martin’s employment agreement renewed for a one year term ending December 2005. In January 2005, Mr. Cochrane’s agreement renewed for a one year term ending January 2006. In February 2005, we entered into an employment agreement with Mr. Thayer for an initial term of three years. And in November 2004, we entered into an employment agreement with Mr. Bock for an initial term of three years. Each employment agreement may be terminated by us with or without cause and by the applicable executive with or without good reason. We maintain a $5,000,000 key-man life insurance policy on Mr. Martin.

Our future success also depends on our ability to attract, retain and motivate highly skilled employees. As we secure new contracts and implement our services and products, we will need to hire additional personnel in all operational areas. We may be unable, however, to attract, assimilate or retain such highly qualified personnel. Although we have not experienced such difficulties in the recent past, we may do so in the future, especially if labor markets continue to tighten. If we cannot attract new personnel or retain and motivate current personnel, the service level we provide to our clients may suffer, which may cause us to lose clients and revenue.

Our sales cycle is long and complex, which may slow our growth.

The corporate health management business is growing rapidly and has many providers. Further, although each provider may define its service as corporate health management, the services offered by different providers are often quite different. Because the services offered are complex and require clients to incur significant upfront costs, and because service offerings vary significantly by vendor, potential clients take a long time to evaluate and purchase such services. Further, the sales and implementation process for our services is lengthy, involving a significant technical evaluation and requiring our clients to commit time and other resources. Finally, the sale and implementation of our services are subject to delays due to our clients’ internal budgets and procedures for approving large capital expenditures and deploying new services and software applications within their organizations. The sales cycle for our services, therefore, is unpredictable and has generally ranged from 3 to 24 months from initial contact to contract signing. The time needed for implementation of our services is also difficult to predict, lasting as long as 18 months from contract execution to the commencement of operations. During the sales cycle and the implementation period, we may expend substantial time, effort and money preparing contract proposals, negotiating the contract and implementing the solution without receiving any related revenue.

Deterioration of the financial health of our clients, many of which are large U.S. manufacturing enterprises, may impair our business volume and collections.

An adverse trend in one or more U.S. manufacturing industries could lead to plant closings or layoffs that could eliminate or reduce the need for some of our employer-dedicated healthcare facilities. Because of the risks associated with client insolvency, and the concentration of CHD Meridian Healthcare’s client base, our business is to some extent dependent on the continued health of U.S. manufacturing industries.

 Also, if our client becomes insolvent, we may not be able to recover outstanding accounts receivable owed by that client, and may suffer premature contract termination.

For example, Bethlehem Steel and National Steel were two clients for which we managed several facilities when these clients became debtors in Federal bankruptcy proceedings. Their financial difficulties resulted in problems in our collecting amounts due to us, and generated claims against us of approximately $1,000,000 in the aggregate for repayment of allegedly preferential transfers previously received by us. We have settled approximately half of such claims for significantly less than the amounts originally demanded.

Moreover, because our professional liability insurance is written on a “claims-made” basis, we are protected from malpractice claims only if the company that insured us at the time of the alleged “occurrence” is the same company at the time the claim is filed. To continue coverage in such circumstances, we must obtain “tail” insurance coverage or continue to purchase insurance written on a “claims made” basis. We typically charge our clients for tail insurance coverage when the contract terminates. If a client is insolvent when the contract terminates, however, we may not be able to recoup the cost of tail insurance coverage, or other costs related to that facility’s shutdown.

We are dependent on software technologies and are therefore subject to frequent change and risks associated with Internet viruses and outages, which could destroy the information we maintain or prevent our clients from accessing important information.

Our web-based software applications that form the backbone of our personalized health management programs depend on the continuous, reliable and secure operation of Internet servers and related hardware and software. Viruses and outages on the Internet could cause outages of our applications from time to time. To the extent that our services are interrupted, our users will be inconvenienced and our reputation may be diminished. If access to our system becomes unavailable at a critical time, users could allege we are liable, which could depress our stock price, cause significant negative publicity, and possibly lead to litigation. Although our computer and communications hardware is protected by physical and software safeguards, it is still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. We do not have 100% redundancy for all of our computer and telecommunications facilities. Consequently, a catastrophic event could have a significant negative effect on our business, results of operations, and financial condition.

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

We are dependent on our ability to deploy and implement our software technologies efficiently.

Our personalized health management programs are dependent on efficient deployment, implementation, and scalability of our software technology. To date, we have implemented our software technology for relatively few clients. We must continue to develop our software technology to provide the scalability and new functionality necessary to accommodate the greater number of clients we expect. If we fail to respond to these requirements, our ability to process new business could be slowed, which ultimately could have a material adverse effect on our business, results of operations and financial condition.

We may be unable to compete successfully against companies offering services similar to ours, which will impair our revenue growth.

Many healthcare companies are offering on-site services and disease management and wellness solutions. Further, a vast number of Internet sites offer healthcare content, products and services. In addition, traditional healthcare providers compete for consumers’ attention both through traditional means as well as through new Internet initiatives. Although we believe our services are unique and better than our competitors’, we compete for customers with numerous other businesses.

We believe our competitors include the following:

•	Disease management and care enhancement companies, such as American Healthways, LifeMasters, Matria Healthcare, CorSolutions, SHPS, Inc., and Health Dialog.

•	Wellness companies, such as StayWell, HealthMedia, Harris Health Trends, and Impact Health.

•	On-site healthcare providers, such as Comprehensive Health Services, MedCor and Whole Health Management.

•	Pharmacy benefit management companies, such as Caremark and Express Scripts and Drugmax, and national pharmacy chains such as Walgreens.

•	Regional occupational health clinics and providers.

Many of these potential competitors are likely to enjoy substantial competitive advantages compared to us, including:

•	greater name recognition and larger marketing budgets and resources;

•	larger customer and user bases;

•	larger production and technical staffs;

•	substantially greater financial, technical and other resources; and

•	a wider array of online products and services.

To be competitive, we must continue to enhance our products and services as well as our sales and marketing channels. If we do not, we will not be able to grow our revenue.

If other companies develop intellectual property identical or similar to ours, we will lose what we believe to be our competitive advantage.

Our intellectual property is important to our business. We rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property. Our efforts to protect our intellectual property may not be adequate. Our competitors may independently develop similar technology or duplicate our products or services. Unauthorized parties may infringe upon or misappropriate our products, services or proprietary information. In addition, the laws of some foreign countries do not protect proprietary rights as well as the laws of the U.S., and the global nature of the Internet makes it difficult to control the ultimate destination of our products and services. In the future, litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation would probably be time-consuming and costly. We could be subject to intellectual property infringement claims as the number of our competitors grows and the content and functionality of software applications and services overlap with competitive offerings. Defending against these claims, even if not meritorious, could divert our attention from operating our company. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial damage award and forced to develop noninfringing technology, obtain a license or cease selling the applications that contain the infringing technology. We may be unable to develop noninfringing technology or obtain a license on commercially reasonable terms, or at all. We also intend to rely on a variety of technologies that we will license from third parties, including any database and Internet server software, which will be used to operate our applications. These third-party licenses may not be available to us on commercially reasonable terms. The loss of or inability to obtain and maintain any of these licenses could delay the introduction of enhancements to our software applications, interactive tools and other features until equivalent technology could be licensed or developed. Any such delays could materially and adversely affect our business, results of operations and financial condition.

The loss of a major client will significantly reduce our revenue.

For the year ended December 31, 2004, we had two clients that accounted for 13% and 10% of our revenue. We anticipate that our results of operations in any given period will continue to be influenced to a certain extent by a relatively small number of clients. Accordingly, if we were to lose the business of such a client, our results of operations could be materially and adversely affected.

Risks Related to Our Industry

The healthcare industry is subject to general cost pressures that could reduce our revenue and gross margins.

The healthcare industry is currently under pressure by governmental and private-sector revenue sources to cut costs. These pressures will continue and possibly intensify. Although we believe that our services and software applications assist public health agencies, hospitals, health plans and self-insured employers to control the high costs associated with treating patients, the pressures to reduce costs immediately may hinder our ability (or increase the length of time we require) to obtain new contracts. In addition, the focus on cost reduction may pressure our customers to restructure contracts and reduce our fees.

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

There are judicial and statutory prohibitions on the corporate practice of medicine, which vary from state to state. The corporate practice of medicine doctrine prohibits a corporation, other than a professional corporation, from practicing medicine or employing physicians. Some states also prohibit a non-physician from splitting or sharing fees charged by a physician for medical services. The services we provide include establishing and managing medical clinics. Most physician services at clinics we manage are provided by physicians who are employees of professional corporations with which we contract to provide non-professional services such as purchasing equipment and supplies, patient scheduling, billing, collection, accounting, and computer services. The professional corporations control hiring and supervise physicians and all medical functions. We have option agreements with the physician-owners of these affiliated professional corporations that entitle us to require the physician-owners to sell the stock of the professional corporations to any licensed physician we designate. This structure is intended to permit consolidation of the professional corporations’ financial statements with ours, while maintaining sufficient separation to comply with the corporate practice of medicine doctrine and with fee-splitting and fee-sharing prohibitions. Although we do not believe that this structure violates the corporate practice of medicine doctrine or fee-splitting or fee-sharing prohibitions, such a claim may be successfully asserted against us in any jurisdiction, which may subject us to civil and criminal penalties, or we could be required to restructure our contractual arrangements with clients. Any restructuring of contractual arrangements could result in lower revenues, increased expenses and reduced influence over the business decisions of those operations. Alternatively, some existing CHD Meridian Healthcare contracts could be found to be illegal and unenforceable, which could result in their termination and an associated loss of revenue, or inability to enforce valuable provisions of those contracts.

We have custody of confidential patient records and if we fail to comply with regulations applicable to maintaining such records we may be fined or sued.

Our personnel who staff our on-site pharmacies and clinics have custody of confidential patient records. Also, the computer servers we use to store our software applications and deliver our health management solutions also contain confidential health risk assessments completed by employees, patients and beneficiaries of our clients. In our capacity as a covered entity or as a business associate of a covered entity, we and the records we hold are subject to a rule entitled Privacy of Individually Identifiable Health Information, or Privacy Rule, promulgated by the U.S. Department of Health and Human Services under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and also to any state laws that may have more stringent privacy requirements. We attempt to protect the privacy and security of confidential patient information in accordance with applicable law. We could, however, face claims of violation of the Privacy Rule, invasion of privacy or similar claims, if our patient records or computer servers were compromised, or if our interpretation of the applicable privacy requirements, many of which are complex, were incorrect or allegedly incorrect, or if we failed to maintain a sufficiently effective compliance program. Such security failures could also cause significant negative publicity, depress our stock price and lead to litigation.

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

In recent years, various government entities have actively investigated potential violations of fraud and abuse statutes and regulations by healthcare providers and by pharmaceutical manufacturers. The fraud and abuse provisions of the Social Security Act provide civil and criminal penalties and potential exclusion from the Medicare and Medicaid programs for persons or businesses who offer, pay, solicit or receive remuneration in order to induce referrals of patients covered by Federal healthcare programs (which include Medicare, Medicaid, TriCare and other Federally funded health programs). Although our services and those of our affiliated professional corporations are generally paid for by employer clients, we bill the Medicare and Medicaid programs and private insurance companies, as agent of our affiliated professional corporations, to recover reimbursable amounts that offset the healthcare costs borne by our clients. We are therefore subject to various regulations under the Medicare and Medicaid programs, including fraud and abuse prohibitions. We believe that we are compliant with these requirements, but could face claims of non-compliance if our interpretations of the applicable requirements, many of which are complex, were incorrect or allegedly incorrect, or if we fail to maintain a sufficiently effective compliance program.

The professionals who staff our affiliated professional corporations as well as those we employ are subject to state and Federal licensure requirements and if we fail to comply with such licensure requirements, we may be scrutinized by regulatory agencies and fined.

The doctors, nurses and other healthcare professionals who staff our affiliated professional corporations, the nurses who staff our care communication centers, and the pharmacists and other healthcare professionals who staff our on-site pharmacies and clinics, are subject to individual licensing requirements. All of our healthcare professionals and facilities subject to such licensing requirements are licensed in the state in which they are physically present. Multiple state licensing requirements for healthcare professionals who provide services telephonically over state lines may require us to license some of our healthcare professionals in more than one state. We continually monitor the developments in telemedicine. There is no assurance, however, that new judicial decisions or Federal or state legislation or regulations would not increase the requirement for multi-state licensing of all central operating unit call center health professionals, which would increase our administrative costs. Further, in the event a state regulatory agency alleges that we do not comply with relevant licensing requirements, we may be subject to fines and administrative action.

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

We do not know how this law will affect our business. Subsidies for employers providing retiree drug benefits will decrease the costs to those employers of providing such benefits, and therefore, may increase the number of employers willing to provide retiree drug benefits, which would positively affect our business. On the other hand, employers that now offer prescription drug benefits may decide no longer to do so, on the basis that their retirees now will be able to obtain such benefits on their own through Medicare. In that case, such employers would have less need for employer-dedicated pharmacies of the kinds that we establish and manage, which would adversely affect our business.

Risks Related to Investment in Our Stock

The price of our common stock is volatile and investors may lose money if they invest in our stock.

Our stock price has been and we believe will continue to be volatile. For example, from March 1, 2003 through March 14, 2005, the per share price of our stock has fluctuated from a high of $5.70 to a low of $1.15. The stock’s volatility may be influenced by the market’s perceptions of the healthcare sector in general, or other companies believed to be similar to us or by the market’s perception of our operations and future prospects. Many of these perceptions are beyond our control. In addition, our stock is not heavily traded and, therefore, the ability to achieve relatively quick liquidity without a negative impact on our stock price is limited.

Shares reserved for future issuance upon the conversion of outstanding shares of Series A Convertible Preferred Stock and upon the exercise of issued options and warrants will cause dilution.

As of March 14, 2004, 10,582,833 shares of our common stock were reserved for issuance upon conversion of outstanding shares of Series A Convertible Preferred Stock and 5,107,673 shares of our common stock were reserved for issuance upon the exercise of our outstanding warrants and options. In addition, outstanding shares of our Series A Convertible Preferred Stock accrue dividends at the rate of 8% per year, which may be payable in common stock when shares of our Series A Convertible Preferred Stock are converted. As of December 31, 2004, such accrued dividends were approximately $1,683,000. If such dividends were converted into common stock at $1.89, the closing price of our common stock on December 31, 2004, we would issue approximately 890,500 additional shares of common stock on account of such interest. Our stockholders, therefore, would experience dilution of their investment upon conversion or exercise, as applicable, of these securities.

Provisions of our certificate of incorporation could impede a takeover of our company, even though a takeover may benefit our stockholders, or delay or prevent a change in management.

Our board of directors has the authority, without further action by the stockholders, to issue from time to time, shares of preferred stock in one or more classes or series, and to fix the rights and preferences of such preferred stock, subject, however, to the limitations contained in the certificate of designations filed with respect to our Series A Convertible Preferred Stock. We are subject to provisions of Delaware corporate law which, subject to certain exceptions, prohibit us from engaging in any “business combination” with a person who, together with affiliates and associates, owns 15% or more of our common stock (referred to as an interested stockholder) for a period of three years following the date that such person became an interested stockholder, unless the business combination is approved in a prescribed manner.

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

Item 2. Description of Properties

Leases

Certain of our executive, administrative and sales offices are located in Chadds Ford, Pennsylvania, where we lease approximately 10,100 square feet of office space pursuant to a lease expiring in December 2009 at a current base rate of $217,000. The property is in good condition.

Certain of our executive, administrative and sales offices are located in Nashville, Tennessee, where we lease approximately 25,000 square feet of office space pursuant to a lease expiring in November 2009 at a current base annual rate of $642,000. The property is in good condition.

Our Care Communication Center is located in Omaha, Nebraska, where we lease approximately 6,200 square feet of office space pursuant to a lease expiring in May 2007, at a current base annual rate of $56,000. The property is in good condition.

Certain of our executive and administrative offices are located in Latham, New York, where we lease approximately 5,000 square feet of office space pursuant to a lease expiring in August 2005 at a current base annual rate of $77,000. We do not expect to renew the lease. The property is in good condition.

Certain of our executive and administrative offices are located in New York, New York, where we lease approximately 5,000 square feet of office space pursuant to a lease expiring in April 2007 at a current base annual rate of $101,000. The property is in good condition.

Certain of our executive, administrative and sales offices were located in Philadelphia, Pennsylvania, where we lease approximately 4,700 square feet of office space pursuant to a lease expiring in June 2005 with remaining lease payments of approximately $72,000. We do not expect to renew the lease. The property is in good condition.

We maintain offices in Springfield, Ohio, where we lease approximately 2,400 square feet of office space pursuant to a lease expiring in August 2005 at a current base annual rate of $30,000. Our clients reimburse us the rent owed under this lease. The property is in good condition.

We maintain offices in Elko, Nevada, where we lease approximately 10,000 square feet of office space pursuant to a lease expiring in March 2005 at a current base annual rate of $150,000. We expect the lease to be renewed. Our clients reimburse us the rent owed under this lease. The property is in good condition.

We maintain offices in Winnemucca, Nevada, where we lease approximately 6,000 square feet of office space pursuant to a lease which expired in January 2005 at a current base annual rate of $79,000. Our clients reimburse us the rent owed under this lease. We expect the lease to be renewed during the year. The property is in good condition.

Real Estate Investments

We do not invest in real estate, real estate mortgages or securities of entities primarily engaged in real estate activities.

Item3.	Legal Proceedings

CHD Meridian Healthcare is a defendant in a lawsuit seeking a return of approximately $556,000 in payments CHD Meridian Healthcare received in the ordinary course of business from a client that filed for protection under bankruptcy laws during 2003. Management believes that such amounts were not preferential payments and not subject to repayment. The outcome of this lawsuit cannot be determined. In October 2004, a pair of lawsuits failed by a separate plaintiff seeking recovery of approximately $475,000 as preference payments was settled for substantially less than the demand amount.

We are also involved in certain legal actions and claims on a variety of matters related to the normal course of our business. After consultation with legal counsel, management expects these matters will be resolved without any material adverse effect on our consolidated financial position or results of operations. Further, any estimated losses have been adequately provided in other accrued liabilities to the extent probable and reasonably estimable. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in circumstances relating to these procedures.

Item 4.	Submissions of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2004.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market For Our Common Stock

Our common stock trades on the American Stock Exchange under the symbol “DMX.” Prior to January 15, 2003, our common stock was quoted on the Over-the-Counter Bulletin Board under the symbol “IMTX” and “ITRX.” The following table sets forth the high and low closing prices for our common stock for the periods indicated as reported on Yahoo!® Finance. All closing prices have been adjusted to reflect a 1-for-5 reverse stock split effected as of close of business on January 3, 2003.

	High	Low
2004
Fourth Quarter	$2.75	$1.29
Third Quarter	$4.26	$2.60
Second Quarter	$5.60	$3.29
First Quarter	$5.70	$3.91

2003
Fourth Quarter	$4.49	$2.60
Third Quarter	$3.79	$2.60
Second Quarter	$3.00	$1.51
First Quarter	$5.00	$1.37

As of March 14, 2005, there were approximately 437 registered holders of our common stock and approximately 64 registered holders of our Series A Convertible Preferred Stock. On March 14, 2005, the last reported sales price of our common stock was $1.48.

Dividend Policy

We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future.

Our Series A Convertible Preferred Stock accrues dividends on the original issue price at the rate of 8% per annum. The dividends are payable upon conversion of Series A Convertible Preferred Stock into common stock in additional shares of common stock or, subject to the consent of our senior secured lender, in cash.

Recent Sales of Unregistered Securities

Effective November 1, 2004, we issued to our senior secured creditor a warrant to purchase 100,000 shares of our common stock at an exercise price of $.01 per share in consideration of an amendment to our credit facility. The amendment was reported on a current report on Form 8-K filed on October 29, 2004. The warrant expires on December 31, 2014. We capitalized the fair value of the warrants, $210,000, as debt issuance costs in connection with the issuance of this warrant. The senior secured creditor is an accredited investor. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchases

None.

Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of I-trax, Inc. and its subsidiaries should be reviewed in conjunction with our audited financial statements and related notes for the fiscal years ended December 31, 2004 and 2003, appearing in this Annual Report on Form 10-KSB.

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

Our Business

I-trax is an integrated health and productivity management company formed by the merger on March 19, 2004 of I-trax, Inc. and Meridian Occupational Healthcare Associates, Inc., which did business as CHD Meridian Healthcare. CHD Meridian Healthcare, LLC has conducted CHD Meridian Healthcare’s operations since the merger. For accounting purposes, the consolidation of results of operations of the two constituent companies was effective April 1, 2004. As a result, our consolidated results of operations for the year ended December 31, 2004 include the operations of CHD Meridian Healthcare only from April 1, 2004 until December 31, 2004.

We offer two categories of services that can be integrated or blended as necessary or appropriate based on each client’s needs. The first category includes on-site health related services - occupational health, primary care, corporate health, and pharmacy - which were historically offered by CHD Meridian Healthcare. We believe we are the nation’s largest provider of on-site corporate health management services. The second category includes personalized health management programs, which were historically offered by I-trax.

Our services are designed to allow employers to contract directly for a wide range of employee healthcare needs. We can deliver these services at or near the client’s work site by opening, staffing and managing a clinic or pharmacy dedicated to the client and its employees, or remotely by using the Internet and our nurses and other healthcare professionals who are available 24 hours per day, 7 days per week via our specialized healthcare call center operations. Our array of services provides each client with flexibility to meet its specific pharmacy, primary care, occupational health, corporate health, wellness, lifestyle management, or disease management needs.

At December 31, 2004, we were providing services to approximately 131 clients, including automotive and automotive parts manufacturers, consumer products manufacturers, large financial institutions, health plans, integrated delivery networks, and third party administrators. For 82 of such clients, we operated 177 on-site facilities in 30 states and for 49 of such clients, we provided a variety of health management programs. Our client retention rate is high due to strong client relationships that are supported by the critical nature of our services, the benefits achieved by employer and employee constituents, and the utilization of multi-year service contracts. . Because some of our on-site clients contract with us to provide multiple facilities at a single client site, as of December 31, 2004, we were operating at 161 client sites.

Key Financial Trends and Analytical Points

The following is a summary of key trends and analytical points affecting our business and, unless otherwise noted, reflects pro forma results of operations giving effect to the acquisition of CHD Meridian Healthcare as though the transaction had occurred on January 1, 2003:

Business Integration. On March 19, 2004, we finalized the acquisition of CHD Meridian Healthcare and as of April 1, 2004, commenced reporting financial results that include CHD Meridian Healthcare operations. Since that time, we have substantially completed the integration of the two companies’ management teams and operations, as well as the finance, information technology and sales and marketing functions. We are now focusing on integrating our on-site and health management solutions clinical programs, expanding our health and productivity services, leveraging our technology and customer relationships and strengthening our sales and marketing efforts to deliver a wide range of value-added services to our clients. We have added capacity while reducing fixed costs by outsourcing certain call center services, and we continue to partner with vendors of complementary products and services. We are taking steps to increase our pharmacy programs, including mail order delivery and pharmacy benefit management services. We are also evaluating opportunities to acquire complementary businesses, especially in health and productivity management.

Revenue Recognition. We report our revenue net of all sales of pharmaceuticals offered at on-site pharmacies that we operate for the benefit of our clients. We believe that this approach is the most appropriate under applicable accounting literature. However, we earn certain performance incentives from our distributors based on the aggregate volume of our pharmaceutical purchases. These performance incentives have a positive impact on our profitability and enable us to offer lower management fees to our on-site pharmacy clients. Our pharmaceutical purchases were $93,766,000 and $86,254,000 for the years ended December 31, 2004 and 2003, respectively.

In the past, we included in reported revenue a portion of pharmaceuticals sales in contracts where we agreed to maintain legal ownership of the pharmaceuticals for regulatory purposes, but on November 10, 2004, we amended the audited financial statements of CHD Meridian Healthcare and related notes for the year ended December 31, 2003 in our current report on Form 8-K/A, and our quarterly financial statements included on our quarterly reports on Form 10-QSB/A for the quarters ended March 31, 2004 and June 30, 2004. Comparable numbers for prior periods are set out in those reports.

Revenue Trend. On a pro forma basis, on-site revenue increased by $2,068,000 from $93,994,000 for the year ended December 31, 2003 to $96,062,000 for the year ended December 31, 2004. Revenue from new and existing clients increased by more than $7,000,000 during the year ended December 31, 2004; however, we lost approximately $5,200,000 in revenue due to bankruptcy of a major client, facility closures by certain other clients and, in the case of one significant contract renewal, our decision not to match an unacceptably low fee from a competitor. During the quarter ended December 31, 2004, we won and began implementing new business that we expect will produce more than $7,000,000 in additional revenue during the year ending December 31, 2005. Overall, based on current contract negotiations and other new business prospects, we expect to increase our revenue during the year ending December 31, 2005 by approximately $10,000,000 compared to year ended December 31, 2004.

Health management solutions revenue for the year ended December 31, 2004 increased to $3,195,000 from $2,613,000 for the year ended December 31, 2003, excluding technology license revenue of $500,000 and $1,576,000, respectively. We continue to develop new health and productivity products and services, which we are marketing as stand-alone products and as integrated products with our on-site services to existing on-site clients and to prospective new customers. We are increasingly focusing on customized solutions based on the specific health and productivity issues that individual clients are facing, rather than pre-defined products, and we are using our predictive modeling tools as part of an increasingly consultative selling process. Our health management solutions differentiate us from other on-site providers and have contributed to our recent success in winning new on-site business. We expect to continue to grow our stand-alone health management solutions revenue during the year ending December 31, 2005, and to fully integrate our telehealth services with our on-site programs. We continue to de-emphasize software sales and some aspects of our traditional nurse call center business.

Profitability. Consolidated pro forma gross profit contribution, that is net revenue less direct costs of operation, for our on-site services was $23,227,000 for the year ended December 31, 2004 compared to $21,027,000 for the year ended December 31, 2003, or 24% and 22% of net revenue, respectively. The gross profit contribution from our health management solutions declined in the year ended December 31, 2004 to $351,000 from $1,816,000 for the year ended December 31, 2003, reflecting increased spending on new product development, technology and marketing. Our goal is to achieve significantly higher net margins on our health management services than we currently earn on our on-site services, and to use such services to improve the profitability of our on-site business. The substantial reduction in our net loss in the year ended December 31, 2004 compared to the year ended December 31, 2003 stems from our ability to leverage corporate overheads in our on-site services.

Working Capital and Liquidity.  At December 31, 2004, we had working capital of $26,000, compared to a working capital deficiency of $2,765,000 as of September 30, 2004. This improvement resulted in part from amendments to several key terms of our senior credit facility on October 27, 2004. Under our senior credit facility available cash balances are automatically applied against the outstanding revolving credit balance. Consequently, we maintain very small working cash balances on our consolidated balance sheet, and our liquidity requirements are met by continuing access to our revolving credit facility. At December 31, 2004, we had an additional $2,692,000 available under the credit facility.

For the full year ended December 31, 2004, we had negative operating cash flow of $862,000, reflecting our continued investment in health and productivity programs and content, data integration capabilities, integrated care management software, as well as initial implementation costs associated with the launch of new products. For the nine months ended December 31, 2004, cash flow from operations improved to $894,000, as compared to negative cash flow from operations of $1,759,000 for the three months ended March 31, 2004. During the nine months ended December 31, 2004, we also reduced the balance outstanding under our senior credit facility by $3,692,000.

In 2005, we expect to invest a substantial portion of available cash flow to expand our on-site operations, substantially complete our data integration and care management tools, and further develop our integrated on-site and health management programs and content.

CHD Meridian Healthcare Acquisition Earn-out. Pursuant to the merger agreement between I-trax and CHD Meridian Healthcare, an aggregate of 3,859,200 shares of our common stock is in escrow for issuance to former CHD Meridian Healthcare stockholders subject to CHD Meridian Healthcare achieving calendar 2004 milestones for earnings before interest, taxes, depreciation and amortization, or EBITDA. If the EBITDA milestones are met, the shares are to be delivered on the earlier of (1) two business days following the date on which we file this Annual Report on Form 10-KSB with the SEC or (2) April 30, 2005. As of December 31, 2004, CHD Meridian Healthcare achieved EBITDA in excess of $9,000,000 which will result in all 3,859,200 shares being released to former CHD Meridian Healthcare stockholders.

Results of Operations

As noted above, we commenced reporting financial results that include CHD Meridian Healthcare operations beginning as of April 1, 2004, and consequently, our historic results from the periods prior to the second quarter ended June 30, 2004 only reflect the separate operations of I-trax. Accordingly, in addition to providing comparative analysis on a historical basis, we are also providing supplemental unaudited pro forma information that we believe is useful to understand how our results of operations have performed on a comparative basis as if the acquisition of CHD Meridian Healthcare had occurred on January 1, 2003.

Year Ended December 31, 2004 (Actual) Compared to Year Ended December 31, 2003 (Actual)

Revenue for the year ended December 31, 2004 was $76,402,000, an increase of $72,213,000 from $4,189,000 for the year ended December 31, 2003. Of the total revenue for the year ended December 31, 2004, $3,695,000 was from our personalized health management programs and $72,707,000 from our on-site facilities. The substantial increase was the result of the CHD Meridian Healthcare acquisition.

Operating expenses, which represent our direct costs associated with the operation of our on-site and health management services, amounted to $58,151,000 for the year ended December 31, 2004, an increase of $55,778,000 from $2,373,000 for the year ended December 31, 2003. The substantial increase was the result of the CHD Meridian Healthcare acquisition.

General and administrative expenses, which represent our corporate costs, increased to $16,585,000 for the year ended December 31, 2004 from $5,429,000 for the year ended December 31, 2003. The increase of $11,156,000 is primarily attributable to the addition of $10,199,000 related to the CHD Meridian Healthcare acquisition, and to an increase of $1,371,000 in salaries and wages expenses, including $832,000 of transaction related compensation costs associated with the merger offset by a reduction in non-cash charges associated with issuing common stock, granting warrants and having certain shareholders contribute shares to an investor relations firm as consideration for services rendered.

Depreciation and amortization expenses were $3,866,000 for the year ended December 31, 2004, an increase of $2,164,000 as compared to $1,702,000 for the year ended December 31, 2003. This increase is largely attributable to an increase in amortization expense of $1,403,000 for the intangibles recorded as part of the CHD Meridian Healthcare acquisition.

Interest expense for the year ended December 31, 2004 was $1,002,000, representing a decrease of $1,403,000 from $2,405,000 for the year ended December 31, 2003. For the year ended December 31, 2004, interest expense includes a charge of $573,000 attributable to the unamortized portion of the discount and beneficial conversion value associated with the convertible debenture and certain other promissory notes. The discount amount is expensed because the convertible debenture was converted into common stock and the promissory notes were repaid during March 2004. During the year ended December 31, 2003, interest expense includes charges of $1,881,000 related to the debenture and warrants issued to Palladin Opportunity Fund LLC.

Amortization of financing costs for the year ended December 31, 2004 was $132,000, representing a decrease of $205,000 from $337,000 for the year ended December 31, 2003. During the year ended December 31, 2004, we recorded financing costs related to obtaining and amending our senior credit facility. As of December 31, 2004, the remaining unamortized financing costs are approximately $412,000.

The provision for income taxes for the year ended December 31, 2004 was $253,000, representing an increase of $253,000 from the year ended December 31, 2003. This increase is related to certain state taxes for CHD Meridian Healthcare operations.

     Other expense for the year ended December 31, 2004, represents a one-time non-cash charge of $350,000 associated with the fair value of certain warrants. The related charge for the year ended December 31, 2003 was $301,000. These charges represent the increase in the fair value of the common stock underlying warrants between the date on which the warrants were granted and the date on which the registration statement covering the resale of such common stock was declared effective by the SEC. Other expenses for the year ended December 31, 2003 also reflect a charge of $200,000 in connection with the termination in January 2003 of our agreement to acquire DxCG, Inc., a Boston-based predictive modeling company. This sum was paid to DxCG following DxCG’s termination of the merger agreement because certain conditions to closing, including third party financing for the cash portion of the purchase price, were not satisfied. It also includes $500,000 of proceeds from a key-person life insurance policy.

For the year ended December 31, 2004, our net loss was $3,937,000, as compared to a net loss of $8,059,000 for the year ended December 31, 2003. The net loss for the year ended December 31, 2004, includes non-cash and merger related expenses of $1,755,000, comprised of: (1) $573,000 in non-cash interest expense attributable to the unamortized discount and beneficial conversion value of a previously outstanding convertible debenture and certain other promissory notes which were converted into common stock in March 2004; (2) $350,000 of non-cash charges related to an increase in the fair market value of common stock underlying warrants issued in a private placement completed during October 2003; and (3) $832,000 of transaction related compensation costs, which were included in general and administrative expense.

Year Ended December 31, 2004 (Pro Forma) Compared to Year Ended December 31, 2003 (Pro Forma)

The following are our unaudited pro forma results of operations giving effect to the acquisition of CHD Meridian Healthcare as though the transaction had occurred on January 1, 2003. The results exclude transaction costs of $1,938,000 and transaction related compensation costs of $832,000 included in CHD Meridian Healthcare’s and our statements of operations, respectively. The pro forma results also include adjustments to amortization expense associated with the intangibles acquired and interest expense related to the new credit facility.

	2004	2003

Net revenue	$99,757,000	$98,183,000

Operating loss	(758,000)	(2,494,000)

Net loss	(2,646,000)	(6,210,000)

Loss per share	$(0.11)	$(0.30)

On a pro forma basis, on-site revenue increased by $2,068,000 from $93,994,000 for the ended December 31, 2003 to $96,062,000 for the year ended December 31, 2004. Revenue from new or existing clients increased by more than $7,000,000 during the year ended December 31, 2004; however, we lost approximately $5,200,000 in revenue due to bankruptcy of a major client, facility closures by certain other clients and, in the case of one significant contract renewal, our decision not to match an unacceptably low fee from a competitor.

Health management solutions revenue for the year ended December 31, 2004 increased to $3,195,000 from $2,613,000 for the year ended December 31, 2003, excluding technology license revenue of $500,000 and $1,576,000, respectively. We continue to develop technology platform and the content of our health and productivity products and services, which we introduced in October 2003. We also continue to de-emphasize software sales and some aspects of our traditional nurse call center business.

Total costs and expenses include direct costs of our operations (operating expenses), corporate overhead (general and administrative expenses), and depreciation and amortization. Total costs and expenses for the year ended December 31, 2004 decreased to $100,515,000, a $162,000 decrease, from $100,677,000 for the year ended December 31, 2003 on a pro forma basis, despite incremental costs and expenses associated with new and expanded business. Depreciation and amortization decreased by $214,000 on a pro forma basis. In coming periods, we expect operating expenses to increase as our revenue increases with somewhat slower growth in general and administrative expenses.

Interest expense and financing costs for the year ended December 31, 2004 decreased from the corresponding expense and costs for the year ended December 31, 2003 on a pro forma basis. During the years ended December 31, 2004 and December 31, 2003, we recorded non-recurring charges to interest expense and other expenses in the amounts of $573,000 and $2,007,474, respectively. We expect interest expense related to outstanding amounts due under the senior secured credit facility to increase in future periods.

We record pass-through pharmaceuticals purchases on a net basis. These purchases were $93,766,000 and $86,254,000 for the year ended December 31, 2004 and 2003, respectively.

Green Hills Insurance Company

During the three months ended March 31, 2004, we formed Green Hills Insurance Company, a risk retention group, to self-insure a portion of our professional and general liability insurance and thereby reduce insurance costs for our clients while maintaining an unchanged or improved risk exposure for the company. Green Hills is managed by a firm that specializes in managing captive insurance companies, risk retention groups and general risk management.

Green Hills was capitalized with $2,000,000, which is invested in cash equivalents in accordance with the regulations promulgated by the State of Vermont and is reflected on the consolidated balance sheet as cash and cash equivalents, and a $1,000,000 letter of credit under our senior credit facility.

Green Hills’ loss and loss adjustment reserves are adjusted monthly and represent management’s best estimate of the ultimate net cost of all reported and unreported losses. Management’s estimates are based on an independent actuarial report.

We purchase excess insurance to mitigate risk in excess of Green Hills’ policy limits, and we maintain parent company reserves against risks that are not covered by either Green Hills or our excess insurance providers. Such risks largely relate to prior periods when we purchased primary insurance coverage with self-insured retention of up to $500,000 per claim and insolvency of our prior medical malpractice insurers.

Operating an insurance subsidiary subjects us to the risks associated with any insurance business, which include investment risk relating to the performance of our invested assets set aside as reserves for future claims, the uncertainty of making actuarial estimates of projected future professional liability losses, and loss adjustment expenses. Failure to make an adequate return on our investments, to maintain the principal of invested funds, or to estimate future losses and loss adjustment expenses accurately, could cause us to sustain losses. Also, maintaining the insurance subsidiary has exposed us to substantial additional regulatory requirements, with attendant risks if we fail to comply with applicable regulations.

Liquidity and Capital Resources

Working Capital

As of December 31, 2004, we had working capital of $26,000, an increase of $317,000 from a working capital deficiency of $291,000 as of December 31, 2003. Largely as a result of the merger, cash and cash equivalents increased by $3,231,000, accounts receivable increased by $13,410,000, deferred tax assets increased by $1,198,000 and other current assets increased by $1,790,000. Accounts payable increased by $5,512,000, accrued expenses by $3,535,000, liabilities of discontinued operations by $1,299,000, and other current liabilities by $9,246,000.

Our working capital increased $2,701,000 during the quarter ended December 31, 2004, from a working capital deficiency of $2,675,000 as of September 30, 2004. This improvement is due to modifications to our senior credit facility in the quarter ended December 31, 2004 and adjustments to deferred tax assets and liabilities.

On October 27, 2004, we amended our credit facility with our senior secured lender. The amendment: (1) increased the funded indebtedness to EBITDA ratio and the fixed charge coverage ratio; (2) moved the first measurement date for the consolidated net worth covenant to December 31, 2005, and restated the covenant as a maintenance of minimum stockholders’ equity at 90% of the level as of December 31, 2005; (3) excluded the outstanding letters of credit from the credit facility borrowing base through January 1, 2006; and (4) converted amounts outstanding under the term loan commitment of the credit facility into the revolving credit commitment; and (5) eliminated the term loan commitment, including the current portion of long term debt of $2,000,000, thus reducing the size of the facility from $20,000,000 to $14,000,000. We continue to have access to $14,000,000 under the credit facility, of which $3,000,000 is currently allocated to outstanding letters of credit and up to $11,000,000 is available under the revolving portion.

We automatically pay down the revolving credit facility out of available cash flow and thus maintain relatively small cash balances. At December 31, 2004, we had $8,308,000 outstanding, $3,000,000 allocated to outstanding letters of credit, and $2,692,000 available under the credit facility. Please see Note 5 - Long Term Debt to our consolidated financial statements for information on the covenants in our credit facility.

During the year ending December 31, 2005, we expect to generate EBITDA, that is, net income plus interest, taxes, depreciation and amortization, of approximately $5,000,000. We believe that this amount, together with amounts available under our credit facility, will be sufficient to meet our estimated operating needs, which will include approximately $3,000,000 of capital expenditures.

Operating Activities

Cash used in operations was $862,000 for the year ended December 31, 2004. Net tangible assets of $25,715,000 (including $8,444,000 of cash) and liabilities of $21,505,000 acquired in the CHD Meridian Healthcare merger are included in investing activities and do not affect operating cash flow. Our operating cash deficit for the year ended December 31, 2004 was primarily due to: (1) our net loss of $3,937,000; (2) non-cash transactions of $5,085,000; and (3) net decrease in assets and liabilities, net of acquisition, of $2,010,000.

Investing Activities

Net cash used in investing activities was $21,691,000 for the year ended December 31, 2004, which primarily consisted of $18,440,000 for the acquisition of CHD Meridian Healthcare, net of acquired cash, and $3,070,000 in capital expenditures.

    Financing Activities

Net cash provided by financing activities was $25,784,000 for the year ended December 31, 2004, representing primarily net proceeds from the sale of Series A Convertible Preferred Stock, net of issuance costs, of $23,510,000 and $8,158,000 in proceeds from our senior secured credit facility, net of issuance costs. These sources of cash were partially offset by $5,000,000 used to redeem shares of Series A Convertible Preferred Stock immediately following the acquisition of the CHD Meridian Healthcare.

Critical Accounting Policies

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

Impairment of Goodwill and Intangible Assets

We operate in an industry that is rapidly evolving and extremely competitive. It is reasonably possible that our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis of goodwill and intangible assets could change in the near term and that the effect of such changes on the financial statements could be material. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assts,” we complete a test for impairment of goodwill and certain other intangible assets annually and whenever events or circumstances indicate a potential impairment.

Insurance Reserves

Loss and loss adjustment expense reserves are recorded monthly and represent management’s best estimate of the ultimate net cost of all reported and unreported losses incurred. Management’s estimates are based on an independent actuarial report.

Green Hills does not discount loss and loss adjustment expense reserves. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses. Those estimates are subject to the effects of trends in severity and frequency. Although considerable variability is inherent in such estimates, management believes the reserves for losses and loss adjustment expenses are adequate. The estimates are reviewed and adjusted continuously as experience develops or new information becomes known; such adjustments are included in current operations. To the extent claims are made against the policies in the future, we expect most such claims to be resolved within five years of original date of claim.

Revenue Recognition

Service Revenue - On-site Facilities. We generate revenue from contractual client obligations for occupational health, primary care, pharmacy and corporate health services rendered on either a fixed fee or a cost-plus arrangement. For fixed fee contracts, revenue is recorded on a straight-line basis as services are rendered. For cost-plus contracts, revenue is recorded as costs are incurred with the management fee component recorded as earned based on the method of calculation stipulated in the client contract.

Revenue is recorded at estimated net amount to be received from clients for services rendered. The allowance for doubtful accounts represents management’s estimate of potential credit issues associated with amounts due from customers.

We record pass-through pharmaceutical purchases on a net basis in accordance with Emerging Issues Task Force, or EITF, Issue No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent.” Under our pharmacy arrangements, we provide pharmaceuticals to a client as a component of our pharmacy agreement, which typically requires us to staff and operate a pharmacy for the sole benefit of the client’s employees and, in certain instances, dependents and retirees. The substance of our pharmacy agreements in relation to pharmaceutical purchases demonstrates an agent-like arrangement and points to net reporting. Our agreements stipulate that we must be reimbursed upon purchasing pharmaceuticals, and not upon dispensing, thus limiting inventory risk. We also price pharmaceuticals on a pass-through basis and mitigate credit risk through structured payment terms with our clients. Consequently, we do not have unmitigated credit risk.

Cash we receive prior to the performance of services is reflected as deferred revenue on the consolidated balance sheet.

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

From time to time we enter into risk-sharing contracts. A risk-sharing contract generally requires us to manage the health and wellness of a predetermined set of individuals for a term of three to five years. A risk-sharing contract may also provide that we are required to give credits to our client for a portion of our fees if our program does not save the client a stipulated percentage of the client’s healthcare costs. As of December 31, 2004, we maintained a reserve of $320,311 against potential future credits.

Technology Revenue. In prior periods, we derived a substantial portion our revenue from sales of technology pursuant to different contract types, including perpetual software licenses, subscription licenses and custom development services, all of which may have included support services revenue such as licensed software maintenance, training, consulting, and web-hosting arrangements. In the year ended December 31, 2004, technology revenue was $500,000. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

        We license our software products for a specific term or on a perpetual basis. Most of our license contracts also require maintenance and support. We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is not incidental, we do not unbundle our fee and, accordingly, do not apply separate accounting guidance to the hardware and software elements. For hardware transactions where software is not involved, we apply the provisions of Staff Accounting Bulletin 104, “Revenue Recognition.” In addition, we apply the provisions of EITF Issue No. 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware,” to our hosted software service transactions.

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

We recognize revenue for maintenance services ratably over the contract term. Our training and consulting services are billed at hourly rates, and we generally recognize revenue as these services are performed. However, upon execution of a contract, we determine whether any services included within the arrangement require us to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests. If these services are included as part of an arrangement, we recognize the fee using the percentage of completion method. We determine the percentage of completion based on our estimate of costs incurred to date compared with the total costs budgeted to complete the project.

Material Equity Transactions

During the year ended December 31, 2004, we executed equity transactions with unrelated parties in connection with the CHD Meridian Healthcare merger and related financing. We believe that we have valued all such transactions pursuant to applicable accounting rules and that they ultimately represent the economic substance of each transaction. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Sources and Uses of Cash.”

Item 7. Financial Statements

I-TRAX, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003
AND
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of I-trax, Inc.

We have audited the accompanying consolidated balance sheets of I-trax, Inc. and Subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with United States generally accepted accounting principles.

Goldstein Golub Kessler LLP
New York, New York
February 4, 2005, except for the last two paragraphs of Note 13, as to which the date is February 15, 2005

I-TRAX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2004 AND 2003
(in thousands, except share data)

ASSETS
	2004	2003
Current assets
Cash and cash equivalents	$3,805	$574
Accounts receivable, net	13,959	549
Deferred tax asset	1,198	--
Other current assets	1,978	188
Total current assets	20,940	1,311

Property and equipment, net	6,719	1,675
Goodwill	61,390	8,424
Customer list, net	21,182	769
Other intangible assets, net	1,860	1,400
Other long term assets	61	24

Total assets	$112,152	$13,603

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$6,118	$606
Accrued expenses	3,896	361
Due to officers and related parties	--	280
Net liabilities of discontinued operations	1,299	--
Other current liabilities	9,601	355
Total current liabilities	20,914	1,602

Common stock warrants	--	2,760
Note payable	8,308	--
Deferred tax liability	1,526	--
Accrued purchase price (Note 3 - Business Combination)	7,294	--
Other long term liabilities	2,347	856

Total liabilities	40,389	5,218

Stockholders’ equity
Preferred stock - $.001 par value, 2,000,000 shares authorized, 1,070,283 and -0- issued and outstanding, respectively	1	--
Common stock - $.001 par value, 100,000,000 shares authorized 26,226,818 and 13,966,817 shares issued and outstanding, respectively	25	14
Additional paid in capital	130,399	47,276
Accumulated deficit	(58,662)	(38,905)
Total stockholders’ equity	71,763	8,385

Total liabilities and stockholders’ equity	$112,152	$13,603

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
(in thousands, except share data)

	2004	2003

Net revenue	$76,402	$4,189

Costs and expenses
Operating expenses	58,151	2,373
General and administrative expenses	16,585	5,429
Depreciation and amortization	3,866	1,702
Total costs and expenses	78,602	9,504

Operating loss	(2,200)	(5,315)

Other expenses
Interest expense	1,002	2,405
Amortization of financing costs	132	337
Other expenses	350	2
Total other expenses	1,484	2,744

Loss before provision for income taxes	(3,684)	(8,059)

Provision for income taxes	253	--

Net loss	(3,937)	(8,059)

Less preferred stock dividend	(1,878)	--

Less deemed dividends applicable to preferred stockholders	(15,820)	--

Net loss applicable to common stockholders	$(21,635)	$(8,059)

Loss per common share, basic and diluted	$(0.96)	$(0.74)

Weighted average number of shares outstanding, basic and diluted	22,466,262	10,904,553

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2003	--	$--	9,372,727	$9	$39,236	$(30,846)	$8,399

Issuance of compensatory stock options	--	--	--	--	28	--	28

Mark to market of warrants granted for investor relations services and stock options granted to a former employee	--	--	--	--	(4)	--	(4)

Fair market value of detachable warrants and additional beneficial conversion value in connection with re-pricing of convertible debenture	--	--	--	--	1,008	--	1,008

Issuance of common stock for services	--	--	332,760	--	522	--	522

Contribution of common stock given by shareholders to vendor for services rendered to the Company	--	--	--	--	246	--	246

Proceeds from sale of common stock and exercise of warrants, net of costs and common stock warrants liability	--	--	2,675,838	3	2,549	--	2,552

Issuance of warrants for services	--	--	--	--	649	--	649

Fair value of detachable warrants issued in connection with convertible note	--	--	--	--	268	--	268

Issuance of common stock for conversion of related party debt and assigned debt	--	--	668,152	1	1,169	--	1,170

Issuance of common stock for conversion of deferred salaries	--	--	69,711	--	122	--	122

Issuance of common stock upon conversion of debenture	--	--	847,629	1	1,483	--	1,484

Net loss for the year ended December 31, 2003	--	--	--	--	--	(8,059)	(8,059)

Balances at December 31, 2003	--	$--	13,966,817	$14	$47,276	$(38,905)	$8,385

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2004	--	$--	13,966,817	$14	$47,276	$(38,905)	$8,385

Reclassification of common stock warrants to paid in capital	--	--	--	--	3,110	--	3,110

Issuance of common stock in connection with conversion of promissory note and other settlement, net of costs	--	--	69,165	--	71	--	71

Issuance of common stock for conversion of debenture and accrued interest	--	--	427,106	--	747	--	747

Issuance of common stock for exercise of warrants	--	--	333,583	--	52	--	52

Sale of preferred stock, net of costs	1,000,000	1	--	--	23,509	--	23,510

Issuance of preferred stock for acquisition of CHD Meridian	400,000	--	--	--	10,000	--	10,000

Redemption of preferred stock	(200,000)	--	--	--	(5,000)	--	(5,000)

Issuance of common stock for acquisition of CHD Meridian	--	--	10,000,000	10	36,290	--	36,300

Conversion of preferred stock and accrued dividends for preferred stock	(129,717)	--	1,430,147	1	(1,686)	--	(1,685)

Beneficial conversion feature in connection with issuance of preferred stock	--	--	--	--	15,820	(15,820)	--

Issuance of common stock warrants in connection with amendment of senior credit facility	--	--	--	--	210	--	210

Net loss for the year ended December 31, 2004	--	--	--	--	--	(3,937)	(3,937)

Balances at December 31, 2004	1,070,283	$1	26,226,818	$25	$130,399	$(58,662)	$71,763

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
(in thousands, except share data)

	2004	2003
Operating activities:
Net loss	$(3,937)	$(8,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,866	1,702
Accretion of discount on notes payable charged to interest expense and beneficial conversion value of debenture	573	2,027
Increase in fair value of common stock warrants	350	301
Amortization of debt issuance costs	132	337
Write-off of deposit on cancelled acquisition	--	200
Issuance of securities for services	--	1,418
Impairment charge related to intangible assets	--	458
Issuance of warrants related to senior credit facility	210	--
Other non-cash items	(46)	73

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase)/decrease in accounts receivable	(600)	8
Increase in deferred tax asset	(919)	--
Increase in other current assets	(793)	(90)
Decrease in accounts payable	(939)	(334)
Decrease in accrued expenses	(609)	(410)
Increase/(decrease) in other current liabilities	761	(1,140)
Increase in deferred tax liability	1,089	--
Net cash used in operating activities	(862)	(3,509)

Investing activities:
Purchases of property, plant and equipment	(3,070)	(1,279)
Acquisition of intangible assets	(185)	--
Deposit on acquisition of perpetual license	--	(160)
Increase in transaction costs	--	(85)
Proceeds from release of security deposit	--	7
Proceeds from sale of equipment	4	--
Acquisition of CHD Meridian, net of acquired cash	(18,440)	--
Net cash used in investing activities	(21,691)	(1,517)

Financing activities:
Principal payments on capital leases	(38)	(71)
(Repayment) to/proceeds from related parties	(280)	500
(Repayment) of/proceeds from note payable	(618)	100
Proceeds from exercise of warrants	52	--
Proceeds from/(repayments) to bank credit facility, net of issuance costs	8,158	(300)
Proceeds from sale of preferred stock, net of issuance costs	23,510	--
Proceeds from sale of common stock and exercise of warrants	--	5,011
Redemption of preferred stock	(5,000)	--

Net cash provided by financing activities	25,784	5,240

Net increase in cash and cash equivalents	3,231	214

Cash and cash equivalents at beginning of year	574	360

Cash and cash equivalents at end of year	$3,805	$574

(Continues on following page.)

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

(Continues from previous page.)

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$543	$84
Income taxes	$285	$--

Schedule of non-cash investing and financing activities:

Reclassification of common stock warrants to paid in capital	$3,110	$--
Issuance of common stock in connection with conversion of promissory note and other settlement	$71	$1,169
Issuance of common stock in connection with conversion of debenture payable	$747	$1,483
Beneficial conversion feature in connection with issuance of preferred stock	$15,820	$--
Fair market value of detachable warrants and beneficial conversion value in connection with re-pricing	$--	$1,008
Proceeds from life insurance company in connection with the death of executive officer	$--	$500
Accrued interest expense on debenture payable and promissory notes	$--	$395
Repayments to related parties from pledged life insurance proceeds	$--	$500
Fair market value of warrants granted in connection with convertible note	$--	$268
	384	384
Issuance of common and preferred stock in connection with the acquisition of CHD Meridian	$46,300	$--
Accrued purchase price (see Note 3 - Business Combination)	$7,294	$--
Preferred stock dividend	$1,878	$--
Conversion of accrued dividends to common stock	$195	$--
Issuance of common stock in connection with the conversion of deferred salaries	$--	$122
Purchase of all capital stock of CHD Meridian and assumption of liabilities in the acquisition as follows:
Fair value of non-cash tangible assets acquired	$17,256	$--
Goodwill	52,966	--
Customer list	22,235	--
Other intangibles	1,167	--
Cash paid, net of cash acquired (includes $85 of transaction costs incurred in a prior period)	(18,525)	--
Accrued purchase price (see Note 3 - Business Combination)	(7,294)	--
Common stock issued	(36,300)	--
Preferred stock issued	(10,000)	--
Liabilities assumed	$21,505	$--

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 1—Nature of Business

I-trax, Inc. (the “Company”) was incorporated in the State of Delaware on September 15, 2000. On March 19, 2004, the Company consummated a merger with Meridian Occupational Healthcare Associates, Inc., a private company, which did business as CHD Meridian Healthcare (“CHD Meridian”). (See Note 3 - Business Combination.)

Following the merger, the Company offers two categories of services: (1) on-site health related services such as occupational health, primary care, corporate health, and pharmacy; and (2) personalized health management programs.

The Company conducts its on-site services through CHD Meridian Healthcare, LLC, a Delaware limited liability company (“CHD Meridian LLC”), and its subsidiary companies, and its personalized health management programs through I-trax Health Management Solutions, LLC, a Delaware limited liability company, and I-trax Health Management Solutions, Inc., a Delaware corporation.

Physician services at the Company’s on-site locations are provided under management agreements with affiliated physician associations, which are organized professional corporations that hire licensed physicians who provide medical services (the “Physician Groups”). The Physician Groups provide all medical aspects of the Company’s on-site services, including the development of professional standards, policies and procedures. The Company provides a wide array of business services to the Physician Groups, including administrative services, support personnel, facilities, marketing, and non-medical services.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, and the balance sheet of CHD Meridian LLC, its wholly owned subsidiaries (including Green Hills Insurance Company - see Note 16 - Professional Liability and Related Reserves), and the Physician Groups. All material intercompany accounts and transactions have been eliminated. The financial statements of the Physician Groups are consolidated with CHD Meridian LLC in accordance with the nominee shareholder model of Emerging Issues Task Force (“EITF”) Issue No. 97-2, “Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements.” CHD Meridian LLC has unilateral control over the assets and operations of the Physician Groups.

Consolidation of the Physician Groups with CHD Meridian LLC, and consequently, the Company, is necessary to present fairly the financial position and results of operations of the Company. Control of the Physician Groups is perpetual and other than temporary because of the nominee shareholder model and the management agreements between the entities. The net tangible assets of the Physician Groups were not material at December 31, 2004.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 2—Summary of Significant Accounting Policies (continued)

The results of operations for the year ended December 31, 2004 do not include the operations of CHD Meridian from January 1, 2004 through March 31, 2004, even though the merger was consummated on March 19, 2004, because the Company and CHD Meridian agreed for accounting purposes to consolidate results of operations effective as of April 1, 2004.

Accounts Receivable

The Company utilizes the allowance method for determining the collectibility of its accounts receivable. The allowance method recognizes bad debt expense following a review of the individual accounts outstanding in light of the surrounding facts. Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts based on historical bad debts, factors related to specific customers’ ability to pay and economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible. Accounts receivable on the consolidated balance sheet were stated net of allowance for doubtful accounts of approximately $598,000 and $40,000 at December 31, 2004 and 2003, respectively.

Property and Equipment

The Company records property and equipment at cost less accumulated depreciation and amortization, which is provided for on the straight line basis over the estimated useful lives of the assets which range between five and seven years. Improvements to leased premises are amortized using the straight-line method over the term of the lease or the useful life of the improvements, whichever is shorter. The Company expenses maintenance and repair costs as incurred. Property and equipment on the consolidated balance sheets includes accumulated depreciation of $6,273,000 and $808,000 as of December 31, 2004 and 2003, respectively. Depreciation and amortization of property and equipment for the years ended December 31, 2004 and 2003 amounted to $1,183,000 and $177,000, respectively.

In accordance with the provisions of AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes all application development costs and expenses all preliminary project and post-implementation costs in the consolidated statements of operations. For the years ended December 31, 2004 and 2003, the Company capitalized $1,750,000 and $1,238,000, respectively, of software developed for internal use. The Company placed certain software applications into service during 2004 and recorded amortization expense of $174,000 for the year ended December 31, 2004.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 2—Summary of Significant Accounting Policies (continued)

Property and equipment consists of the following at December 31:

	2004	2003
Furniture, fixtures and equipment	$9,552,000	$1,035,000
Buildings and improvements	108,000	--
Leasehold improvements	344,000	50,000
Software development costs	2,988,000	1,398,000
	12,992,000	2,483,000

Accumulated depreciation	(6,273,000)	(808,000)
	$6,719,000	$1,675,000

Goodwill and Intangibles

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. Under Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite useful lives are not amortized but are tested for impairment annually and whenever events or circumstances occur indicating that these intangibles may be impaired. The Company performs its review of goodwill for impairment by comparing the carrying value of the applicable reporting unit to the fair value of the reporting unit. Intangible assets with finite lives are amortized over their estimated useful lives. The Company does not have any indefinite lived intangible assets.

Debt Issuance Costs

The Company recorded $417,000 of debt issuance costs in connection with the sale of a 6% senior debenture in February 2002. These costs consisted of a cash payment of $130,000 and common stock and warrants valued at $287,000, which were issued to a placement agent as a finder fee. The Company amortized these costs on a straight-line basis over the two-year life of the debenture. For the year ended December 31, 2003, amortization of debt issuance costs amounted to $215,000.

Additionally, during June 2003, in connection with the re-pricing of the warrants granted to such placement agent, the Company charged an additional $122,000 as amortization of debt issuance costs, bringing the total amortization expense for the year ended December 31, 2003 to $337,000. As of December 31, 2003, the remaining un-amortized portion of debt issuance cost amounted to $35,000, which was amortized in 2004.

With regard to its senior credit facility (see Note 5-Long Term Debt), the Company recorded $150,000 of debt issuance costs on March 19, 2004 when it obtained the senior credit facility and an additional $359,000 of debt issuance costs when it amended the senior credit facility later in the year. As the amendment reduced the total borrowing capacity of the senior credit facility, approximately $36,000 of original debt issuance costs were written off during the year. Amortization of debt issuance costs amounted to $132,000 for the year ended December 31, 2004.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 2—Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the “liability method” of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods’ taxable income for federal and state income tax reporting purposes.

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

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable, accrued expenses, and other current liabilities are reasonable estimates of the fair values because of their short-term maturity. The fair value of notes payable approximates its principal amount of $8,308,000.

Revenue Recognition

Service Revenue - On-site Facilities. Approximately 95% of the Company’s revenue for the year ended December 31, 2004 was generated from contractual client obligations for occupational health, primary care, pharmacy and corporate health services performed on a fixed fee or a cost-plus basis. For fixed fee contracts, revenue is recorded on a straight-line basis as services are rendered. For cost-plus contracts, revenue is recorded as costs are incurred, with the management fee component recorded as earned based upon the method of calculation stipulated in the client contracts. Revenue is recorded at estimated net amounts to be received from clients for services rendered. Cash received prior to the performance of services is reflected as deferred revenue on the consolidated balance sheets.

Service Revenue - Personalized Health Management Programs. Service revenue is recognized as services are rendered. The Company contracts with clients to provide services based on an agreed upon monthly fee based on the number of employees, members or covered lives, a per-call charge the Company’s care communication center or a combination of both.

Upon execution of a contract for services, the Company assesses whether the fee associated with revenue transactions is fixed and determinable and whether collection is reasonably assured. The Company assesses whether the fee is fixed and determinable based on the payment terms associated with such contract. If a significant portion of a fee is due after normal payment terms, which are generally 30 to 90 days from invoice date, the Company accounts for such fee as services are provided.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 2—Summary of Significant Accounting Policies (continued)

Technology Revenue. The Company derives revenue pursuant to different contract types, including perpetual software licenses, subscription licenses and custom development services, all of which may include support services revenue such as licensed software maintenance, training, consulting and web-hosting arrangements. Significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

The Company licenses software products for a specific term or on a perpetual basis. Most license contracts also require maintenance and support. The Company applies the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all transactions involving the sale of software products and hardware transactions where the software is not incidental. For hardware transactions where software is not incidental, the Company does not unbundle its fee and, accordingly, does not apply separate accounting guidance to the hardware and software elements. For hardware transactions where software is not involved, the Company applies the provisions of Staff Accounting Bulletin 104, “Revenue Recognition.” In addition, the Company applies the provisions of EITF Issue No. 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware,” to hosted software service transactions.

The Company recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured. Delivery generally occurs when the product is delivered to a common carrier.

The Company assesses collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. The Company does not request collateral from customers. If the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

For technology arrangements with multiple obligations (for example, undelivered software maintenance and support), the Company allocates revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. Accordingly, the Company defers technology revenue in the amount equivalent to the fair value of the undelivered elements.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 2—Summary of Significant Accounting Policies (continued)

Pharmaceuticals

Pharmaceutical purchases are recorded on a net basis accordance with EITF Issue No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent.” Under pharmacy arrangements, the Company provides pharmaceuticals to clients as a component of the pharmacy agreement, which typically requires the Company to staff and operate a pharmacy for the sole benefit of the client’s employees and, in certain instances, dependents and retirees. The substance of these agreements in relation to pharmaceutical purchases demonstrates an agent-like arrangement and points to net reporting. The agreements stipulate that the Company is to be reimbursed upon purchasing pharmaceuticals, and not upon dispensing, thus limiting inventory risk. Furthermore, pharmaceuticals are priced on a pass-through basis, thus mitigating credit risk through structured payment terms. As such, the Company records pass-through pharmaceutical purchases on a net basis. Pass through pharmaceutical purchases for the year ended December 31, 2004 were approximately $72,235,000.

Stock-Based Compensation Plans

The Company accounts for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” The adoption of the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” did not have a material effect on the Company’s financial position or results of operations.

Had the compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date (derived through use of the Black-Scholes methodology) for awards under the plans consistent with the method prescribed by SFAS No. 123, the Company’s pro forma net income and net income per share for fiscal 2004 and 2003 would have been as follows:

	2004	2003

Net loss as reported	$(3,937,000)	$(8,059,000)

Add back intrinsic value of the options issued to employee and charged to operations	--	28,000

Deduct stock based employee compensation expense determined under fair value based methods for all awards	(741,000)	(2,953,000)

Pro forma net loss	$(4,678,000)	$(10,984,000)

Basic and diluted net loss per share as reported	$(0.96)	$(0.74)

Pro forma basic and diluted net loss per share	$(1.00)	$(1.01)

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 2—Summary of Significant Accounting Policies (continued)

The above pro forma disclosure may not be representative of the effects on reported net operations for future years as options vest over several years and the Company may continue to grant options to employees.

The fair market value of each option grant has been estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

Dividend yield	0.00%
Expected volatility	112%
Risk-free interest rate	4%
Expected life	5 years

Comprehensive Income

The Company adopted SFAS No. 130, “Accounting for Comprehensive Income.” This statement establishes standards for reporting and disclosing comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company had no items of other comprehensive income for the years ended December 31, 2004 and 2003.

Net Loss Per Share

The Company presents both basic and diluted loss per share on the face of the income statement. As provided by SFAS 128, “Earnings per Share,” basic loss per share is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock. As of December 31, 2004 and 2003, 15,850,886 and 5,469,286 shares issuable upon exercise of options, warrants, and convertible securities, respectively, were excluded from the diluted loss per share computation because their effect would be anti-dilutive.

Reclassifications

For comparability, certain 2003 amounts have been reclassified and combined, where appropriate, to conform to the financial statement presentation used in 2004.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 2—Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements

In December 2004, the FASB issued a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The revised statement requires entities to recognize the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. The cost must be recognized over the period during which an employee is required to provide service in exchange for the award, typically the vesting period. The statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date.

This statement becomes effective for public entities that do not file as small business issuers as of first interim or annual reporting period that begins after June 15, 2005 and for public entities that file as small business issuers as of first interim or annual reporting period that begins after December 15, 2005. The Company does not intend to adopt this statement early. Upon adoption, the Company will use a modified prospective application which will affect new awards and awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. The adoption of the revised statement is expected to impact the Company’s consolidated results of operations. The Company cannot estimate the current impact on these consolidated financial statements. See Note 2 - Summary of New Accounting Policies for 2004 and 2003 disclosure of pro forma results of operations under original FASB No. 123 guidance.

Note 3—Business Combination

On March 19, 2004, the Company merged with CHD Meridian, a privately held company and a major provider of outsourced, employer-sponsored healthcare services. CHD Meridian provides such services to large self-insured employers, including Fortune 1,000 companies.

Pursuant to the merger agreement, the Company, (1) issued 10,000,000 shares of common stock, (2) issued 400,000 shares of convertible preferred stock (with each share convertible into 10 shares of common stock) at $25.00 per share or $10,000,000 in the aggregate, and (3) paid approximately $25,508,000 in cash to the CHD Meridian stockholders. Immediately following the closing of the merger, the Company also redeemed from former CHD Meridian stockholders that participated in the merger, pro rata, an aggregate of 200,000 shares of convertible preferred stock at its original issue price of $25.00 per share or $5,000,000. The total value of the merger consideration was $80,578,000, made up of common stock valued at $36,300,000, preferred stock valued at $10,000,000, cash of $25,508,000, transaction expenses of $1,476,000, and the value attributable to accrued purchase price per the merger agreement of $7,294,000.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 3—Business Combination (continued)

Pursuant to the merger agreement, an aggregate of 3,859,200 shares of our common stock is in escrow for issuance to former CHD Meridian Healthcare stockholders subject to CHD Meridian achieving calendar 2004 milestones for earnings before interest, taxes, depreciation and amortization (“EBITDA”). If the EBITDA milestones are met, the shares will be delivered on the earlier of (1) two business days following the date on which the Company files its Annual Report on Form 10-KSB for the year ended December 31, 2004 with the Securities and Exchange Commission or (2) April 30, 2005. As of December 31, 2004, CHD Meridian achieved EBITDA in excess of $9,000,000 which will result in all 3,859,200 shares being released to former CHD Meridian stockholders. Consequently, the Company has recorded a liability of $7,294,000 for the value of these shares, which was included on the consolidated balance sheet as accrued purchase price. These shares were valued at $1.89 per share, the market price of the Company’s common stock at December 31, 2004.

The Company funded the cash portion of the merger consideration by (1) selling 1,000,000 shares of Series A Convertible Preferred Stock at $25.00 per share for gross proceeds of $25,000,000, and (2) drawing $12,000,000 under a new senior secured credit facility with a national lender. (See Note 5 - Long Term Debt.)

In connection with the sale and issuance of Series A Convertible Preferred Stock, the Company reported $15,820,000 as a deemed dividend to preferred stockholders representing the beneficial conversion value of the underlying common stock. The beneficial conversion value is treated as a dividend on the convertible preferred stock solely for the purpose of computing earnings per share. The dividend is computed by multiplying (1) the difference between the value of the underlying common stock calculated using the average closing price for the three days prior and three days after the announcement of the merger ($3.63 per share) and the conversion price ($2.50 per share) by (2) the number of shares of common stock into which the convertible preferred stock outstanding at the merger’s effective time was convertible (14,000,000 shares).

The acquisition was accounted for using the purchase method of accounting. The Company incurred acquisition costs of $1,476,000 that were included in the purchase price. In addition, $832,000 of transaction related bonuses and termination pay were included in general and administrative expenses on the consolidated statement of operations.

The aggregate purchase price of $80,578,000 for this transaction is summarized as follows:

Fair value of tangible assets acquired (includes cash of $8,444,000)	$25,715,000
Liabilities assumed	(21,505,000)
Goodwill	52,966,000
Customer list	22,235,000
Other intangibles	1,167,000
$80,578,000

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 3—Business Combination (continued)

The following are the Company’s unaudited pro forma results of operations giving effect to the acquisition of CHD Meridian as though the transaction had occurred on January 1, 2003. The results exclude transaction costs of $1,938,000 and transaction related bonuses and termination pay of $832,000 included in the CHD Meridian and the Company’s statements of operations, respectively. The pro forma results also include adjustments to amortization expense associated with the intangibles acquired and interest expense related to the new senior secured credit facility.

	2004	2003

Net revenue	$99,757,000	$98,183,000

Operating loss	(758,000)	(2,494,000)

Net loss	(2,646,000)	(6,210,000)

Loss per share	$(0.11)	$(0.30)

Note 4—Goodwill and Intangible Assets

During the year ended December 31, 2004, the Company recorded $52,966,000 of goodwill related to the purchase of CHD Meridian. On the merger date, $36,814,000 of goodwill was initially recorded for the excess of the purchase price of CHD Meridian over the fair value of net assets acquired in accordance with SFAS No. 142. Additional goodwill of $307,000 was recorded through December 31, 2004 for transaction costs paid subsequent to the merger. Additional goodwill of $1,602,000 was recorded through December 31, 2004 for liabilities incurred related to CHD Meridian’s historical business.

During the quarter ended December 31, 2004, the Company reclassified $6,949,000 of the original purchase price from customer lists to goodwill. The Company reversed the associated amortization expense taken during the year ended December 31, 2004 of $457,000.

Pursuant to the merger agreement, the Company recorded additional goodwill of $7,294,000 for the value attributable to accrued purchase price (see Note 3 - Business Combination).

The changes in the carrying amount of goodwill for the year ended December 31, 2004 were as follows:

Balance as of January 1, 2004	$8,424,000
Goodwill acquired in the year ended December 31, 2004	52,966,000
Balance as of December 31, 2004	$61,390,000

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 4—Goodwill and Intangible Assets (continued)

The components of identifiable intangible assets that are included in the accompanying consolidated balance sheet as of December 31, 2004 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer lists	26,736,000	5,554,000	21,182,000
Other intangibles	5,446,000	3,586,000	1,860,000
Total	32,182,000	9,140,000	23,042,000

Customer lists are amortized on a straight-line basis over the expected periods to be benefited, generally 12 to 15 years. Other intangible assets represent technology and deferred marketing costs, which are amortized on a straight-line basis over the expected periods to be benefited, generally 3 to 5 years. In accordance with SFAS No. 142, the Company completes a test for impairment of goodwill and certain other intangible assets annually. Amortization of intangible assets for the years ended December 31, 2004 and 2003 amounted to $2,815,000 and $1,525,000, respectively.

Estimated amortization expense for the next five years is as follows:

2005	$ 2,724,000
2006	$ 2,089,000
2007	$ 2,010,000
2008	$ 1,721,000
2009	$ 1,656,000

Note 5—Long Term Debt

On March 19, 2004, in connection with the CHD Meridian acquisition, the Company obtained a $20,000,000 senior secured credit facility from a national lender which expires on April 1, 2007. In addition to funding the merger and related costs, the Company used a portion of the proceeds from the credit facility to repay $280,000 in related party loans and $944,000 in principal and interest for all other outstanding promissory notes. The credit facility originally had a $6,000,000 term loan commitment with a $14,000,000 revolving credit commitment. The credit facility includes certain financial covenants, including a covenant measuring: (1) the ratio of the Company’s funded indebtedness to earnings before income, taxes, depreciation and amortization, or EBITDA, (2) the ratio of the Company’s funded indebtedness to capitalization, (3) the Company’s fixed charges coverage ratio, and (4) a maximum capital expenditures amount.

The credit facility is secured by substantially all of the Company’s assets. Borrowings, at the Company’s election, may be either Base rate or Eurodollar rate loans. Base rate loans bear interest at the prime rate as published from time to time, plus up to 0.75% per annum depending on the Company’s debt service coverage ratios. Eurodollar rate loans bear interest at the Eurodollar rate, plus up to 3.0% per annum likewise depending on the Company’s debt service coverage ratios.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 5—Long Term Debt (continued)

On August 12, 2004, the Company and the senior lender amended the credit facility. Among other things, the amendment added two additional covenants that required the Company to achieve: (1) minimum stockholders’ equity of $82,878,000 as of October 31, 2004, an increase of $10,000,000 from the stockholder’s equity reflected on the consolidated balance sheet as of June 30, 2004, and (2) pro forma 2004 EBITDA (giving effect to the acquisition of CHD Meridian Healthcare as though the transaction had occurred on January 1, 2004) of $3,560,000. The amendment also limited the amount the Company could borrow under the facility through October 31, 2004 to $8,500,000.

On October 27, 2004, the Company amended the credit facility again. The amendment: (1) increased the funded indebtedness to EBITDA ratio and the fixed charge coverage ratio; (2) moved the first measurement date for the consolidated net worth covenant to December 31, 2005, and restated the covenant as a maintenance of minimum stockholders’ equity at 90% of the level as of December 31, 2005; (3) excluded the outstanding letters of credit from the credit facility borrowing base through January 1, 2006; and (4) converted amounts outstanding under the term loan commitment of the credit facility into the revolving credit commitment, and eliminated the term loan commitment. Following the amendment, the Company continues to have access to $14,000,000 under the credit facility, of which $3,000,000 is currently allocated to outstanding letters of credit and up to $11,000,000 is available under the revolving portion.

As of December 31, 2004, the Company’s was in compliance with its financial covenants as follows:

Covenant	Required Ratio	Company’s Ratio at December 31, 2004

Funded indebtedness to EBITDA ratio	<=4.50 to 1.00	2.33
Funded indebtedness to capitalization ratio	<=0.35 to 1.00	0.10
Fixed charge coverage ratio	>=1.10 to 1.00	1.67
Maximum capital expenditures	$2,500,000	$1,594,000

As of December 31, 2004, the Company had outstanding $8,308,000 under the credit facility, which was classified as long term, and an aggregate of $3,000,000 under letters of credit. The Company had $2,692,000 available under the credit facility at December 31, 2004.

Note 6—Convertible Debenture

The Company funded the acquisition of WellComm Group in 2002, by selling to Palladin Opportunity Fund LLC (“Palladin”) a 6% convertible senior debenture in the principal amount of $2,000,000 and warrants to purchase an aggregate of up to 307,692 shares of common stock at an exercise price of $5.50 per share. The outstanding principal and interest under the debenture was payable in full on or before February 3, 2004. Further, outstanding principal and any accrued interest were convertible at any time at the election of Palladin into common stock. The original conversion price of the debenture was $5.00 per share. In accordance with the terms of the debenture, the price was reset to $3.03 in February 2003 and to $1.75 in June 2003. In accordance with the terms of the warrant, the exercise price of the warrant was reset from $5.50 to $1.75 in June 2003.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 6—Convertible Debenture (continued)

The initial value assigned to the warrant of $890,272 was recorded as a discount to the debenture and was accreted to interest expense over the term of the debenture. The amount accreted to interest expense associated with the original value assigned to the warrant amounted to $343,782 for the year ended December 31, 2003. As a result of resetting of the exercise price of the warrant in June 2003, the Company recorded an additional charge of $203,077 for interest expense for the additional market value of the warrant on the date of resetting. Lastly, as a result of Palladin’s partial conversion of the debenture, the Company recorded $165,682 of additional interest expense for the year ended December 31, 2003. This amount represented the acceleration of the unamortized discount of the warrant, which was attributable to the converted portion of principal.

Upon the initial sale of the debenture, the Company recorded a beneficial conversion value of $948,651. The beneficial conversion value represents the difference between the fair market value of the underlying common stock on the date the debenture was sold (or the date the conversion price is changed) and the price at which the debt could be converted into common stock. The beneficial conversion value was increased by $682,528 as a result of the reset in June 2003. The Company recorded $802,576 of interest expense for the year ended December 31, 2003 for the amortization of the beneficial conversion value of the debenture. As a result of Palladin’s partial conversion of the debenture, the Company recorded $365,709 of additional interest expense for the year ended December 31, 2003. This amount represents the unamortized portion of the beneficial conversion value, which is attributable to the converted portion of principal.

The Company, pursuant to the debenture agreement, recorded accrued interest at the rate of 6% on the outstanding principal portion of the debenture. Interest accrued for the year ended December 31, 2003 amounted to $224,350.

For the year ended December 31, 2003, Palladin converted an aggregate of $1,483,351 of the amount due on the debenture for which the Company issued 847,629 shares of common stock.

As of December 31, 2003, the carrying value of the debenture amounted to $379,061 and was included in other long term liabilities on the consolidated balance sheet. The face value of the debenture amounted to $740,999 at December 31, 2003.

The debenture was classified as a long-term liability because, during December 2003, Palladin agreed to extend the maturity date of the debenture until February 2005. As consideration for the extension, the Company granted 50,000 warrants to acquire common stock at $1.75 per share, which Palladin exercised on December 30, 2003. The warrants were valued at approximately $200,000 utilizing the Black-Scholes valuation model. This amount was recorded as a discount to the debenture and was accreted to interest expense over the extension period of one year.

During November and December 2003, Palladin exercised the 307,692 warrants granted upon the sale of the debenture during February 2002, and the 50,000 warrants granted for the extension of the maturity date of the debenture. As a result of the exercises, the Company received proceeds of $625,961.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 6—Convertible Debenture (continued)

Lastly, in connection with facilitating the transaction with Palladin, the Company recorded $416,610 of debt issuance costs comprised of $130,000 of cash, 6,200 shares of common stock valued at $40,610 and a warrant to acquire 40,000 shares of common stock at $5.00 per share valued at $246,000 delivered to a third party that brokered the transaction. In connection with the reset in June 2003 of the conversion price of the debenture and the exercise price of the warrants, the Company also, in accordance with a contractual commitment: (1) reset the exercise price of the warrant originally granted to the third party from $5.00 to $1.75 per share, resulting in a charge to operations of $26,400 for additional debt issuance costs; and (2) increased the shares of common stock issuable under the warrant by 74,285 shares, resulting in a further charge to operations of $95,828.

For the year ended December 31, 2003, the amortization of these debt issuance costs amounted to $336,783.

During the first quarter of 2004, Palladin converted the remaining balance of the debenture and outstanding interest into common stock. Accordingly, the Company issued 427,106 shares of common stock for the conversion of principal and accrued interest amounting to $747,000.

Interest expense associated with the debenture amounted to $368,000 for the year ended December 31, 2004. This amount included $362,000 that represents accelerated accretion to interest expense for the discount of the value assigned to the warrants issued to the debenture holder and the beneficial conversion value at date of issuance.

Note 7—Notes Payable—Other

In April 2003, the Company borrowed $100,000 from a stockholder pursuant to a convertible promissory note. The note, with an eleven-month term, accrued interest at 6% per annum and a default interest rate of 12% per annum. The principal and related accrued and unpaid interest was convertible by the stockholder into common stock at anytime at $1.50 per share. As consideration for this loan, the Company granted the stockholder a warrant to acquire 100,000 shares of common stock at an exercise price of $1.50 per share. The value assigned to the warrant of $68,000 was recorded as a discount to the promissory note using the relative fair value of the debt and the warrant to the actual proceeds from the convertible promissory note. The discount was accreted to interest expense over the term of the convertible promissory note. For the year ended December 31, 2003, the discount accreted to interest expense associated with the convertible promissory note amounted to $55,638. At December 31, 2003, the carrying value of the note amounted to $87,638 and was included in other current liabilities on the consolidated balance sheet. On March 19, 2004, the Company repaid such note together with accrued interest.

Pursuant to a promissory note dated April 10, 2003, the Company borrowed $150,000 from a stockholder with an interest rate of 12% per annum, requiring monthly payments of $25,000 plus accrued interest with a final payment due on December 31, 2003. As of December 31, 2003, the outstanding principal balance and related accrued interest was paid in full. For the year ended December 31, 2003, interest expense amounted to $7,981.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 7—Notes Payable—Other (continued)

On May 29, 2003, the Company borrowed $100,000 from a stockholder. For the period the loan was outstanding, interest expense amounted to $12,000. The loan and related interest amounting to $112,000 was repaid in full on September 29, 2003.

Note 8—Promissory Notes Payable

On March 2, 2001, the Company borrowed $692,809 from an investor group that included $75,000 from a venture capital fund managed by the Company’s Chairman. The loan bore interest at 8% per annum, with a default rate of 12% per annum, and was due on March 2, 2006. The Company also granted this investor group warrants to purchase 364,694 shares of common stock at $0.50 per share, which were exercised during the first quarter of 2002 into 340,317 shares of common stock, net of shares surrendered as exercise price. The value assigned to detachable warrants of $459,854 was accreted to interest expense over the five-year term of the underlying promissory notes.

In June 2003, as part of certain related parties converting and assigning debt (see Note 15 - Related Party Transactions), the venture capital fund managed by the Company’s Chairman, with the consent of the Company, assigned the fund’s loan in the principal amount of $75,000 and a portion of the accrued interest thereon amounting to $6,669 to an investment relations firm, which thereafter converted the assigned loan into common stock at $1.75 per share. The balance of the accrued interest not assigned in the amount of $6,098 was converted into 3,484 shares of common stock also at $1.75 per share.

The amount accreted to interest expense amounted to $90,708 for the years ended December 31, 2003. At December 31, 2003, the carrying value of the notes amounted to $418,744 and is included in promissory notes and debenture payable, net of discount on the consolidated balance sheet. The face value of the promissory notes amounted to $617,809 at December 31, 2003.

On March 19, 2004, the Company repaid such promissory notes along with accrued interest. (See Note 5 - Long Term Debt.)

Note 9—Deposit on Acquisition of Perpetual License

On April 25, 2003, the Company entered into a marketing and services agreement with BioSignia, Inc. (“BioSignia”), whereby the Company committed to pay BioSignia certain minimum payments in return for allowing the Company to private label BioSignia’s technology, software and services in connections with the Company’s products and services. BioSignia provides products and services in the field of predictive modeling, health economics, epidemiology and prospective medicine. Pursuant to the agreement, the Company paid BioSignia $160,000, which was classified as a deposit on perpetual license.

During 2004, the Company and BioSignia entered into a new agreement whereby for an additional $575,000, the Company acquired a perpetual license to BioSignia’s technology and software. The Company believes the useful life of the acquired license is approximately five years. Therefore, the total cost of acquisition, $735,000, was included in fixed assets on the consolidated balance sheet and depreciation expense of approximately $90,000 was recorded during the year ended December 31, 2004.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 10—Costs Associated With Terminated Acquisition

On November 8, 2002, the Company entered into a merger agreement to acquire a technology company, which had developed web based predictive modeling software. Under the terms of this agreement and at the time this agreement was executed, the Company deposited $200,000 into an escrow account. This sum was to be released to the target company if the Company failed to satisfy certain conditions to closing, including third-party financing for the cash portion of the purchase price. As a result of not securing the financing by January 31, 2003 as stipulated in the merger agreement, the sum of $200,000 was released in the first quarter of 2003 and charged to operations as terminated acquisition cost included in other expenses on the consolidated statement of operations.

Note 11—Provision For Income Taxes

Income tax expense is comprised of the following for the year ended December 31, 2004:

Current:
Federal	$--
State	253,000
Deferred:	--
Income tax expense	$253,000

At December 31, 2004 and 2003, the Company had a cumulative net operating loss (“NOL”) carryforward for federal income tax purposes of $33,000,000 and $18,300,000, respectively, which expires between 2011 and 2021. At December 31, 2004 and 2003, the Company had a cumulative NOL carryforward for state income tax purposes of $17,200,000 and $3,300,000, respectively, which expire between 2006 and 2024. For financial reporting purposes, a valuation allowance of $6,966,000 was recorded against the deferred tax assets related to these carryforwards.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 11—Provision for Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$12,159,000	$8,987,000
Allowance for doubtful accounts	233,000	--
Accrued expenses	2,434,000	--
Other	87,000	574,000
Total gross deferred tax assets	14,913,000	9,561,000
Less: Valuation allowance	(6,966,000)	(9,561,000)
Total deferred tax assets	7,947,000	--
Deferred tax liabilities:
Depreciation	(665,000)	--
Amortization	(7,610,000)	--
Net deferred tax asset (liability)	(8,275,000)	--
Total deferred tax liability	$(328,000)	$--

Due to the merger with CHD Meridian, the Company recorded $328,000 of net deferred tax liability related to the difference in carrying values of assets and liabilities for financial reporting purposes and tax purposes.

The provision for income taxes for the years ended December 31, 2004 and 2003 differs from the amount computed by applying the statutory rate of 34% due to the following:

	2004	2003

Tax at federal statutory rate	(34.00)%	(34.00)%
State income taxes	6.99%	(4.00)%
Nondeductible amortization	21.77%	----
Stock compensation	81.55%
Other	1.22%	----
Change in valuation allowance	(70.44)%	38.00%
Income tax provision (benefit)	6.99%	0.00%

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 12—Stockholders’ Equity

Preferred Stock

The Company has 2,000,000 authorized shares of preferred stock. As of December 31, 2004, the Company had issued and outstanding 1,070,283 shares of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible, at any time, into 10 shares of common stock, has a liquidation preference of $25.00 per share, the original purchase price, and accrues dividends on that amount at a rate of 8% per year. Dividends are payable, at the Company’s option, in cash or common stock, and only upon the Company’s liquidation or conversion of the Series A Convertible Preferred Stock into common stock. At December 31, 2004, the Company recorded approximately $1,683,000 in accrued dividends.

In the fourth quarter of 2004, 129,717 shares of preferred stock were converted into 1,297,164 shares of common stock. An additional 132,983 shares of common stock were issued to satisfy the accrued dividends related to the converted shares.

The placement agents that assisted the Company in the sale of 1,000,000 shares of the Series A Convertible Preferred Stock to fund the acquisition of CHD Meridian received a commission of $1,490,000, and warrants to acquire 492,000 shares of common stock exercisable at $2.50 per share. Such warrants were valued at $1,506,000 utilizing the Black-Scholes valuation model. The amount of the cash paid has been classified as a cost of equity in the accompanying consolidated statement of stockholders’ equity.

Common Stock

The Company has 100,000,000 authorized shares of common stock. As of December 31, 2004, the Company had issued and outstanding 26,226,818 shares, which excludes 3,859,200 shares held in escrow for purposes of the CHD Meridian merger earn out. As discussed in Note 3 - Business Combination, the full number of shares held in escrow will be released following the filing of this report with the SEC.

Warrants

During May 2003, the Company issued an aggregate of 332,760 shares of common stock to four investor relations firms. The common stock valued at $522,708, based on the market price of the common stock on the date of issuance, was charged to operations for 2003.

During May 2003, certain stockholders of the Company contributed loans (which were thereafter converted into common stock) and 163,073 shares of common stock to an investor relations firm retained by the Company as compensation for services. The benefit that the Company received from these contributions were $246,240 based on the market price of the common stock on the date of the contribution, and was charged to operations.

During June 2003, the Company sold 613,986 shares of common stock at $1.75 per share yielding net proceeds (after direct costs including 40,167 shares of common stock) of $1,004,186.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 12—Stockholders’ Equity (continued)

During June 2003, the Company issued 519,667 shares of common stock in connection with the conversion of related party debt and accrued interest thereon amounting to $909,421 based on the market price of the common stock on the date of issuance.

During June 2003, the Company issued 148,485 shares of common stock in connection with the conversion of assigned debt to an investor relations firm amounting to $259,849 based on the market price of the common stock on the date of issuance.

During June 2003, the Company issued 69,711 shares of common stock in connection with the conversion of deferred salaries amounting to $121,997 based on the market price of the common stock on the date of issuance.

During August 2003, the Company commenced a private placement whereby it offered as a unit, two shares of common stock and a warrant to purchase an additional share of common stock exercisable at $3.00 (the market price on the Company’s common stock on the date the Company commenced the private placement) for a unit purchase price of $5.00. The maximum amount offered was $3,500,000. Through October 31, 2003, the end of the private placement, the Company issued a total of 1,400,000 shares of common stock and granted warrants to purchase 700,000 additional shares. The Company realized net proceeds of $3,037,894 after expenses as of December 31, 2003.

Pursuant to the terms of the registration rights agreement entered in connection with the transaction, within 30 days of the closing of the private placement, the Company was required to file with the SEC a registration statement under the Securities Act of 1933, as amended, covering the resale the common stock and the common stock underlying the warrants sold in the private placement. Additionally, the Company was required to use its best efforts to cause such registration statement to become effective within 90 days of closing. The registration rights agreement further provided that if a registration statement was not filed or did not become effective within the defined time periods, the Company was required to pay each holder that purchase common stock and warrants liquidated damages equal to 1.5% per month of the aggregate purchase price paid by such holder. The registration statement was filed within the allowed time and was declared effective by the SEC on February 17, 2004.

In accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in a Company’s Own Stock,” and the terms of the warrants and the transaction documents, the fair value of the warrants amounted to $2,458,800 on date of grant. The warrants were accounted for as a liability, with an offsetting reduction to additional paid-in capital. The warrant liability was reclassified to equity as of February 17, 2004, the effective date of the registration statement, evidencing the non-impact of these adjustments on the Company’s financial position and business operations.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 12—Stockholders’ Equity (continued)

The fair value of the warrants was estimated using the Black-Scholes valuation model with the following assumptions: no dividends; risk-free interest rate of 4%; the contractual life of 5 years and volatility of 112%. The fair value of the warrants at December 31, 2003 was approximately $2,760,000, which reflects an increase in fair value of $301,305 from the time the warrants were granted. This amount was charged to operations as an increase in common stock warrants. The fair value of the warrants increased additionally by approximately $350,000 from December 31, 2003 to February 17, 2004. Accordingly, such increase was charged in the consolidated statement of operations for the quarter ended March 31, 2004 as an increase in common stock warrants.

The adjustments required by EITF 00-19 were triggered by the potential penalties in the agreement if the Company did not timely register the common stock underlying the warrants issued in the transaction. The SEC declared the related registration statement effective within the contractual deadline and the Company incurred no penalties. The adjustments for EITF 00-19 had no impact on the Company’s working capital, liquidity, or business operations.

For the year ended December 31, 2003, Palladin converted an aggregate of $1,483,000 outstanding under the debenture into 847,629 shares of the Company’s common stock.

During 2003, the Company granted fully vested, non-forfeitable warrants to purchase 375,000 shares of common stock with exercise prices of $1.50 and $1.76 (based on market value at the date of issuance) to certain individuals and one institution for investor relations services pursuant to various consulting agreements expiring in May and June 2004. The value of such warrants, utilizing the Black-Scholes model, amounted to $649,448.

During May 2003, pursuant to the approval of the Board of Directors, the Company granted warrants to purchase an aggregate of 450,000 shares for an exercise price of $1.80 per share (representing a premium over market price on the date of grant) to the Company’s Chairman and former Chief Operating Officer for their agreement to support the Company through January 2004. The granting of such warrants did not result in any charges to operations because they were granted to employees.

In April 2003, the Company borrowed $100,000 from a stockholder pursuant to a convertible promissory note. The note, with an eleven-month term, accrues interest at 6% per annum and a default interest rate of 12% per annum. The principal and related accrued and unpaid interest is convertible by the shareholder into common stock at anytime at $1.50 per share. As consideration for this loan, the Company also granted the shareholder a warrant to acquire 100,000 shares of common stock at an exercise price of $1.50 per share. The value assigned to the warrant of $68,000 was recorded as a discount to the promissory note using the relevant fair value of the debt and the warrant to the actual proceeds from the convertible promissory note.

During December 2003, Palladin agreed to extend the maturity date of its debenture until February 2005, in exchange for which the Company granted an additional 50,000 warrants with an exercise price of $1.75 per share. The warrants were valued at approximately $200,000 utilizing the Black-Scholes valuation model. This amount, also recorded as a discount to the debenture, was accreted to interest expense over the extension period of one year.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 12—Stockholders’ Equity (continued)

In connection with the reset in June 2003 of the conversion price of Palladin’s debenture and the exercise price of Palladin’s warrant, the Company, in accordance with a contractual commitment, reset the exercise price of the warrant originally granted to a third party that brokered the Palladin investment from $5.00 to $1.75 per share and amended the warrant to increase the number of shares issuable thereunder by 74,285 shares of common stock. This reset of the exercise price and the amendment to the warrant resulted in a charge to operations in the amount of $95,828.

During the fourth quarter of 2003, the Company received an aggregate of $968,769 (net of financing costs) from the exercise of warrants from various holders.

The Company issued warrants to acquire 492,000 shares of common stock exercisable at $2.50 per share to the placement agents that assisted the Company in the sale of Series A Convertible Preferred Stock. Such warrants were valued at $1,506,000 utilizing the Black-Scholes valuation model. The value of the warrants was classified as a cost of equity in the consolidated statement of stockholders’ equity.

On October 27, 2004, in connection with the amendment of the Company’s senior credit facility (see Note 5 - Long Term Debt), the Company issued warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $.01 per share to its senior secured creditor. The warrants were valued at $210,000 and recorded as debt issuance costs. The warrant expires on December 31, 2014.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 12—Stockholders’ Equity (continued)

The following table summarizes the Company’s activity as it relates to its warrants for the year ended December 31, 2004:

Shares Underlying Warrants

Balance outstanding at January 1, 2004	3,351,372
Quarter ended March 31, 2004:
Granted	492,000
Exercised	(179,278)
Balance outstanding at March 31, 2004	3,664,094
Quarter ended June 30, 2004:
Granted	--
Exercised	(7,500)
Balance outstanding at June 30, 2004	3,656,594
Quarter ended September 30, 2004
Granted	--
Exercised	(361,700)
Balance outstanding at September 30, 2004	3,294,894
Quarter ended December 31, 2004
Granted	100,000
Exercised	--
Balance outstanding at September 30, 2004	3,394,894

At December 31, 2004, all outstanding warrants were exercisable at a weighted average exercise price of $2.78 per share.

Note 13—Stock Options

Equity Compensation Plans and Non-Plan Stock Options

The Company has two equity compensation plans, which were adopted in 2000 and 2001. The purpose of the plans is to provide the opportunity for grants of incentive stock options, nonqualified stock options and restricted stock to employees of the Company and its subsidiaries, certain consultants and advisors who perform services for the Company or its subsidiaries and non-employee members of the Company’s Board of Directors. The 2001 plan has several additional features, including, a salary investment option grant program that permits eligible employees to reduce their salary voluntarily as payment of two-thirds of the fair market value of the underlying stock subject to the option, with the remaining one-third of the fair market value payable as the exercise price for the option and, if specifically implemented, automatic grant program for non-employee members of the Board of Directors at periodic intervals.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 13—Stock Options (continued)

Originally, there were 600,000 shares of common stock authorized for issuance under the 2000 plan and 1,200,000 shares of common stock authorized for issuance under the 2001 plan. The number of shares authorized for issuance under the 2001 plan increases automatically on the first day of each year beginning with the year 2002 by an amount equal to the lesser of (a) three percent of the shares of common stock then outstanding or (b) 200,000 shares. Therefore, effective January 1, 2003, the number of shares of common stock available for issuance under the 2001 plan increased from 1,200,000 to 1,400,000.

In August 2004, the 2001 Plan was amended to increase the number of shares of common stock available for grant under the 2001 Plan by 2,000,000 and to increase the number of shares authorized for issuance under the 2001 plan to increase automatically on the first day of each year to 300,000.

The maximum aggregate number of shares of common stock that can be granted to any individual during any calendar year is 70,000 under the 2000 plan. Under the 2001 plan, such number was increased from 80,000 to 400,000 in August 2004.

2000 Plan Grants

As of December 31, 2004, an aggregate of 160,000 options were outstanding under the 2000 plan. Exercise prices of these options range from $5.00 to $10.00 per share (depending, among other factors, on the fair market value of the stock on the date of grant).

2001 Plan Grants

As of December 31, 2004, an aggregate of 1,099,161 options were outstanding under the 2001 plan. Exercise prices of these options range from $1.51 to $10.00 (depending, among other factors, on fair market value of the stock on the date of grant).

Non-Plan Stock Option Grants

As of December 31, 2004, the Company had outstanding an aggregate of 493,998 options outside of any stock option plan with exercise prices ranging from $.005 to $10.00 per share (depending, among other factors, on fair market value of the stock on the date of grant).

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 13—Stock Options (continued)

The table below summarizes the activity in the Company’s stock option plans for the year ended December 31, 2004:

	Incentive Options	Non-Qualified Options	Non-Plan Non-Qualified Options	Total
Outstanding as of January 1, 2004	652,941	795,973	669,000	2,117,914
Granted	70,921	--	--	70,921
Exercised	--	--	--	--
Forfeited/Expired	--	(30,000)	--	(30,000)
Outstanding as of March 31, 2004	723,862	765,973	669,000	2,158,835
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited/Expired	(95,875)	--	--	(95,875)
Outstanding as of June 30, 2004	627,987	765,973	669,000	2,062,960
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited/Expired	(14,291)	--	(175,002)	(189,293)
Outstanding as of September 30, 2004	613,696	765,973	493,998	1,873,667
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited/Expired	(80,508)	(40,000)	--	(120,508)
Outstanding as of December 31, 2004	533,188	725,973	493,998	1,753,159

As of December 31, 2004, exercisable plan and non-plan options to purchase an aggregate of 1,408,258 shares, with exercise prices ranging from $.005 to $10.00, were outstanding.

The weighted average fair value of options granted during the year ended December 31, 2004 was $4.42 per share.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 13—Stock Options (continued)

Plan activity is summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.01	112,000	7.10	$0.01	112,000	$.01
$1.51-$1.77	488,331	8.35	$1.52	348,329	$1.51
$2.60-$3.00	665,440	6.83	$2.76	593,681	$2.75
$3.10-$5.00	348,688	7.71	$4.15	220,583	$4.30
$5.50-$7.50	92,700	6.96	$6.00	87,665	$6.00
$10.00	46,000	5.40	$10.00	46,000	$10.00
	1,753,159	7.42	$2.88	1,408,258	$2.92

On February 2, 2005, the Company granted options to acquire 1,857,000 shares of common stock to certain employees with an exercise price of $1.40 per share.

Effective February 15, 2005, the Company granted options to acquire 400,000 shares of common stock to an director in connection with his appointment as Chief Executive Officer with an exercise price of $1.41 per share.

Note 14—Commitments and Contingencies

Employment Agreements

The Company is a party to various employment agreements with certain of its officers and key employees. Such employment agreements range between 1 and 3 years with annual salaries ranging from $79,000 to $250,000.

Litigation

CHD Meridian is a defendant in a lawsuit seeking a return of approximately $556,000 in payments CHD Meridian received in the ordinary course of business from a client that filed for protection under bankruptcy laws during 2003. Management believes that such amounts were not preferential payments and not subject to repayment. The outcome of this lawsuit cannot be determined. In October 2004, a pair of lawsuits failed by a separate plaintiff seeking recovery of approximately $475,000 as preference payments was settled for substantially less than the demand amount.

The Company is also involved in certain legal actions and claims on a variety of matters related to the normal course of our business. After consultation with legal counsel, management expects these matters will be resolved without any material adverse effect on our consolidated financial position or results of operations. Further, any estimated losses have been adequately provided in other accrued liabilities to the extent probable and reasonably estimable. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in circumstances relating to these procedures. (See also Note 16 - Professional Liability and Related Reserves.)

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 14—Commitments and Contingencies (continued)

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

Significant Customers

As of December 31, 2004, two customers represented 14% and 10% of the Company’s accounts receivable as reflected on the consolidated balance sheet. As of December 31, 2003, one customer represented 25% of the total accounts receivable.

For the year ended December 31, 2004, two customers accounted for 13% and 10% of the Company’s revenue as reflected on the consolidated statement of operations. For the year ended December 31, 2003, the Company had three customers which accounted for 29%, 13%, and 14% of revenue.

Risk-Sharing Contracts

From time to time the Company enters into risk-sharing contracts. A risk-sharing contract generally requires the Company to manage the health and wellness of a predetermined set of individuals for a term of three to five years. A risk-sharing contract provides that the Company is required to refund to its client a percentage of the Company’s fees if its program does not save the client an agreed upon percentage of the client’s healthcare costs. At December 31, 2004, the Company estimated $320,000 of revenue was at risk. This amount was classified as deferred revenue in other current liabilities on the consolidated balance sheet and ass not included in revenue on the consolidated statement of operations.

Operating Leases

Rental expense for operating leases was $2,284,000 and $245,000 for the year ended 2004 and 2003, respectively.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 14—Commitments and Contingencies (continued)

Future minimum cash lease commitments under all non-cancelable leases in effect at December 31, 2004 were as follows:

2005	$1,381,000
2006	1,177,000
2007	1,011,000
2008	905,000
2009	823,000
Thereafter	--
Total	$5,297,000

Note 15—Related Party Transactions

During February 2003, the Company repaid $140,000 of the $225,000 loan outstanding to a relative of the Company’s Chairman.

During February 2003, pursuant to two promissory notes, two former directors of the Company advanced $200,000 to the Company for working capital. The notes accrued interest at 8% per year and matured in February 2004.

As of June 30, 2003, the Company’s Chairman and former Chief Operating Officer, along with a former director of the Company, advanced the Company a total of $540,000 for working capital at an interest rate of 8% per year. As of December 31, 2003, the Company repaid an aggregate of $99,622 to its Chairman and other related parties.

During May 2003, certain stockholders of the Company contributed a total of 163,073 shares of common stock valued at $246,240 to an investor relations consultant for services rendered. Accordingly, the Company charged this amount to operations.

In June 2003, certain of the Company’s officers, directors and a venture capital fund managed by the Company’s Chairman converted a total $909,421, comprised of loans and advances of $790,697 (including $75,000 from a venture fund managed by the Company’s Chairman) and accrued interest of $118,724, into 519,667 shares of common stock at $1.75 per share. In addition, certain of the same parties assigned additional loans in the principal amount of $246,342, and accrued interest of $13,507, to an investor relations firm, which thereafter converted the assigned loans and interest into common stock at $1.75 per share. The price of the conversions was determined with reference to a private placement of common stock to third parties completed by the Company contemporaneously with the conversions.

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

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 15—Related Party Transactions (continued)

As of December 31, 2003, the amount due to officers and related parties amounted to $280,000, which was classified as current liabilities since they are due on demand. On March 19, 2004, the Company repaid such related party advances along with accrued interest. (See Note 5 - Long Term Debt.)

Interest expense associated with related party loans and advances amounted to $83,761 for the year ended December 31, 2003.

Note 16—Professional Liability and Related Reserves

Green Hills Insurance Company (“GHIC”), a risk retention group, was incorporated by CHD Meridian under the laws of the State of Vermont on January 14, 2004. It was subsequently issued a Certificate of Authority permitting it to transact business as a captive insurance company under the Federal Liability Risk Retention Act of 1986.

GHIC was formed to provide the primary layer of professional and general liability insurance to the Company, its subsidiaries and the Physician Groups. GHIC began to issue policies to CHD Meridian LLC, its subsidiaries and the Physician Groups effective May 1, 2004. Prior to May 1, 2004, CHD Meridian and its affiliated companies were insured for medical professional liability on a claims-made basis through commercial insurance companies. During some of such prior policy years, CHD Meridian and its affiliated companies were insured by two companies which were declared insolvent or placed under regulatory supervision.

GHIC provides medical malpractice on a claims-made basis and general liability insurance on an occurrence basis to its insured members. GHIC’s policy limits are $2,000,000 for each claim reported and $4,000,000 in the shared annual aggregate. CHD Meridian maintains excess liability insurance with other unaffiliated commercial insurance carriers above these limits.

GHIC was capitalized with $2,000,000 in cash and a $1,000,000 letter of credit under the Company’s senior secured credit facility. As of December 31, 2004, cash held by GHIC, which includes $2,000,000 contributed to GHIC’s capital, was invested in cash equivalents in accordance with the regulations promulgated by the State of Vermont and is reflected on the consolidated balance sheet as cash and cash equivalents.

Loss and loss adjustment expense reserves are recorded monthly and represent management’s best estimate of the ultimate net cost of all reported and unreported losses incurred. GHIC does not discount loss and loss adjustment expense reserves. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses. Those estimates are subject to the effects of trends in severity and frequency. Although considerable variability is inherent in such estimates, management believes the reserves for losses and loss adjustment expenses are adequate. The estimates are reviewed and adjusted continuously as experience develops or new information becomes known; such adjustments are included in current operations. To the extent claims are made against the policies in the future, the Company expects such claims to be resolved within five years of original date of claim.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Note 16—Professional Liability and Related Reserves (continued)

As of December 31, 2004, the loss reserve for unreported claims prior to the inception of GHIC was $2,000,476, which was included in other long term liabilities on the consolidated balance sheet. As of December 31, 2004, the reserve for unreported losses insured by GHIC was $729,306, which was included in other current liabilities on the consolidated balance sheet. In addition, the Company maintains a reserve of $1,610,808 for cost and settlement amounts of reported claims prior to the inception of GHIC, which as of December 31, 2004, was also included in other current liabilities on the consolidated balance sheet. Management’s estimates are based on an independent actuarial report.

Note 17—Profit Sharing and 401(k) Plans

Prior to the merger on March 19, 2004 and through December 31, 2004, the Company maintained a 401(k) profit sharing plan (the “Company Plan”) covering qualified employees, which included employer participation in accordance with the provisions of the Internal Revenue Code. The Company Plan allowed participants to make pretax contributions and the Company to match certain percentage of employee contributions depending on a number of factors, including the participant’s length of service. The profit sharing portion of the Company Plan was discretionary and noncontributory. All amounts contributed to the Company Plan were deposited into a trust fund administered by an independent trustee. The Company made no contributions to the Company Plan during 2004 and 2003.

Prior to the merger on March 19, 2004 and through December 31, 2004, CHD Meridian maintained a defined contribution benefit plan (the “CHD Meridian Plan”), which provided retirement and other benefits to CHD Meridian’s employees. Employees became eligible for participation at age 21 and upon completion of 90 consecutive days of employment. CHD Meridian matched (in cash) 50% of the employee’s elective contributions up to 2% of the employee’s compensation, plus 25% of the employee’s elective contributions from 3% to 4% of the employee’s compensation. CHD Meridian’s contributions vested over four years. CHD Meridian contributions to the CHD Meridian Plan during 2004 and 2003 were approximately $566,000 and $0, respectively.

Effective January 1, 2005, the Company adopted the CHD Meridian Plan to cover all qualified employees of the Company, its direct and indirect subsidiaries, and the Physician Groups.

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There are no changes in or disagreements with accountants on accounting or financial disclosure.

Item 8A.	Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2004, which is the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our and our consolidated subsidiaries other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

There were no changes that occurred during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

See the information set forth in the section entitled “Proposal No. 1 Election of Directors” in I-trax’s Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2004, or 2005 Proxy Statement, which is incorporated herein by reference.

Item 10.	Executive Compensation

See the information set forth in the section entitled “Executive Compensation” in the 2005 Proxy Statement, which is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the 2005 Proxy Statement, which is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions

See the information set forth in the section entitled “Certain Relationships and Related Transactions” in the 2005 Proxy Statement, which is incorporated herein by reference.

Item 13.	Exhibits

Number	Exhibit Title

2.1
Merger Agreement, dated as of December 26, 2003, by and among I-trax, Inc. Meridian Occupational Healthcare Associates, Inc., doing business as CHD Meridian Healthcare, DCG Acquisition, Inc., and CHD Meridian Healthcare, LLC. (Incorporated by reference to Exhibit 2.1 to I-trax, Inc.’s Current Report on Form 8-K, filed on December 29, 2003.)

2.2
Amendment to Merger Agreement, dated February 4, 2004, by and among I-trax, Inc. Meridian Occupational Healthcare Associates, Inc., doing business as CHD Meridian Healthcare, DCG Acquisition, Inc., and CHD Meridian Healthcare, LLC. (Incorporated by reference to Appendix A to I-trax, Inc.’s Proxy Statement dated, and filed on, February 6, 2004.)

3.1
Certificate of Incorporation of I-trax, Inc. filed on September 15, 2000. (Incorporated by reference to Exhibit 3.1 to I-trax, Inc.’s Registration Statement on Form S-4, Registration No. 333-48862, filed on October 27, 2000.)

3.2
Certificate of Amendment to Certificate of Incorporation of I-trax, Inc. filed on June 4, 2001. (Incorporated by reference to Exhibit 3.2 to I-trax, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, filed on April 4, 2002.)

3.3
Certificate of Amendment to Certificate of Incorporation of I-trax, Inc. filed on January 2, 2003. (Incorporated by reference to Exhibit 3.3 to I-trax, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, filed on April 15, 2003.)

3.4	Amended and Restated Bylaws of I-trax, Inc.

4.1
Form of Common Stock certificate of I-trax, Inc.’s Common Stock. (Incorporated by reference to Exhibit 4.1 to I-trax, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, filed on April 4, 2002.)

4.2
Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of I-trax, Inc. filed on March 19, 2004. (Incorporated by reference to Exhibit 4.2 to I-trax, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2003, filed on April 8, 2004.)

4.3
Form of warrant certificate of I-trax, Inc. issued to private placement participants in private placement closed on October 31, 2003. (Incorporated by reference to Exhibit 4.1 to I-trax, Inc.’s Registration Statement on Form S-3, Registration No. 333-110891, filed on December 3, 2003.)

4.4
Financial Advisor’s Warrant Agreement between Westminster Securities Corporation and I-trax, Inc. dated as of May 23, 2003, with a form of warrant attached. (Incorporated by reference to Exhibit 4.2 to I-trax, Inc.’s Registration Statement on Form S-3, Registration No. 333-110891, filed on December 3, 2003.)

4.5
Financial Advisor’s Warrant Agreement between Westminster Securities Corporation and I-trax, Inc. dated as of October 31, 2003, with a form of warrant attached. (Incorporated by reference to Exhibit 4.3 to I-trax, Inc.’s Registration Statement on Form S-3, Registration No. 333-110891, filed on December 3, 2003.)

4.6
Financial Advisor’s Warrant Agreement between Westminster Securities Corporation and I-trax, Inc. dated as of December 11, 2003, with a form of warrant attached. (Incorporated by reference to Exhibit 4.4 to I-trax, Inc.’s Registration Statement on Form S-3, Amendment No. 1, Registration No. 333-110891, filed on February 2, 2004.)

4.7
Form of warrant certificate of I-trax, Inc. issued as of March 19, 2004 to placement agents of Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.7 to I-trax, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2003, filed on April 8, 2004.)

4.8
Form of Common Stock Warrant Certificate of I-trax, Inc. issued effective November 1, 2004 to Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to I-trax, Inc.’s Current Report on Form 8-K filed on October 29, 2004.)

10.1
Lease Agreement dated April 10, 2000, between I-Trax.com, Inc. and OLS Office Partners, L.P. (Incorporated by reference to Exhibit 10.1 to I-Trax.com, Inc.’s Quarterly Report Form 10-QSB for the quarter ended June 30, 2000, filed on August 14, 2000.)

10.2
Lease Agreement dated May 28, 2002, between I-trax, Inc. and F & J Enterprises, Inc. dba Bedford Plaza. (Incorporated by reference to Exhibit 10.23 to I-trax, Inc.’s Registration Statement on Form SB-2, Amendment No. 1, Registration No. 333-87134, filed on July 11, 2002.)

10.3
Lease Agreement dated January 2002, between Burton Hills IV Partnership and Meridian Occupational Healthcare Associates, Inc., d/b/a CHD Meridian Healthcare. (Incorporated by reference to Exhibit 10.1 to I-trax, Inc.’s Quarterly Report Form 10-QSB for the quarter ended March 30, 2004, filed on May 14, 2004.)

10.4
Lease Agreement made as on August 12, 2004, by and between Henderson Birmingham Associates and I-trax Health Management Solutions, Inc. (Incorporated by reference to Exhibit 10.1 to I-trax, Inc.’s Quarterly Report Form 10-QSB for the quarter ended September 30, 2004, filed on November 15, 2004.)

10.5
Guarantee and Suretyship Agreement made as on August 12, 2004, by I-trax, Inc. for the benefit of Henderson Birmingham Associates. (Incorporated by reference to Exhibit 10.2 to I-trax, Inc.’s Quarterly Report Form 10-QSB for the quarter ended September 30, 2004, filed on November 15, 2004.)

10.6	I-trax, Inc. 2000 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.16 to I-Trax.com, Inc.’s Registration Statement on Form 10-SB, files on April 10, 2000.)

10.7
I-trax, Inc. Amended and Restated 2001 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.3 to I-trax, Inc.’s Quarterly Report Form 10-QSB for the quarter ended September 30, 2004, filed on November 15, 2004.)

10.8
License and Maintenance Agreement dated as of September 30, 2002, between I-trax, Inc. and UICI, Inc. (Incorporated by reference to Exhibit 10 to I-trax, Inc.’s Current Report on Form 8-K, filed on October 9, 2002.)

10.9
Employment Agreement effective as of December 29, 2000, between I-trax Health Management Solutions, Inc. (f/k/a I-Trax.com, Inc.) and Frank A. Martin. (Incorporated by reference to Exhibit 10.17 to I-Trax.com, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, filed on April 2, 2001.)

10.10
Employment Agreement dated as of January 1, 2000, between Meridian Occupational Healthcare Associates, Inc. and Haywood D. Cochrane, Jr. (Incorporated by reference to Exhibit 10.10 to I-trax, Inc.’s Annual Report on Report Form 10-KSB for the year ended December 31, 2003, filed on April 8, 2004.)

10.11
Employment Agreement dated November 17, 2004, between I-trax, Inc. and David R. Bock. (Incorporated by reference to Exhibit 10.1 to I-trax, Inc.’s Current Report on Form 8-K, filed on November 22, 2004.)

10.12
Employment Agreement dated November 17, 2004, between I-trax, Inc. and Yuri Rozenfeld. (Incorporated by reference to Exhibit 10.2 to I-trax, Inc.’s Current Report on Form 8-K, filed on November 22, 2004.)

10.13	Employment Agreement dated March 14, 2005, between I-trax, Inc. and R. Dixon Thayer.

10.14
Credit Agreement dated as of March 19, 2004, by and among I-trax, Inc., all subsidiaries of I-trax, Inc. that are parties to the Credit Agreement, and Bank of America, N.A. (Incorporated by reference to Exhibit 10.11 to I-trax, Inc.’s Annual Report on Report Form 10-KSB for the year ended December 31, 2003, filed on April 8, 2004.)

10.15
First Amendment to Credit Agreement dated as of June 1, 2004, by and among I-trax, Inc., all subsidiaries of I-trax, Inc. that are parties to the Credit Agreement, and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to I-trax, Inc.’s Quarterly Report Form 10-QSB for the quarter ended June 30, 2004, filed on August 18, 2004.)

10.16
Second Amendment to Credit Agreement dated as of July 1, 2004, by and among I-trax, Inc., all subsidiaries of I-trax, Inc. that are parties to the Credit Agreement, and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to I-trax, Inc.’s Quarterly Report Form 10-QSB for the quarter ended June 30, 2004, filed on August 18, 2004.)

10.17
Third Amendment to Credit Agreement dated as of August 12, 2004, by and among I-trax, Inc., all subsidiaries of I-trax that are parties to the Credit Agreement, and Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 to I-trax, Inc.’s Quarterly Report Form 10-QSB for the quarter ended June 30, 2004, filed on August 18, 2004.)

10.18
Fourth Amendment to Credit Agreement, dated October 27, 2004, by and among I-trax, Inc., all subsidiaries of I-trax, Inc. that are parties to the Credit Agreement and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to I-trax, Inc.’s Current Report on Form 8-K filed on October 29, 2004.)

21	Subsidiaries of I-trax, Inc.

23	Consent of Goldstein Golub Kessler LLP.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accounting Fees and Services

    See the information set forth in the section entitled “Principal Accounting Fees and Services” in the 2005 Proxy Statement, which is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 29, 2005.

I-TRAX, INC.

By: /s/ R. Dixon Thayer
R. Dixon Thayer, Chief Executive Officer

By: /s/ David R. Bock
David R. Bock, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Haywood D. Cochrane, Jr. Haywood D. Cochrane, Jr.	Vice-Chairman and Director	March 29, 2005

/s/ Philip D. Green Philip D. Green	Director	March 29, 2005

/s/ Dr. Michael M.E. Johns Dr. Michael M.E. Johns	Director	March 29, 2005

/s/ Gail F. Lieberman Gail F. Lieberman	Director	March 29, 2005

/s/ Dr. David Nash Dr. David Nash	Director	March 29, 2005

/s/ Frank A. Martin Frank A. Martin	Chairman and Director	March 29, 2005

/s/ R. Dixon Thayer R. Dixon Thayer	Chief Executive Officer and Director	March 29, 2005