Form 10-Q
period 2005-03-31
I TRAX INC
filed 2005-05-16
CIK 1110189

United States
Securities And Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-31584

I-TRAX, INC.
(Exact name of registrant as specified in its charter)

Delaware	23-3057155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4 Hillman Drive, Suite 130
Chadds Ford, Pennsylvania 19317

(Address of principal executive offices)
(Zip Code)

(610) 459-2405
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes [  ]  No [X]

As of May 13, 2005, there were 30,562,465 shares of the registrant’s $0.001 par value common stock outstanding.

TABLE OF CONTENTS

Item	Page

Part I - Financial Information
1.	Financial Statements	3
	Report of Independent Registered Public Accounting Firm	3
	Condensed Consolidated Balance Sheets at March 31, 2005 and December 31, 2004	4
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004	7
	Notes to Condensed Consolidated Financial Statements	8
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
3.	Quantitative and Qualitative Disclosure About Market Risks	23
4.	Controls and Procedures	23

Part II - Other Information

1.	Legal Proceedings	23
2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
3.	Defaults Upon Senior Securities	24
4.	Submission of Matters to a Vote of Security Holders	24
5.	Other Information	24
6.	Exhibits	24

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of I-trax, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of I-trax, Inc. (a Delaware corporation) and Subsidiaries as of March 31, 2005, and the related condensed consolidated statements of operations, and cash flows for the three month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 4, 2005 (except for the last two paragraphs of Note 13, as to which the date is February 15, 2005), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

April 27, 2005

I-TRAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS
	March 31, 2005 (Unaudited)	December 31, 2004
Current assets
Cash and cash equivalents	$4,774	$3,805
Accounts receivable, net	19,678	13,959
Deferred tax asset	1,054	1,198
Other current assets	1,418	1,978
Total current assets	26,924	20,940

Property and equipment, net	7,295	6,719
Goodwill	60,044	61,390
Customer list, net	20,753	21,182
Other intangible assets, net	1,583	1,860
Other long term assets	61	61

Total assets	$116,660	$112,152

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$7,015	$6,118
Accrued expenses	5,020	3,896
Net liabilities of discontinued operations	1,299	1,299
Other current liabilities	12,259	9,601
Total current liabilities	25,593	20,914

Note payable	10,758	8,308
Deferred tax liability	1,526	1,526
Accrued purchase price (Note 5. Business Combination)	5,596	7,294
Other long term liabilities	2,347	2,347

Total liabilities	45,820	40,389

Stockholders’ equity
Preferred stock - $.001 par value, 2,000,000 shares authorized, 1,058,283 and 1,070,283 issued and outstanding, respectively	1	1
Common stock - $.001 par value, 100,000,000 shares authorized 26,382,703 and 26,226,818 shares issued and outstanding, respectively	25	25
Additional paid in capital	129,896	130,399
Accumulated deficit	(59,082)	(58,662)
Total stockholders’ equity	70,840	71,763

Total liabilities and stockholders’ equity	$116,660	$112,152

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2005 and 2004
(Unaudited)
(in thousands, except share data)

	2005	2004

Net revenue	$27,465	$1,447

Costs and expenses
Operating expenses	21,151	697
General and administrative expenses	5,503	2,021
Depreciation and amortization	1,052	435
Total costs and expenses	27,706	3,153

Operating loss	(241)	(1,706)

Other expenses
Interest expense	127	613
Amortization of financing costs	45	35
Other expenses	--	350
Total other expenses	172	998

Loss before provision for income taxes	(413)	(2,704)

Provision for income taxes	7	--

Net loss	(420)	(2,704)

Less preferred stock dividend	(525)	--

Less deemed dividends applicable to preferred stockholders	--	(15,820)

Net loss applicable to common stockholders	$(945)	$(18,524)

Loss per common share, basic and diluted	$(0.04)	$(1.20)

Weighted average number of shares outstanding, basic and diluted	26,319,748	15,405,353

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2005 and 2004
(Unaudited)
(in thousands, except share data)

	2005	2004
Operating activities:
Net loss	$(420)	$(2,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,052	435
Accretion of discount on notes payable charged to interest expense and beneficial conversion value of debenture	--	573
Increase in fair value of common stock warrants	--	350
Amortization of financing costs	45	34

Changes in operating assets and liabilities, net of effects of acquisition:
Increase in accounts receivable	(5,719)	(668)
Decrease in deferred tax asset	144	--
Decrease in other current assets	560	20
Increase/(decrease) in accounts payable	897	(102)
Increase in accrued expenses	1,124	70
Increase in other current liabilities	1,808	236
Net cash used in operating activities	(509)	(1,756)

Investing activities:
Purchases of property, plant and equipment	(967)	(169)
Acquisition of CHD Meridian, net of acquired cash	--	(18,134)
Net cash used in investing activities	(967)	(18,303)

Financing activities:
Principal payments on capital leases	(5)	(18)
Repayment to related parties	--	(280)
Repayment of note payable	--	(618)
Proceeds from exercise of warrants	--	30
Proceeds from bank credit facility, net of issuance costs	2,450	11,850
Proceeds from sale of preferred stock, net of issuance costs	--	23,510
Redemption of preferred stock	--	(5,000)
Net cash provided by financing activities	2,445	29,474
Net increase in cash and cash equivalents	969	9,415
Cash and cash equivalents at beginning of period	3,805	574
Cash and cash equivalents at end of period	$4,774	$9,989

(Continues on following page.)

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the three months ended March 31, 2005 and 2004
(Unaudited)
(in thousands, except share data)

(Continues from previous page.)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$157	$209
Income taxes	$115	$--

Schedule of non-cash investing and financing activities:

Reclassification of common stock warrants to paid in capital	$--	$3,110
Issuance of common stock in connection with conversion of promissory note and other settlement	$--	$71
Issuance of common stock in connection with conversion of debenture payable	$--	$747
Beneficial conversion feature in connection with issuance of preferred stock	$--	$15,820
Issuance of common and preferred stock in connection with the acquisition of CHD Meridian	$--	$46,300
Reduction in Accrued purchase price (see Note 5. Business Combination)	$1,346	$--
Preferred stock dividend	$525	$79
Conversion of accrued dividends to common stock	$22	$--
Purchase of all capital stock of CHD Meridian and assumption of liabilities in the acquisition as follows:
Fair value of non-cash tangible assets acquired	$--	$17,257
Goodwill	--	36,814
Customer list	--	29,184
Other intangibles	--	1,167
Cash paid, net of cash acquired (includes $85 of transaction costs incurred in a prior period)	--	(18,219)
Common stock issued	--	(36,300)
Preferred stock issued	--	(10,000)
Liabilities assumed	$--	$19,903

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. ORGANIZATION

I-trax, Inc. (the “Company”) was incorporated in the State of Delaware on September 15, 2000. On March 19, 2004, the Company consummated a merger with Meridian Occupational Healthcare Associates, Inc., a private company, which did business as CHD Meridian Healthcare (“CHD Meridian”). (See Note 5. Business Combination.)

Following the merger, the Company offers services ranging from on-site health related services such as occupational health, primary care, corporate health, and pharmacy to personalized health management programs.

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

2. BASIS OF PRESENTATION AND INTERIM RESULTS

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and cash flows for the three months ended March 31, 2004 do not include the operations of CHD Meridian even though the merger was consummated on March 19, 2004 because the Company and CHD Meridian agreed for accounting purposes to consolidate results of operations effective as of April 1, 2004.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the financial information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 30, 2005. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. All adjustments are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. BASIS OF PRESENTATION AND INTERIM RESULTS (continued)

These condensed consolidated financial statements also include the balance sheet of CHD Meridian LLC, its wholly owned subsidiaries, the Physician Groups and Green Hills Insurance, a risk retention group (see Note 9. Risk Retention Group). The financial statements of the Physician Groups are consolidated with CHD Meridian LLC in accordance with the nominee shareholder model of Emerging Issues Task Force (“EITF”) Issue No. 97-2, “Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements.” CHD Meridian LLC has unilateral control over the assets and operations of the Physician Groups. Control of the Physician Groups is perpetual and other than temporary because of the nominee shareholder model and the management agreements between the entities. The net tangible assets of the Physician Groups were not material at March 31, 2005 and 2004.

The Company records pass-through pharmaceutical purchases on a net basis in compliance with EITF Issue No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent.” The amounts of pass-through pharmaceuticals purchased by the Company for the three months ended March 31, 2005 and 2004 were $31,800,110 and $21,531,000, respectively.

As shown in the condensed consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit. The Company has borrowed funds under its senior secured credit facility (see Note 6. Long Term Debt) and has entered into agreements with new customers which management expects to provide increased revenue. The Company believes these measures will sustain operations through December 31, 2005.

3. INCOME (LOSS) PER SHARE

Loss per common share is computed pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic loss per share is computed as net loss available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock. As of March 31, 2005 and 2004, 17,868,999 and 17,822,929 shares, respectively, issuable upon exercise of options, warrants and convertible preferred stock were excluded from the diluted loss per share computation because their effect would be anti-dilutive.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. STOCK-BASED COMPENSATION COST

At March 31, 2005, the Company had equity incentive plans, which are described more fully in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The Company accounts for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation expense is recognized based on the intrinsic value of compensatory options or shares granted under the plans.

If the Company had measured compensation cost for the stock options granted under the fair value based method subscribed by SFAS 123, “Accounting for Stock-Based Compensation,” net loss per share would have been increased to the following pro forma amounts:

	For the three months ended March 31, 2005	For the three months ended March 31, 2004

Net loss as reported	$(420,000)	$(2,704,000)

Deduct stock based employee compensation expense determined under fair value based methods for all awards	(339,000)	(217,000)

Pro forma net loss	$(759,000)	$(2,921,000)

Basic and diluted net loss per share as reported	$(0.04)	$(1.20)

Pro forma basic and diluted net loss per share	$(0.05)	$(1.22)

The above pro forma disclosure may not be representative of the effects on reported net operations for future years as options vest over several years and the Company may continue to grant options to employees.

The fair market value of each option grant is estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

Dividend yield	0.00%
Expected volatility	80% - 112%
Risk-free interest rate	4%
Expected life	5 years

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. BUSINESS COMBINATION

On March 19, 2004, the Company merged with CHD Meridian, a privately held company and a major provider of outsourced, employer-sponsored healthcare services.

As of December 31, 2004, the Company had recorded a liability of $7,294,000 as accrued purchase price on the condensed consolidated balance sheet for the value of 3,859,200 shares of common stock issuable pursuant to the merger agreement. Please see the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 for further information. The liability was recorded using the market value of the shares on December 31, 2004, or $1.89. On April 5, 2005, the shares held in escrow pursuant to the merger agreement were released. The market value of the Company’s common stock on April 5, 2005 was $1.45. Consequently, the Company reduced its liability for the issuance of these shares by $1,698,000, approximating the liability for the fair value of the shares released on April 5, 2005, which was offset against goodwill.

During the three months ended March 31, 2005, the Company established an additional liability for a cash bonus plan for certain non-executive employees of CHD Meridian. The total liability of the cash bonus plan was estimated at $352,000, which was recorded as an increase to goodwill pursuant to the merger agreement. In March 2005, the Company paid $268,000 pursuant to the cash bonus plan. The remaining $84,000 is classified in other current liabilities in the condensed consolidated balance sheet and was distributed in April 2005.

The following are the Company’s unaudited pro forma results of operations for the three months ended March 31, 2004, giving effect to the acquisition of CHD Meridian as though the transaction had occurred on January 1, 2003. The results exclude transaction costs of $1,938,000 and transaction related bonuses and termination pay of $832,000 included in the CHD Meridian and the Company’s statements of operations, respectively. The pro forma results also include adjustments to amortization expense associated with the intangibles acquired and interest expense related to the new senior secured credit facility.

	March 31, 2005 (Actual)	March 31, 2004 (Pro Forma)

Net revenue	$27,465,000	$24,802,000

Operating loss	(241,000)	(264,000)

Net loss	(420,000)	(1,413,000)

Loss per share	$(0.04)	$(0.06)

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. LONG TERM DEBT

The Company, certain of its direct and indirect subsidiaries, and Bank of America, N.A., are parties to a senior secured credit facility pursuant to a Credit Agreement dated March 19, 2004, as amended from time to time. The parties entered into a Fifth Amendment to the Credit Agreement effective March 31, 2005. Under the Fifth Amendment, the aggregate amount available under the facility was increased temporarily by $3,000,000 from $14,000,000 to $17,000,000. The amount available under the facility decreased to $16,000,000 on April 30, 2005, and will decrease to $15,000,000 on May 31, 2005 and to $14,000,000 on June 30, 2005.

As of March 31, 2005, the Company had $10,758,000 outstanding under the credit facility, which was classified as long term, and an aggregate of $3,000,000 under letters of credit. The Company had $3,242,000 available under the credit facility at March 31, 2005.

7. COMMITMENTS AND CONTINGENCIES

Litigation

CHD Meridian is a defendant in a lawsuit seeking a return of approximately $556,000 in payments received in the ordinary course of business from a client that filed for protection under bankruptcy laws during 2003. Management believes that such amounts were not preference payments, and as such are not subject to repayment. The outcome of this lawsuit, however, cannot be determined.

CHD Meridian is also involved in certain legal actions and claims on a variety of matters related to the normal course of business. Management believes that such legal actions will not have a material effect on the results of operations or the financial position of the Company. (See also Note 9. Risk Retention Group.)

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

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. COMMITMENTS AND CONTINGENCIES (continued)

Management believes that the Company is in compliance with fraud and abuse statutes as well as other applicable government laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time.

Significant Customers

As of March 31, 2005, two customers represented 21% and 12% of the Company’s accounts receivable as reflected on the condensed consolidated balance sheets. As of March 31, 2004, one customer represented 39% of the total accounts receivable.

For the three months ended March 31, 2005, one customer accounted for 13% of the Company’s revenue as reflected on the condensed consolidated statement of operations. For the three months ended March 31, 2004, one customer of the Company accounted for 33% of the Company’s revenue (which excludes any CHD Meridian revenue) as reflected on the condensed consolidated statements of operations.

For the three months ended March 31, 2004, one customer of the Company accounted for 15% of the Company’s revenue on a pro forma basis as if the merger had been effective as of January 1, 2003.

Risk-Sharing Contracts

From time to time the Company enters into risk-sharing contracts. A risk-sharing contract generally requires the Company to manage the health and wellness of a predetermined set of individuals for a term of three to five years. A risk-sharing contract provides that the Company is required to refund to its client a percentage of the Company’s fees if its program does not save the client an agreed upon percentage of the client’s healthcare costs. At March 31, 2005, the Company estimated $412,000 of revenue was at risk, an increase of $92,000 from December 31, 2004. This amount was classified as deferred revenue in other current liabilities on the condensed consolidated balance sheet and was not included in revenue.

8. STOCKHOLDERS’ EQUITY

Common Stock

The Company has 100,000,000 authorized shares of common stock. As of March 31, 2005, the Company had issued and outstanding 26,382,703 shares, which excludes 3,859,200 shares held in escrow for purposes of the CHD Meridian merger earn out (see Note 5. Business Combination).

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. STOCKHOLDERS’ EQUITY (continued)

Stock Options

The table below summarizes the activity in the Company’s stock option plans for the three months ended March 31, 2005:

	Incentive Options	Non-Qualified Options	Non-Plan Non-Qualified Options	Total
Outstanding as of January 1, 2005	533,188	725,973	493,998	1,753,159
Granted	1,602,381	653,619	--	2,256,000
Exercised	--	--	--	--
Forfeited/Expired	(57,507)	(20,000)	--	(77,507)
Outstanding as of March 31, 2005	2,078,062	1,359,592	493,998	3,931,652

As of March 31, 2005, exercisable plan and non-plan options to purchase an aggregate of 1,509,920 shares, with exercise prices ranging from $.01 to $10.00, were outstanding.

On February 2, 2005, the Company granted options to acquire 1,856,000 shares of common stock to certain employees with an exercise price of $1.40 per share, which equaled the market value at the date of grant.

Effective February 15, 2005, the Company granted options to acquire 400,000 shares of common stock to a director in connection with his appointment as Chief Executive Officer with an exercise price of $1.41 per share, which equaled the market value at the date of grant.

Plan activity is summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.01	112,000	6.85	$.01	112,000	$.01
$1.40-$1.77	2,744,331	9.59	$1.42	461,662	$1.49
$2.60-$3.00	660,050	6.59	$2.76	601,702	$2.75
$3.10-$5.00	305,571	7.27	$4.22	224,856	$4.37
$5.50-$7.50	66,700	6.65	$6.00	66,700	$6.00
$10.00	43,000	5.14	$10.00	43,000	$10.00
	3,931,652	8.73	$2.00	1,509,920	$2.76

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. RISK RETENTION GROUP

Since 2004, the Company has secured medical malpractice and general liability insurance for certain of its direct and indirect subsidiaries through Green Hills Insurance Company, a Risk Retention Group (“GHIC”), incorporated as a subsidiary of CHD Meridian LLC under the laws of the State of Vermont. In years prior to 2004, the Company secured such insurance in the commercial market.

On an annual basis, the Company uses independent actuaries to estimate its exposures for claims obligations (for both asserted and unasserted claims) related to deductibles and exposures in excess of coverage limits, and the Company maintains reserves for these obligations. Loss and loss adjustment expense reserves are recorded monthly and represent management’s best estimate of the ultimate net cost of all reported and unreported losses incurred. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses. Those estimates are subject to the effects of trends in claim severity and frequency. Although considerable variability is inherent in such estimates, management believes the reserves for losses and loss adjustment expenses are adequate. The estimates are reviewed and adjusted continuously as experience develops or new information becomes known; such adjustments are included in current operations.

As of March 31, 2005, the loss reserve for unreported claims prior to the inception of GHIC was $2,000,000, which was included in other long term liabilities on the condensed consolidated balance sheet. As of March 31, 2005, the reserve for unreported losses insured by GHIC was $1,058,000, which was included in other current liabilities on the condensed consolidated balance sheet. The Company maintains a reserve of $1,611,000 for cost and settlement amounts of reported claims prior to the inception of GHIC which is also included in other current liabilities on the condensed consolidated balance sheet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of I-trax, Inc. and its subsidiaries should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing on the preceding pages as well as our audited financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on March 30, 2005.

Forward Looking Statements

The following discussion also contains forward-looking statements. All statements, other than statements of historical facts, included in this quarterly report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements, and readers of this report should not place undue reliance on our forward-looking statements. Actual results or events could differ, possibly materially, from the plans, intentions and expectations disclosed in our forward-looking statements. We have identified important factors in the cautionary statements below and in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 that we believe could cause actual results or events to differ, possibly materially, from our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We undertake no duty to update these forward-looking statements, even though our situation may change in the future.

Risk Considerations

You are cautioned not to place undue reliance on the statements and other discussion set forth in this quarterly report. These statements and other discussion, speak only as of the date this quarterly report is filed with the Securities and Exchange Commission, and these statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Factors that may cause actual results to differ materially from management expectations include, but are not limited to:

•	effects of increasing competition for contracts to establish and manage employer-dedicated pharmacies and clinics;

•	loss of advantageous pharmaceutical pricing;

•	inability to meet covenants and financial tests related to our senior secured credit facility;

•	long and complex sales cycle;

•	loss of a major client;

•	cost pressures in the healthcare industry;

•	exposure to professional liability claims and a failure to manage effectively our professional liability risks;

•	economic uncertainty; and

•	each of the factors discussed under “Item 1 - Description of Business - Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Regulation S-X. In our opinion, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments necessary to present fairly our financial position as of March 31, 2005 and the results of the operations and cash flows for the three months ended March 31, 2005. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the covered periods. We base our estimates and judgments on our historical experience and on various other factors that we believe are reasonable under the circumstances. We evaluate our estimates and judgments, including those related to revenue recognition, bad debts, and goodwill and other intangible assets on an ongoing basis. Notwithstanding these efforts, there can be no assurance that actual results will not differ from the respective amount of those estimates.

Business Overview

I-trax is an integrated health and productivity management company formed by the merger on March 19, 2004 of I-trax, Inc. and Meridian Occupational Healthcare Associates, Inc., which did business as CHD Meridian Healthcare. We offer a range of health and productivity-related services to large, self-insured employers. Our services can be integrated or blended as necessary or appropriate based on each client’s needs. They include on-site health related services such as occupational health, primary care, corporate health, and pharmacy, which were historically offered by CHD Meridian Healthcare. We believe we are the nation’s largest provider of on-site corporate health management services. Our services also encompass various personalized health management programs, which were historically offered by I-trax.

We believe our service offerings improve the health status of employee populations and manage the upward claim trend experienced by employers and employees, self-insured employers and government agencies. By proactively managing our clients’ existing healthcare needs, we believe our programs reduce later need for critical care and related costs, increase productivity, reduce absenteeism, improve health status of both active employees and retirees, and reduce overall costs.

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

We provide services to approximately 127 clients, including automotive and automotive parts manufacturers, consumer products manufacturers, large financial institutions, health plans, integrated delivery networks, and third party administrators. For 90 of such clients, we operated 181 on-site facilities in 30 states, and, for 37 of such clients, we provided a variety of health management programs. Our client retention rate has been high because we establish strong client relationships that are supported by the critical nature of our services, the benefits achieved by employer and employee constituents, and the utilization of multi-year service contracts.

Critical Accounting Policies

A summary of significant accounting policies is disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2004. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-KSB for the year ended December 31, 2004. There have been no changes in the nature of our critical accounting policies or the application of those policies since December 31, 2004.

CHD Meridian Healthcare Merger

We merged with CHD Meridian Healthcare on March 19, 2004. The total value of the merger consideration was approximately $79,232,000. The results of operations for the three months ended March 31, 2004 do not include the results of operations for CHD Meridian because we agreed for accounting purposes to consolidate results of operations effective as of April 1, 2004.

Key Financial Trends and Analytical Points

Discussion below, to the extent it concerns our results and performance for the quarter ended March 31, 2004, assumes that the merger took effect on January 1, 2003.

Revenue Trend. Our revenue increased for the second consecutive quarter, particularly in our primary care and pharmacy lines of business. Excluding early termination fees of approximately $150,000 and $800,000 we received during the three months ended March 31, 2005 and December 31, 2004, respectively, revenue increased 6.6% and 6.2% during the quarters as compared to revenues of the immediately preceding quarters. Including early termination fees, revenue increased 3.9% and 9.5% during such quarters. Over the last two quarters, we have launched 21 new on-site facilities, including 6 in the three month period ended March 31, 2005. We are also seeing an increase in the number of customer inquiry and requests for feasibility studies and proposals for new facilities.

We do not include pass-through pharmaceutical sales in our net revenue. For the three months ended March 31, 2005, these sales were $31,800,000 compared to $21,531,000 for the three months ended March 31, 2004. This growth in pass-through pharmacy sales is driven by the increased utilization of our on-site pharmacies as well as the launch of our new mail-order pharmacy program in the first quarter of 2005.

Profitability. Consolidated gross profit contribution, that is net revenue less direct costs of operations (or operating costs on the condensed consolidated income statements), was $6,314,000, or 23.0%, for the quarter ended March 31, 2005 as compared to $6,077,000, or 24.5% for the quarter ended March 31, 2004. The prior year figure includes technology license fees of $500,000, a business that we have de-emphasized over the past 12 months. Excluding such revenue, our gross margin for the quarter ended March 31, 2004 was 22.5%. Over the past four quarters, our gross margin has ranged from 21.6% to 26.2% and averaged 23.2%. For the quarter ended March 31, 2005, our gross margin was reduced by the implementation costs associated with launching 21 new sites over the past two quarters. We expect to see a modest improvement in gross margin as these sites ramp up operations over the next several months.

General and administrative expenses increased to $5,503,000 for the quarter ended March 31, 2005 from $5,083,000 for the quarter ended March 31, 2004 and from $5,243,000 for the quarter ended December 31, 2004. This increase is due to a number of non-compensation related expenses including costs of preparing for compliance with the requirements arising out of the Sarbanes-Oxley Act of 2002.

Our net loss for the quarter ended March 31, 2005, remained consistent with our results for the quarter ended December 31, 2004, after eliminating the effects of approximately $150,000 and $800,000, respectively, of early termination fees.

Working Capital. At March 31, 2005, we had working capital of $1,331,000, as compared to working capital of $26,000 at December 31, 2004 and a working capital deficit of $2,765,000 at September 30, 2004. During the quarter ended March 31, 2005, we amended our credit facility to increase availability on our credit line to accommodate higher than anticipated start-up costs and the additional working capital needs of our new on-site facilities. We increased the balance outstanding under our credit facility to $10,758,000 at March 31, 2005.

Management Changes. Our board of directors appointed R. Dixon Thayer as chief executive officer, and Mr. Thayer commenced his duties effective February 15, 2005. Our board of directors also appointed Raymond (Ray) J. Fabius, M.D. as president and chief medical officer, and we expect Dr. Fabius to commence his duties effective May 16, 2005. Biographical information on Messrs. Thayer and Fabius is set out in our Current Reports on Form 8-K filed on February 16, 2005 and May 3, 2005, respectively.

Results of Operations

We commenced reporting financial results that include CHD Meridian Healthcare operations beginning as of April 1, 2004, and consequently, our historic results for the three month period ended March 31, 2004 only reflect the separate operations of I-trax. Accordingly, in addition to providing comparative analysis on a historical basis, we are also providing supplemental unaudited pro forma information that we believe is useful to understand how our results of operations have performed on a comparative basis as if the acquisition of CHD Meridian Healthcare occurred on January 1, 2003.

Three Months ended March 31, 2005 (Actual) Compared to Three Months ended March 31, 2004 (Actual)

Revenue for the three months ended March 31, 2005 was $27,465,000, an increase of $26,018,000 from $1,447,000 for the three months ended March 31, 2004. The substantial increase was the result of the CHD Meridian Healthcare acquisition.

Operating expenses, which represent our direct costs associated with services to clients, amounted to $21,151,000 for the three months ended March 31, 2005, an increase of $20,454,000 from $697,000 for the three months ended March 31, 2004. The substantial increase was the result of the CHD Meridian Healthcare acquisition.

General and administrative expenses, which represent our corporate costs, increased to $5,503,000 for the three months ended March 31, 2005 from $2,021,000 for the three months ended March 31, 2004. The increase of $3,482,000 is primarily attributable to an increase of $3,837,000 related to the CHD Meridian Healthcare operations.

Depreciation and amortization expenses were $1,052,000 for the three months ended March 31, 2005, an increase of $617,000 as compared to $435,000 for the three months ended March 31, 2004. Approximately $480,000 of the increase relates to amortization for the intangibles resulting from the CHD Meridian transaction. An additional $67,000 is attributable to amortization of certain software investments that commenced in December 2004.

Interest expense for the three months ended March 31, 2005 was $127,000, representing a decrease of $486,000, or 79%, from $613,000 for the three months ended March 31, 2004. For the three months ended March 31, 2005, interest expense includes interest payable under our senior secured credit facility. For the three months ended March 31, 2004, interest expense includes a charge of $573,000 attributable to the unamortized portion of the discount and beneficial conversion value associated with a convertible debenture.

Amortization of financing costs for the three months ended March 31, 2005 was $45,000, representing an increase of $10,000, or 29%, from $35,000 for the three months ended March 31, 2004.

For the three months ended March 31, 2005, our net loss was $420,000, as compared to a net loss of $2,704,000 for the three months ended March 31, 2004.

Three Months ended March 31, 2005 (actual) Compared to Three Months ended March 31, 2004 (pro forma)

The following are our unaudited pro forma results of operations giving effect to the acquisition of CHD Meridian Healthcare as though the transaction had occurred on January 1, 2003. The results exclude transaction costs of $1,938,000 and transaction related bonuses and termination pay of $832,000 included in CHD Meridian Healthcare’s and our statements of operations, respectively. The pro forma results also include adjustments to amortization expense associated with the intangibles acquired and interest expense related to the new credit facility.

	Three Months Ended March 31, 2005 (Actual)	Three Months Ended March 31, 2004 (Pro Forma)

Net revenue	$27,465,000	$24,802,000

Operating loss	(241,000)	(264,000)

Net loss	(420,000)	(1,413,000)

Loss per share	$(0.04)	$(0.06)

Revenue for the three months ended March 31, 2005 increased $2,663,000, or approximately 11%, to $27,465,000 from $24,802,000 for the three months ended March 31, 2004. This growth was generated by increases from our corporate health, primary care and pharmacy service lines.

Total costs and expenses include direct costs of our operations (operating expenses), corporate overhead (general and administrative expenses), and depreciation and amortization. Total costs and expenses for the three months ended March 31, 2005 increased $2,640,000, or approximately 11%, to $27,706,000 from $25,066,000 reported for the three months ended March 31, 2004. This increase is attributable to growth in our corporate health, primary care and pharmacy service lines.

Interest expense and financing costs for the three months ended March 31, 2005 decreased from the three months ended March 31, 2004. During the three months ended March 31, 2004, we recorded non-recurring charges to interest expense and other expenses in the amount of $573,000.

Liquidity and Capital Resources

Operating Activities

We used $509,000 of cash to fund our operations during the quarter ended March 31, 2005. The following factors accounted for our operating cash deficit:

(1) Our accounts receivable balance increased by $5,719,000. As we expanded pharmacy operations and incurred recoupable start-up costs related to 21 implementations during the last two quarters, our accounts receivable grew. Additionally, our accounts receivable turnover ratio (including pass-through pharmacy sales) at December 31, 2004 was at a 12-month low of 21 days as compared to an average for the year ended December 31, 2004 of 25 days and to 29 days as of March 31, 2005.

(2) Our liabilities increased by $3,829,000 and other assets decreased by $704,000, which partially offset the increase in accounts receivable. Contributing factors to this increase were an increase in pharmaceutical sales driving higher pharmaceutical purchases, an increase in accrued benefits due primarily to vacation and payroll timing differences, and increases in reserves for Green Hills Insurance, our Risk Retention Group.

(3) Our operating loss for the quarter was $420,000 offset by $1,097,000 of non-cash depreciation and amortization charges.

Investing Activities

Net cash used in investing activities was $967,000 for the three months ended March 31, 2005, which consisted $500,000 of capitalized software costs and $467,000 of capital expenditures.

Financing Activities

Net cash provided by financing activities was $2,445,000 for the three months ended March 31, 2005, substantially all of which represented additional draws of $2,450,000 under our senior secured credit facility. We used these funds to finance our working capital requirements, which increased due to increased revenue, expenses and accounts receivable as a result of launching 21 new on-site facilities over the past two quarters.

We amended our credit facility to finance working capital needs associated with these implementations. The amendment, effective March 31, 2005, increased the aggregate amount available under the facility by $3,000,000 from $14,000,000 to $17,000,000. The amount available under the facility decreased to $16,000,000 on April 30, 2005 and decreases to $15,000,000 on May 31, 2005, and to $14,000,000 on June 30, 2005.

As of March 31, 2005, we had outstanding $10,758,000 under the credit facility, which was classified as long term debt, and an aggregate of $3,000,000 under letters of credit. We had $3,242,000 available under the credit facility at March 31, 2005 subject to the decreases discussed above.

As of March 31, 2005, we were in compliance with the financial covenants under the credit facility as follows:

Covenant	Required Ratio	Company’s Ratio at March 31, 2005

Funded indebtedness to EBITDA ratio	<=4.00 to 1.00	3.68

Funded indebtedness to capitalization ratio	<=0.35 to 1.00	0.16

Fixed charge coverage ratio	>=1.10 to 1.00	1.68

Maximum capital expenditures	$2,500,000	$466,090

Future Capital Requirements

Our primary future cash needs will be to fund working capital, service interest payments on our credit facility, pay for capital expenditures of approximately $1,000,000 over the remainder of this fiscal year, and pay for product (mainly software) development. We had capital expenditures totaling $967,000 during the three months ended March 31, 2005.

We believe that our cash and cash equivalents of approximately $4,774,000 (which includes approximately $2,000,000 held in Green Hills Insurance Company) and availability under our credit facility (taking into consideration the impact of scheduled credit line reductions), will be sufficient to meet the anticipated cash needs of our current business for the next 12 months despite our current operating loss history. However, we cannot provide assurance that our actual cash requirements will not be greater than we currently expect. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might affect our liquidity requirements or cause us to issue additional equity or debt securities.

If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next 12 months, we might be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination thereof. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Material Commitments

We have various contractual obligations which are recorded as liabilities in our condensed consolidated financial statements. Other items, such as operating lease contract obligations are not recognized as liabilities in our condensed consolidated financial statement but are required to be disclosed.

The following table summarizes our significant contractual obligations at March 31, 2005, and the effect such obligations are expected to have on our liquidity and cash in future periods:

	Non-cancelable operating leases	Senior credit facility
Remainder of 2005	$1,079,000	$--
2006	1,175,000	--
2007	1,016,000	10,758,000
2008	906,000	--
2009	817,000	--
Thereafter	1,000	--
Total contractual obligations	$4,994,000	$10,758,000

Material Equity Transactions

As described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, I-trax had 3,859,200 shares of common stock in escrow for issuance to former CHD Meridian Healthcare stockholders. CHD Meridian Healthcare achieved the maximum EBITDA targets and consequently, on April 5, 2005, I-trax released 3,859,200 shares held in escrow to former CHD Meridian Healthcare stockholders. On April 5, 2005, the market value of our stock was $1.45 per share.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2005, we did not own any derivative instruments, but we were exposed to market risks, primarily due to changes in U.S. interest rates. Our credit facility bears a variable interest rate, and accordingly, the fair market value of the debt is sensitive to changes in interest rates.

Item 4.  Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2005, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

There were no changes that occurred during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments in any of the reported legal proceedings in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Subsidiaries of I-trax are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on I-trax’s overall consolidated financial position, results of operations or liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Securities

Effective January 14, 2005, an investor and former executive, exercised warrants to purchase an aggregate of 40,380 shares of our common stock at exercise prices of $.75 per share. In lieu of paying the exercise price in cash, such investor used the warrants’ cashless exercise feature, such that the investor received 22,158 shares of our common stock and surrendered to us for cancellation 18,222 shares of our common stock. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders during the quarter ended March 31, 2005.

Item 5.  Other Information

None.

Item 6.	Exhibits

Number	Exhibit Title

10.1	Employment Agreement dated April 15, 2005, between I-trax, Inc. and Raymond J. Fabius.

10.2	Fifth Amendment to Credit Agreement, dated March 31, 2005, by and among I-trax, Inc., all subsidiaries of I-trax, Inc. that are parties to the Credit Agreement and Bank of America, N.A.

15	Awareness Letter regarding unaudited interim financial information.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-TRAX, INC.

Date: May 16, 2005	By:	/s/ R. Dixon Thayer
R. Dixon Thayer, Chief Executive Officer

Date: May 16, 2005	By:	/s/ David R. Bock
David R. Bock, Senior Vice President and Chief Financial Officer