Form 10-Q
period 2005-06-30
I TRAX INC
filed 2005-08-15
CIK 1110189

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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

As of August 15, 2005, there were 30,716,890 shares of the registrant’s $0.001 par value common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of I-trax, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of I-trax, Inc. (a Delaware corporation) and Subsidiaries as of June 30, 2005, the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2005 and 2004, the condensed consolidated statement of stockholders' equity for the six month period ended June 30, 2005, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the company’s management.

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

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

July 27, 2005

I-TRAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS
	June 30, 2005 (Unaudited)	December 31, 2004
Current assets
Cash and cash equivalents	$3,267	$3,805
Accounts receivable, net	17,770	13,959
Deferred tax asset	1,054	1,198
Other current assets	3,058	1,978
Total current assets	25,149	20,940

Property and equipment, net	3,781	6,719
Goodwill	51,620	61,390
Customer list, net	20,382	21,182
Other intangible assets, net	1,029	1,860
Other long term assets	61	61

Total assets	$102,022	$112,152

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$6,481	$6,118
Accrued expenses	5,156	3,896
Net liabilities of discontinued operations	1,299	1,299
Current portion of accrued loss contracts	1,345	-
Accrued restructuring charges	769	-
Other current liabilities	11,925	9,601
Total current liabilities	26,975	20,914

Note payable	11,000	8,308
Deferred tax liability	1,526	1,526
Accrued purchase price (Note 6. Business Combination)	--	7,294
Accrued loss contracts, net of current portion	771	--
Accrued restructuring charges, net of current portion	26	--
Other long term liabilities	2,333	2,347

Total liabilities	42,631	40,389

Stockholders’ equity
Preferred stock - $.001 par value, 2,000,000 shares authorized, 1,027,038 and 1,070,283 issued and outstanding, respectively	1	1
Common stock - $.001 par value, 100,000,000 shares authorized 30,716,890 and 26,226,818 shares issued and outstanding, respectively	30	25
Additional paid in capital	135,249	130,399
Accumulated deficit	(75,889)	(58,662)
Total stockholders’ equity	59,391	71,763

Total liabilities and stockholders’ equity	$102,022	$112,152

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004

Net revenue	$28,239	$24,384	$55,704	$25,831

Costs and expenses
Operating expenses	21,855	19,117	43,006	19,814
Impairment of long-lived assets	12,470	--	12,470	--
Provision for loss contracts	2,116	--	2,116	--
Restructuring expenses	839	--	839	--
General and administrative expenses	6,341	4,651	11,844	6,672
Depreciation and amortization	916	1,357	1,968	1,792
Total costs and expenses	44,537	25,125	72,243	28,278

Operating loss	(16,298)	(741)	(16,539)	(2,447)

Other expenses
Interest expense	177	163	304	776
Amortization of financing costs	80	12	125	47
Other expenses	--	--	--	350
Total other expenses	257	175	429	1,173

Loss before provision for income taxes	(16,555)	(916)	(16,968)	(3,620)

Provision for income taxes	252	--	259	--

Net loss	(16,807)	(916)	(17,227)	(3,620)

Less preferred stock dividend	(518)	(598)	(1,043)	(677)

Less deemed dividends applicable to preferred stockholders	--	--	--	(15,820)

Net loss applicable to common stockholders	$(17,325)	$(1,514)	$(18,270)	$(20,117)

Loss per common share, basic and diluted	$(0.57)	$(0.06)	$(0.64)	$(1.01)

Weighted average number of shares outstanding, basic and diluted	30,330,570	24,586,681	28,336,239	19,995,997

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2004	1,070,283	$1	26,226,818	$25	$130,399	$(58,662)	$71,763

Warrant exercises	--	--	22,158	--	--	--	--

Issuance of common stock (Note 6. Business Combination)	--	--	3,859,200	4	5,592	--	5,596

Conversion of preferred stock and accrued dividends for preferred stock	(43,245)	--	488,714	1	92	--	93

Preferred sock dividend	--	--	--	--	(1,043)	--	(1,043)

Employee subscription stock purchase	--	--	120,000	--	184	--	184

Non-cash compensation	--	--	--	--	25	--	25

Net loss for the six months ended June 30, 2005	--	--	--	--	--	(17,227)	(17,227)

Balances at June 30, 2005	1,027,038	$1	30,716,890	$30	$135,249	$(75,889)	$59,391

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands, except share data)
	Six months ended June 30
	2005	2004
Operating activities:
Net loss	$(17,227)	$(3,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment	12,470	--
Accrued loss on contracts	$2,116	--
Depreciation and amortization	1,968	1,792
Employee stock purchase	34	--
Options issued below market value	25	--
Accretion of discount on notes payable charged to interest expense and beneficial conversion value of debenture	--	573
Increase in fair value of common stock warrants	--	350
Amortization of financing costs	125	34

Changes in operating assets and liabilities, net of effects of acquisition:
Increase in accounts receivable	(3,811)	(731)
Decrease in deferred tax asset	144	--
Increase in other current assets	(1,107)	(375)
Increase/(decrease) in accounts payable	363	(242)
Increase in accrued expenses	1,260	378
Increase in accrued restructuring charges	795	--
Increase in other current liabilities	220	70
Increase in other long term liabilities	797	--
Net cash used in operating activities	(1,828)	(1,771)

Investing activities:
Purchases of property, plant and equipment	(1,509)	(770)
Acquisition of intangible assets	--	(637)
Acquisition of CHD Meridian, net of acquired cash	(34)	(18,134)
Net cash used in investing activities	(1,543)	(19,541)

Financing activities:
Principal payments on capital leases	(9)	(21)
Repayment to related parties	--	(280)
Repayment of note payable	--	(618)
Proceeds from exercise of warrants	--	52
Proceeds from bank credit facility	2,692	6,309
Proceeds from sale of stock	150	--
Proceeds from sale of preferred stock, net of issuance costs	--	23,510
Redemption of preferred stock	--	(5,000)

Net cash provided by financing activities	2,833	23,952

Net increase in cash and cash equivalents	(538)	2,640

Cash and cash equivalents at beginning of period	3,805	574

Cash and cash equivalents at end of period	$3,267	$3,214
(Continued on following page.)

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands, except share data)

(Continued from previous page.)

	Six months ended June 30
	2005	2004
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$313	$266
Income taxes	$184	$151

Schedule of non-cash investing and financing activities:

Reclassification of common stock warrants to paid in capital	--	$3,110
Issuance of common stock in connection with conversion of promissory note and other settlement	--	$71
Issuance of common stock in connection with conversion of debenture payable	--	$747
Beneficial conversion feature in connection with issuance of preferred stock	--	$15,820
Issuance of common and preferred stock in connection with the acquisition of CHD Meridian	--	$46,300
Reduction in Accrued purchase price (see Note 6. Business Combination)	$1,346	$--
Preferred stock dividend	$1,043	$677
Conversion of accrued dividends to common stock	$93	$--
Purchase of all capital stock of CHD Meridian and assumption of liabilities in the acquisition as follows:
Fair value of non-cash tangible assets acquired	--	$17,257
Goodwill	--	37,429
Customer list	--	29,184
Other intangibles	--	1,167
Cash paid, net of cash acquired (includes $85 of transaction costs incurred in a prior period)	--	(18,834)
Common stock issued	--	(36,300)
Preferred stock issued	--	(10,000)
Liabilities assumed	--	$19,903

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. ORGANIZATION

I-trax, Inc. (the “Company”) was incorporated in the State of Delaware on September 15, 2000. On March 19, 2004, the Company consummated a merger with Meridian Occupational Healthcare Associates, Inc., a private company, which did business as CHD Meridian Healthcare (“CHD Meridian”). (See Note 6. Business Combination.)

The Company offers health related services such as on-site occupational health, primary care, corporate health, pharmacy, and personalized health management programs.

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

2. BASIS OF PRESENTATION AND INTERIM RESULTS

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and cash flows for the six months ended June 30, 2004 include the operations of CHD Meridian effective as of April 1, 2004, even though the merger was consummated on March 19, 2004.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the financial information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 30, 2005. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. BASIS OF PRESENTATION AND INTERIM RESULTS (continued)

Certain other amounts presented in the condensed consolidated financial statements as of June 30, 2004 have been reclassified to conform to the current year presentation.

These condensed consolidated financial statements also include the balance sheet of CHD Meridian LLC, its wholly owned subsidiaries, the Physician Groups and Green Hills Insurance, a risk retention group (see Note 10. Risk Retention Group). The financial statements of the Physician Groups are consolidated with CHD Meridian LLC in accordance with the nominee shareholder model of Emerging Issues Task Force (“EITF”) Issue No. 97-2, “Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements.” CHD Meridian LLC has unilateral control over the assets and operations of the Physician Groups. Control of the Physician Groups is perpetual and other than temporary because of the nominee shareholder model and the management agreements between the entities. The net tangible assets of the Physician Groups were not material at June 30, 2005 and 2004.

The Company records pass-through pharmaceutical purchases on a net basis in compliance with EITF Issue No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent.” The amounts of pass-through pharmaceuticals purchased by the Company for the three months ended June 30, 2005 and 2004 were $28,964,000 and $23,453,000, respectively, and for the six months ended June 30, 2005 and 2004 were $60,764,000 and $44,984,000, respectively.

As shown in the condensed consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit. The Company has borrowed funds under its senior secured credit facility (see Note 7. Long Term Debt) and has entered into agreements with new customers which management expects to provide increased revenue. The Company believes these measures will sustain operations through December 31, 2005.

3. LOSS PER SHARE

Loss per common share is computed pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic loss per share is computed as net loss available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock. As of June 30, 2005 and 2004, 18,152,740 and 17,719,554 shares, respectively, issuable upon exercise of options, warrants and convertible preferred stock were excluded from the diluted loss per share computation because their effect would be anti-dilutive.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. STOCK-BASED COMPENSATION

At June 30, 2005, the Company had equity incentive plans, which are described more fully in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The Company accounts for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation expense is recognized based on the intrinsic value of compensatory options or shares granted under the plans.

If the Company had measured compensation cost for the stock options granted under the fair value based method subscribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” net loss per share would have been increased to the following pro forma amounts:

	For the three months ended June 30, 2005	For the three months ended June 30, 2004	For the six months ended June 30, 2005	For the six months ended June 30, 2004

Net loss as reported	$(16,807,000)	$(916,000)	$(17,227,000)	$(3,620,000)

Deduct total stock-based employee compensation expense determined under fair value based methods for all awards	(314,000)	(201,000)	(653,000)	(418,000)

Pro forma net loss	$(17,121,000)	$(1,117,000)	$(17,880,000)	$(4,038,000)

Basic and diluted net loss per share as reported	$(0.57)	$(0.06)	$(0.64)	$(1.01)

Pro forma basic and diluted net loss per share	$(0.58)	$(0.07)	$(0.67)	$(1.03)

The above pro forma disclosure may not be representative of the effects on reported net operations for future years as options vest over several years and the Company may continue to grant options to employees.

The fair market value of each option grant is estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

Dividend yield	0.00%
Expected volatility	78 - 112%
Risk-free interest rate	3 - 4%
Expected life	5 years

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. RESTRUCTURING AND RELATED ACTIVITIES

During the three months ended June 30, 2005, the Company completed an in-depth analysis of its structure and product development efforts. This analysis led to the conclusion that certain of the Company’s products and services were no longer essential to its integrated business model. The Company implemented a restructuring of its operations and related activities. In the restructuring, the Company recorded an impairment of long-lived assets, a provision for loss contracts and restructuring expenses, each of which is discussed below. The Company expects this restructuring to make a material improvement to its profitability and cash flow. The Company substantially completed the restructuring as of June 30, 2005.

Impairment of Long-Lived Assets

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recorded an impairment to goodwill and long-lived assets totaling $12,470,000. Of this amount, the Company wrote-off software development costs of $3,563,000 associated with products that the Company will not sell or support in the future or with proprietary systems that the Company is no longer developing. The Company recorded an impairment of $8,424,000 to goodwill and $483,000 to miscellaneous long-lived assets, most of which was related to the acquisitions of iSummit Partners, LLC and WellComm Group, Inc.

Provision for Loss Contracts

The Company has determined that certain customer contracts are likely to continue to be unprofitable, notwithstanding the reductions in operating expenses implemented in the restructuring. The Company is attempting to renegotiate these contracts to reduce or eliminate such losses. Nonetheless, there can be no assurance that the Company will be able to achieve reductions in losses on these contracts. The Company has recorded a provision for loss contracts totaling $2,116,000 for the three and six months ended June 30, 2005, and has accrued this provision as accrued loss contracts in the accompanying condensed consolidated balance sheet as of June 30, 2005. The Company has classified $1,345,000 of the total provision for loss contracts as a current liability as of June 30, 2005.

Restructuring Expenses

In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded restructuring expenses related to one-time termination benefits of $542,000, contract termination costs of $228,000, and other associated costs of $69,000 for the three and six months ended June 30, 2005.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. BUSINESS COMBINATION

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

During the three months ended March 31, 2005, the Company established an additional liability for a cash bonus plan for certain non-executive employees of CHD Meridian. The total liability of the cash bonus plan was estimated at $352,000, which was recorded as an increase to goodwill pursuant to the merger agreement. In March 2005, the Company paid $268,000 pursuant to the cash bonus plan. The remaining $84,000 was classified in other current liabilities at March 31, 2004 in the condensed consolidated balance sheet and was distributed in April 2005.

The following are the Company’s unaudited pro forma results of operations for the six months ended June 30, 2004, giving effect to the acquisition of CHD Meridian as though the transaction had occurred on January 1, 2004. The results exclude transaction costs of $1,938,000 and transaction related bonuses and termination pay of $832,000 included in the CHD Meridian and the Company’s statements of operations, respectively. The pro forma results also include adjustments to amortization expense associated with the intangibles acquired and interest expense related to the new senior secured credit facility.

	Six Months Ended June 30, 2005 (Actual)	Six Months Ended June 30, 2004 (Pro Forma)

Net revenue	$55,704,000	$49,186,000

Operating loss	(16,539,000)	(1,005,000)

Net loss	$(17,227,000)	$(2,329,000)

Loss per share	$(0.64)	$(0.10)

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. LONG TERM DEBT

The Company, certain of its direct and indirect subsidiaries, and Bank of America, N.A., are parties to a senior secured credit facility pursuant to a Credit Agreement dated March 19, 2004, as amended. Effective June 29, 2005, the Company executed a Sixth Amendment to the Credit Agreement in anticipation of failure to meet certain covenants, which was caused by the restructuring. (See Note 5. Restructuring and Related Activities.) Under the Sixth Amendment: (1) the aggregate amount that can be borrowed under the facility increased to the lesser of $15,000,000 or the credit facility base calculation, in either case less outstanding letters of credit; (2) compliance with the covenant for the ratio of Funded Indebtedness to Earnings Before Interest, Taxes, Depreciation and Amortization (as defined in the Credit Agreement), or EBITDA, is waived through December 31, 2006; and (3) covenants setting minimum EBITDA targets for periods ending September 30, 2005 through December 31, 2006 were added.

As of June 30, 2005, the Company had $11,000,000 outstanding under the credit facility, which was classified as long term, and $1,000,000 under a letter of credit. The Company had $1,422,000 available under the credit facility at June 30, 2005.

8. COMMITMENTS AND CONTINGENCIES

Litigation

CHD Meridian is involved in certain legal actions and claims on a variety of matters related to the normal course of business. Management believes that such legal actions will not have a material effect on the results of operations, financial position, or liquidity of the Company. (See also Note 10. Risk Retention Group.)

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

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. COMMITMENTS AND CONTINGENCIES (continued)

Significant Customers

As of June 30, 2005, two customers represented 19% and 11% of the Company’s accounts receivable as reflected on the condensed consolidated balance sheets. As of June 30, 2004, two customers represented 10% each of the total accounts receivable.

For the three months ended June 30, 2005, one customer of the Company accounted for 12% of the Company’s revenue. For the three months ended June 30, 2004, one customer of the Company accounted for 14% of the Company’s revenue.

For the six months ended June 30, 2005, one customer accounted for 12% of the Company’s revenue. For the six months ended June 30, 2004, one customer of the Company accounted for 13% of the Company’s revenue (which excludes any CHD Meridian revenue). For the six months ended June 30, 2004, one customer of the Company accounted for 14% of the Company’s revenue on a pro forma basis as if the merger had been effective as of January 1, 2004.

Risk-Sharing Contracts

From time to time the Company enters into risk-sharing contracts. A risk-sharing contract generally requires the Company to manage the health and wellness of a predetermined set of individuals for a term of three to five years. A risk-sharing contract provides that the Company is required to refund to its client a percentage of the Company’s fees if its program does not save the client an agreed upon percentage of the client’s healthcare costs. At June 30, 2005, the Company estimated $114,000 of revenue was at risk, a decrease of $206,000 from December 31, 2004. The net decrease is attributable to estimated at risk fees of $175,000 and $267,000 for the three and six month periods ended June 30, 2005, respectively, offset by the recognition of $473,000 of revenue previously considered at risk in connection with the restructuring. (See Note 5. Restructuring and Related Activities.) At risk fees were classified as deferred revenue in other current liabilities on the condensed consolidated balance sheet and were not included in revenue.

9. STOCKHOLDERS’ EQUITY

Common Stock

The Company has 100,000,000 shares of common stock authorized for issuance. As of June 30, 2005, the Company had issued and outstanding 30,716,890 shares of common stock.

As a condition of an employment agreement executed in the second quarter of 2005, the Company issued 120,000 shares of common stock to an executive for $150,000. The Company recognized non-cash compensation expenses of approximately $34,000 in connection with this issuance. The expense is included in general administrative expenses on the condensed consolidated statement of operations for the three and six months ended June 30, 2005.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. STOCKHOLDERS’ EQUITY (continued)

During the six months ended June 30, 2005, 43,245 shares of Series A Convertible Preferred Stock, and $92,021 in dividends accrued on such shares, were converted into an aggregate of 488,714 shares of common stock.

Series A Convertible Preferred Stock

As of June 30, 2005, the Company had issued and outstanding 1,027,038 shares of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock converts into 10 shares of common stock. Each share of Series A Convertible Preferred Stock also accrues dividends at the rate of 8% per year on $25.00, the original sale price. As of June 30, 2005, the Company had accrued aggregate dividends of $2,634,000, which at the Company’s option are payable in cash or common stock at market price. If such dividends were paid in common stock at $1.52, the closing price of our common stock on June 30, 2005, the Company would be required to issue approximately 1,733,000 additional shares of common stock.

Stock Options

The table below summarizes the activity in the Company’s stock option plans for the six months ended June 30, 2005:

	Incentive Options	Non-Qualified Options	Non-Plan Non-Qualified Options	Total
Outstanding as of January 1, 2005	533,188	725,973	493,998	1,753,159
Granted	1,602,381	653,619	--	2,256,000
Exercised	--	--	--	--
Forfeited/Expired	(57,507)	(20,000)	--	(77,507)
Outstanding as of March 31, 2005	2,078,062	1,359,592	493,998	3,931,652
Granted	454,913	340,087		795,000
Exercised	--	--	--	--
Reclassification	133,531	(133,531)	--	--
Forfeited/Expired	(198,814)	--	--	(198,814)
Outstanding as of June 30, 2005	2,467,692	1,566,148	493,998	4,527,838

As of June 30, 2005, exercisable plan and non-plan options to purchase an aggregate of 1,676,749 shares, with exercise prices ranging from $.01 to $10.00, were outstanding.

On May 16, 2005, the Company granted options to acquire 400,000 shares of common stock to an executive in connection with his appointment as President and Chief Medical Officer. In accordance with applicable tax regulations, options to purchase 242,306 shares qualified for incentive stock option treatment. These options were issued at an exercise price of $1.56 per share, which approximated the market value at the date of the grant. The remaining options to purchase 157,694 shares were issued at an exercise price of $1.40 per share, resulting in stock compensation expense of approximately $25,000, which was included in general administrative expenses on the condensed consolidated statement of operations for the three and six months ended June 30, 2005.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. STOCKHOLDERS’ EQUITY (continued)

On May 17 and June 1, 2005, the Company granted options to acquire an aggregate of 395,000 shares of common stock to certain employees and directors at exercise prices of $1.40 and $1.63 per share, respectively, which approximated the market value at the respective date of grant. Some of these options were incentive options and others were non-qualified options.

Plan activity is summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.01	112,000	6.60	$00.01	112,000	$00.01
$1.40-$1.77	3,366,497	9.47	$01.45	613,309	$01.50
$2.60-$3.00	656,715	6.33	$02.76	612,270	$02.75
$3.10-$5.00	289,526	6.93	$04.22	236,070	$04.33
$5.50-$7.50	60,100	6.42	$06.00	60,100	$06.00
$10.00	43,000	4.92	$10.00	43,000	$10.00
	4,527,838	8.69	$01.93	1,676,749	$02.64

10. RISK RETENTION GROUP

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

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. RISK RETENTION GROUP (continued)

As of June 30, 2005, the Company’s estimated loss reserve for incurred but not reported losses and loss adjustment expense predating GHIC was $2,000,000, which is included in other long term liabilities on the condensed consolidated balance sheet. The Company also maintains a reserve for cost and settlement amounts of reported claims predating GHIC, which is included in other current liabilities on the condensed consolidated balance sheet. During the three and six months ended June 30, 2005, the Company incurred $64,000 related to reported claims, reducing the balance of reserve for cost and settlement amounts of reported claims at June 30, 2005 to $1,547,000.

During the three and six months ended June 30, 2005, GHIC increased its reserves for reported claims and incurred but not reported losses and loss adjustment expense by $282,000 and $611,000, respectively, to $1,341,000, which is included in other current liabilities on the condensed consolidated balance sheet.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Risk Considerations

You are cautioned not to place undue reliance on the statements and other discussion set forth in this quarterly report. These statements and other discussion, speak only as of the date this quarterly report is filed with the Securities and Exchange Commission, and these statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Factors that may cause actual results to differ materially from management expectations include, but are not limited to:

●	effects of increasing competition for contracts to establish and manage employer-dedicated pharmacies and clinics;

●	loss of advantageous pharmaceutical pricing;

●	inability to meet covenants and financial tests related to our senior secured credit facility;

●	long and complex sales cycles;

●	loss of a major client;

●	cost pressures in the healthcare industry;

●	exposure to professional liability claims and a failure to manage effectively our professional liability risks;

●	economic uncertainty; and

●	each of the factors discussed under “Item 1 - Description of Business - Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Regulation S-X. In our opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments necessary to present fairly our financial position as of June 30, 2005 and the results of the operations and cash flows for the three and six months ended June 30, 2005. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the covered periods. We base our estimates and judgments on our historical experience and on various other factors that we believe are reasonable under the circumstances. We evaluate our estimates and judgments, including those related to revenue recognition, bad debts, and goodwill and other intangible assets on an ongoing basis. Notwithstanding these efforts, there can be no assurance that actual results will not differ from the respective amount of those estimates.

Business Overview

I-trax is an integrated health and productivity management company formed by the merger on March 19, 2004 of I-trax, Inc. and Meridian Occupational Healthcare Associates, Inc., which did business as CHD Meridian Healthcare. We offer a range of health and productivity-related services to large, self-insured employers. Our services can be integrated or blended as necessary or appropriate based on each client’s needs. They include on-site health related services such as occupational health, primary care, corporate health, and pharmacy, which were historically offered by CHD Meridian Healthcare. We believe we are the nation’s largest provider of on-site corporate health management services on an outsourced basis. Our services also encompass various personalized health management services delivered telephonically and over the internet, which were historically offered by I-trax.

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

We provide services to approximately 118 clients, including automotive and automotive parts manufacturers, consumer products manufacturers, large financial institutions, health plans, integrated delivery networks, and third party administrators. On June 30, 2005, we operated 183 on-site facilities for 89 of such clients in 30 states and provided a variety of other health management programs for the remaining 29 of such clients. Our client retention rate has been high because we establish strong client relationships that are supported by the critical nature of our services, the benefits achieved by employer and employee constituents, and the utilization of multi-year service contracts.

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

CHD Meridian Healthcare Merger

We merged with CHD Meridian Healthcare on March 19, 2004. The total value of the merger consideration was approximately $79,232,000. The results of operations for the three months ended March 31, 2004 do not include the results of operations for CHD Meridian because we agreed for accounting purposes to consolidate results of operations effective as of April 1, 2004. However, the discussion below, to the extent it concerns our results and performance for the quarter ended March 31, 2004, assumes that the merger took effect on January 1, 2004.

Key Financial Trends and Analytical Points

Restructuring and Related Activities. During the three months ended June 30, 2005, we completed an in-depth analysis of our structure and product development efforts. This analysis led to the conclusion that certain of our products and services were no longer essential to our integrated business model. We implemented a restructuring of our operations and related activities. In the restructuring, we recorded an impairment of long-lived assets, a provision for loss contracts and restructuring expenses, each of which is discussed below. We expect the restructuring to make a material improvement to our profitability and cash flow. We substantially completed the restructuring as of June 30, 2005.

Impairment of Long-Lived Assets. In the restructuring, we recorded an impairment to long-lived assets totaling $12,470,000. Of this amount, we wrote-off software development costs of $3,563,000 associated with products that we will not sell or support in the future or with proprietary systems that we are no longer developing. We recorded an impairment of $8,424,000 to goodwill and $483,000 to miscellaneous long-lived assets, most of which was related to the acquisitions of iSummit Partners, LLC and WellComm Group, Inc.

Provision for Loss Contracts. We determined that certain customer contracts are likely to continue to be unprofitable, notwithstanding the reductions in our operating expenses that we have already implemented. We are attempting to renegotiate these contracts to reduce or eliminate such losses. Nonetheless, there can be no assurance that we will be able to achieve reductions in our losses on these contracts. We therefore recorded a provision for loss contracts totaling $2,116,000 for the three and six months ended June 30, 2005 and have accrued this provision as accrued loss contracts in the accompanying condensed consolidated balance sheet as of June 30, 2005. We have classified $1,345,000 of the total provision for loss contracts as a current liability as of June 30, 2005.

Restructuring Expenses. We recorded restructuring expenses related to one-time termination benefits of $542,000, contract termination costs of $228,000, and other associated costs of $69,000 for the three and six months ended June 30, 2005.

Revenue Trend. Our revenue continued its steady growth during the second quarter, increasing 2.8% from the first quarter, 6.9% from the fourth quarter of 2004, and 15.8% from the second quarter of 2004. We continue to add sites while seeing an increase in demand for our services, primarily in our pharmacy operations. We added two sites in the second quarter, bringing our total on-site health clinics under management to 183.

We do not include pass-through pharmaceutical sales in our net revenue. For the three and six months ended June 30, 2005, these sales were $28,964,000 and $60,794,000, respectively, compared to $23,453,000 and $44,984,000 for the three and six months ended June 30, 2004. This growth in pass-through pharmacy sales is driven by the increased utilization of our on-site pharmacies as well as the launch of our new mail-order pharmacy program in the first quarter of 2005.

Profitability. Consolidated gross profit contribution, that is net revenue less direct costs of operations excluding impairment of long-lived assets, provision for loss contracts, and restructuring expenses, was $6,384,000 for the quarter ended June 30, 2005 as compared to $5,267,000 for the quarter ended June 30, 2004. Our percentage gross margin for the quarters ended June 30, 2005 and June 30, 2004 was 22.6% and 21.6% of net revenue, respectively. Over the past four quarters, our gross margin has ranged from 22.0% to 26.2% of net revenue and averaged 23.5% of net revenue.

Our net loss for the quarter ended June 30, 2005 was $1,382,000 after eliminating the effects of impairment of long-lived assets, provision for loss contracts, and restructuring expenses incurred in the second quarter. Net loss for the quarter ended March 31, 2005, after eliminating the effects of approximately $150,000 of early termination fees, was $570,000. This increased net loss was a contributing factor to our decision to restructure our business. We anticipate that this restructuring of operations and related activities will materially improve our financial performance in future periods.

Working Capital. At June 30, 2005, we had a working capital deficit of $1,826,000, as compared to a working capital surplus of $26,000 at December 31, 2004. During the quarter ended June 30, 2005, we amended our credit facility to increase its limit to $15,000,000 to accommodate the additional working capital needs of our new on-site facilities and certain restructuring expenses and related activities. We increased the balance outstanding under our credit facility to $11,000,000 at June 30, 2005 from $8,308,000 at December 31, 2004.

Results of Operations

We commenced reporting financial results that include CHD Meridian Healthcare operations beginning as of April 1, 2004, and consequently, our historic results for the three month period ended March 31, 2004 only reflect the separate operations of I-trax. Accordingly, in addition to providing comparative analysis on a historical basis, for the comparison of six month periods ended June 30, 2005 and 2004 we are providing supplemental unaudited pro forma information that we believe is useful to understand how our results of operations have performed on a comparative basis as if the acquisition of CHD Meridian Healthcare occurred on January 1, 2004.

Three Months ended June 30, 2005 Compared to Three Months ended June 30, 2004

Revenue for the three months ended June 30, 2005 was $28,239,000, an increase of $3,855,000, or 15.8%, from $24,384,000 for the three months ended June 30, 2004. This increase was primarily due to growth in our on-site primary care and pharmacy operations as well as the addition of two new facilities.

Operating expenses, which represent our direct costs associated with services to clients, amounted to $21,855,000 for the three months ended June 30, 2005, an increase of $2,738,000, or 14.3%, from $19,117,000 for the three months ended June 30, 2004. The increase is attributable to costs associated with generating additional revenue. Operating expenses as a percentage of revenue were 77.4% and 78.4% for the three months ended June 30, 2005 and 2004, respectively.

Impairment of long-lived assets for the three months ended June 30, 2005 was $12,470,000. As discussed above, we wrote-off software development costs of $3,563,000 associated with products that we no longer sell and will not support in the future and with proprietary systems that we are no longer developing. We recorded an impairment of $8,424,000 to goodwill and $483,000 to miscellaneous long-lived assets, in each case related to the acquisitions of iSummit Partners and WellComm Group.

Our provision for loss contracts for the three months ended June 30, 2005 was $2,116,000. As discussed above, we determined that certain customer contracts are likely to continue to be unprofitable, notwithstanding the reductions in our operating expenses that we have already implemented. We are attempting to renegotiate these contracts to reduce or eliminate such losses.

Our restructuring expenses for the three months ended June 30, 2005 were $839,000. We recorded expenses related to the one-time termination benefits of $542,000, contract termination costs of $228,000 and other associated costs of $69,000 that consists primarily of consulting fees.

General and administrative expenses, which represent our corporate costs, increased to $6,341,000 for the three months ended June 30, 2005 from $4,651,000 for the three months ended June 30, 2004. The increase is attributable to increased salaries and benefits associated with the recruitment and hiring of an enhanced senior management team, increased consulting fees related to information technology temporary staffing needs and software development, and other increases related to taxes, Sarbanes-Oxley Act compliance efforts, and marketing. We expect our general and administrative expenses to decrease in future periods as a result of the restructuring discussed above.

Depreciation and amortization expenses were $916,000 for the three months ended June 30, 2005, a decrease of $441,000 as compared to $1,357,000 for the three months ended June 30, 2004. Approximately $177,000 of this decrease is related to intangibles that were fully amortized as of March 31, 2005. The remaining change is due to the reclassification of certain intangible assets to goodwill as disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 and the effect of impairing certain assets as part of the restructuring discussed above.

Interest expense for the three months ended June 30, 2005 was $177,000, representing an increase of $14,000, or 8.6%, from $163,000 for the three months ended June 30, 2004. Interest expense primarily includes interest payable under our senior secured credit facility. The increase in interest expense is attributable to higher average outstanding balance on our revolving line of credit.

Amortization of financing costs for the three months ended June 30, 2005 were $80,000, representing an increase of $68,000 from $12,000 for the three months ended June 30, 2004. The increase is due to additional financing costs capitalized in connection with credit facility amendments.

For the three months ended June 30, 2005, our net loss was $16,807,000, as compared to a net loss of $916,000 for the three months ended June 30, 2004. The increase in our net loss is primarily attributable to the restructuring related charges and increases in general and administrative expenses. Excluding the effects of the impairment of long-lived assets, the provision for loss contracts, and restructuring expenses discussed above, our net loss for the three months ended June 30, 2005 would have been $1,382,000. We expect the restructuring to decrease our general and administrative expenses in future periods.

Six Months ended June 30, 2005 Compared to Six Months ended June 30, 2004

Revenue for the six months ended June 30, 2005 was $55,704,000, an increase of $29,873,000 from $25,831,000 for the six months ended June 30, 2004. The substantial increase is the result of the CHD Meridian Healthcare acquisition and growth in our on-site primary care and pharmacy operations.

Operating expenses, which represent our direct costs associated with services to clients, amounted to $43,006,000 for the six months ended June 30, 2005, an increase of $23,192,000 from $19,814,000 for the six months ended June 30, 2004. The substantial increase is the result of the CHD Meridian Healthcare acquisition. Our percentage gross margin for the quarters ended June 30, 2005 and June 30, 2004 was 22.6% and 21.6% of net revenue, respectively.

Impairment of long-lived assets for the six months ended June 30, 2005 was $12,470,000. As discussed above, we wrote-off software development costs of $3,563,000 associated with products that we no longer sell and will not support in the future and with proprietary systems that we are no longer developing. We recorded an impairment of $8,424,000 to goodwill and $483,000 to miscellaneous long-lived assets, in each case related to the acquisitions of iSummit Partners and WellComm Group.

Our provision for loss contracts for the six months ended June 30, 2005 was $2,116,000. As discussed above, we determined that certain customer contracts are likely to continue to be unprofitable, notwithstanding the reductions in our operating expenses that we have already implemented.

Our restructuring expenses for the six months ended June 30, 2005 were $839,000. We recorded expenses related to the one-time termination benefits of $542,000, contract termination costs of $228,000 and other associated costs of $69,000 that consists primarily of consulting fees.

General and administrative expenses, which represent our corporate costs, increased to $11,844,000 for the six months ended June 30, 2005 from $6,672,000 for the six months ended June 30, 2004. The increase of $5,172,000 is primarily attributable to the CHD Meridian Healthcare acquisition.

Depreciation and amortization expenses were $1,968,000 for the six months ended June 30, 2005, an increase of $176,000 as compared to $1,792,000 for the six months ended June 30, 2004. Approximately $470,000 of depreciation and amortization expenses are excluded from our results of operations as a result of the effective date of the CHD Meridian Healthcare acquisition.

Interest expense for the six months ended June 30, 2005 was $304,000, representing a decrease of $472,000, or 60.8%, from $776,000 for the six months ended June 30, 2004. For the six months ended June 30, 2005, interest expense includes interest payable under our senior secured credit facility. For the six months ended June 30, 2004, interest expense includes a charge of $573,000 attributable to the unamortized portion of the discount and beneficial conversion value associated with a convertible debenture.

Amortization of financing costs for the six months ended June 30, 2005 were $125,000, representing an increase of $78,000 from $47,000 for the six months ended June 30, 2004. This increase is attributable to costs associated with amending our senior credit facility.

For the six months ended June 30, 2005, our net loss was $17,227,000, as compared to a net loss of $3,620,000 for the six months ended June 30, 2004.

Six Months ended June 30, 2005 (Actual) Compared to Six Months ended June 30, 2004 (Pro Forma)

The following are our unaudited pro forma results of operations giving effect to the acquisition of CHD Meridian Healthcare as though the transaction had occurred on January 1, 2004. The results exclude transaction costs of $1,938,000 and transaction related bonuses and termination pay of $832,000 included in CHD Meridian Healthcare’s and our statements of operations, respectively. The pro forma results also include adjustments to amortization expense associated with the intangibles acquired and interest expense related to the new credit facility.

	Six Months Ended June 30, 2005 (Actual)	Six Months Ended June 30, 2004 (Pro Forma)

Net revenue	$55,704,000	$49,186,000

Operating loss	(16,539,000)	(1,005,000)

Net loss	$(17,227,000)	$(2,329,000)

Loss per share	$(0.64)	$(0.10)

Revenue on a pro forma basis for the six months ended June 30, 2005 increased $6,518,000, or approximately 13.3%, to $55,704,000 from $49,186,000 for the six months ended June 30, 2004. This growth was generated by increases from our corporate health, primary care and pharmacy service lines.

Total costs and expenses include direct costs of our operations (including impairment of long-lived assets, provision for loss contracts, and restructuring expenses), corporate overhead (general and administrative expenses), and depreciation and amortization. Total costs and expenses for the six months ended June 30, 2005 increased $22,052,000, or approximately 43.9%, to $72,243,000 from $50,191,000 reported for the six months ended June 30, 2004. Of this increase, $15,425,000 is attributable to the restructuring of our health and productivity management services. The balance of the increase is attributable to growth in our corporate health, primary care and pharmacy service lines as well as growth in our general and administrative expenses. Our restructuring, as discussed above, should reduce general and administrative expenses in the future.

Interest expense and financing costs for the six months ended June 30, 2005 decreased from the six months ended June 30, 2004. During the three months ended June 30, 2004, we recorded non-recurring charges to interest expense and other expenses in the amount of $923,000.

Liquidity and Capital Resources

Operating Activities

We used $1,826,000 of cash to fund our operations during the six months ended June 30, 2005. The following factors accounted for our operating cash deficit:

(1)  Our operating loss for the quarter was $17,227,000, which included non-cash charges of $12,470,000 for impairment of long-lived assets and $4,143,000 of non-cash depreciation, amortization, accrued loss on contracts, and other non-cash charges.

(2) Our accounts receivable and other current assets balances increased by $4,918,000 reflecting growth in pharmaceutical purchases and revenue. Other current assets have increased as a result of a prepayment of professional liability insurance.

(3) Our liabilities (which include accounts payable, accrued expenses, accrued restructuring charges, and other current and long term liabilities) increased by $3,435,000, driven primarily by accruals recorded in relation to our restructuring and related activities of $795,000. Other contributing factors to this increase were an increase in pharmaceutical sales driving higher pharmaceutical purchases, an increase in dividends payable related to our preferred stock, an increase in accrued benefits due primarily to vacation and payroll timing differences, and increases in reserves for Green Hills Insurance, our Risk Retention Group.

Investing Activities

Net cash used in investing activities was $1,543,000 for the six months ended June 30, 2005, which consisted of $822,000 of capitalized software costs and $687,000 of capital expenditures. The remaining amount of $34,000 relates to additional financing costs associated with amending our senior credit facility.

Financing Activities

Net cash provided by financing activities was $2,833,000 for the six months ended June 30, 2005, substantially all of which represented additional draws of $2,692,000 under our senior secured credit facility. We used these funds to finance our cash loss, working capital requirements (which increased due to additional revenue, expenses and accounts receivable generated from increases in same-site operations as well as the addition of six new facilities during 2005), capital expenditures and development expenses. As a result of our restructuring, as discussed above, we will substantially reduce our development expenses in future periods.

We amended our credit facility to finance working capital needs associated with our business growth and restructuring expenses. The amendment, effective June 29, 2005: (1) increased the aggregate amount that can be borrowed under the facility to the lesser of $15,000,000 or the credit facility base calculation, in either case less outstanding letters of credit; (2) waived compliance with the covenant for the ratio of the Funded Indebtedness to Earnings Before Interest, Taxes, Depreciation and Amortization (as defined in the credit facility), or EBITDA, through December 31, 2006; and (3) added covenants setting minimum EBITDA targets for periods ending September 30, 2005 through December 31, 2006. The minimum EBITDA targets for periods ending September 30, 2005 through December 31, 2006 are:

Period	Minimum EBITDA

July 1, 2005 - September 30, 2005	$ 780,000
July 1, 2005 - December 31, 2005	1,560,000
July 1, 2005 - March 31, 2006	2,560,000
Last four fiscal quarters ending June 30, 2006	3,580,000
Last four fiscal quarters ending September 30, 2006	3,960,000
Last four fiscal quarters ending December 31, 2006	4,450,000

As of June 30, 2005, $11,000,000 was outstanding under the credit facility, which was classified as long term, and $1,000,000 was outstanding under a letter of credit. We had $1,422,000 available under the credit facility at June 30, 2005.

Future Capital Requirements

Our primary future cash needs will be to finance continuing cash losses, if any, fund working capital, and pay for anticipated capital expenditures. Through our restructuring efforts, we eliminated the need to continue funding software development at the same rate as in the first half of the year, which amounted to $822,000. Excluding software development costs, we had capital expenditures totaling $687,000 during the six months ended June 30, 2005.

We believe that our cash and cash equivalents of $3,267,000 at June 30, 2005 (which includes approximately $4,032,000 held at Green Hills Insurance Company) and availability under our credit facility will be sufficient to meet our anticipated cash needs for the next 12 months taking into consideration the restructuring described above. We cannot, however, provide assurances that our actual cash requirements will not be greater than we currently believe. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which would most likely effect our liquidity requirements or cause us to issue additional equity or debt securities.

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

The following table summarizes our significant contractual obligations at June 30, 2005, and the effect such obligations are expected to have on our liquidity and cash in future periods:

	Non-cancelable operating leases	Senior credit facility
Remainder of 2005	$719,000	$--
2006	1,175,000	--
2007	1,016,000	11,000,000
2008	906,000	--
2009	817,000	--
Thereafter	1,000	--
Total contractual obligations	$4,634,000	$11,000,000

Material Equity Transactions

CHD Meridian Healthcare was a defendant in a lawsuit seeking the return of payments received in the ordinary course of business from a client that filed for protection under bankruptcy laws during 2003. This lawsuit was previously disclosed in our quarterly report for the quarter ended March 31, 2005 filed on April 16, 2005. The Company has settled this lawsuit for an amount substantially less than demanded in May 2005.

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

Effective June 2, 2005, our President and Chief Medical Officer purchased from us 120,000 shares at a purchase price of $1.25 per share.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2005, we did not own any derivative instruments, but we were exposed to market risks, primarily due to changes in U.S. interest rates. Our credit facility bears a variable interest rate, and accordingly, the fair market value of the debt is sensitive to changes in interest rates.

Item 4.  Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2005, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

There were no changes that occurred during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Certain of our subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our overall consolidated financial position, results of operations or liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Securities

Effective June 2, 2005, our President and Chief Medical Officer purchased from us 120,000 shares at a purchase price of $1.25 per share for an aggregate purchase price of $150,000. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act.
Item 3. Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

We held an annual meeting of stockholders in Chadds Ford, Pennsylvania on May 17, 2005 to elect directors and consider and act upon certain amendment to our 2001 Equity Compensation Plan. Of the 40,824,733 shares eligible to vote at the meeting, which includes shares of common stock and shares of common stock issuable upon conversion of shares of Series A Convertible Preferred Stock, 37,431,615 shares were present or represented by proxy at the meeting.

The vote of the holders of common stock issued or issuable upon conversion of outstanding shares of Series A Convertible Preferred Stock for election of our directors for a term of one year expiring on the date of the 2006 annual meeting of stockholders was as follows:

	For	Against	Withheld

Haywood D. Cochrane, Jr.	37,075,008	34,707	558,729
Philip D. Green	37,075,008	34,707	558,729
Gail F. Lieberman	37,075,008	34,707	321,900
Frank A. Martin	37,035,008	74,707	558,729
Dr. David Nash	37,075,008	34,707	321,900
R. Dixon Thayer	37,075,008	34,707	558,729

The approval of amendments to our 2001 Equity Compensation Plan to increase the number of available shares by 2,000,000, increase the number of shares added each January 1 to 300,000, and increase the maximum grant to a single individual in a single year to 400,000 was as follows:

For	Against	Withheld

22,939,705	3,424,695	471,540

Item 5. Other Information

E. Stuart Clark, an Executive Vice President - On-Site Healthcare Services, was a named executive officer in our 2005 proxy statement. We are filing as exhibits to this quarterly report his employment agreement and an amendment to such employment agreement. The terms of Mr. Clark’s employment agreement were described in our 2005 proxy statement.

Item 6.  Exhibits

Number	Exhibit Title

10.1	Employment Agreement dated as of January 1, 2000, between Meridian Occupational Healthcare Associates, Inc. and E. Stuart Clark.

10.2	Amendment to Employment Agreement executed on January 26, 2005 and effective as of November 15, 2004, between and CHD Meridian Healthcare, LLC and E. Stuart Clark.

10.3	Amendment to Employment Agreement effective as of July 5, 2005, between and I-trax, Inc. and Yuri Rozenfeld.

10.4	First Amendment to Lease Agreement dated May 17, 2005 between Burton Hills IV Partners and CHD Meridian Healthcare, LLC.

15	Awareness letter of Goldstein, Golub Kessler LLP regarding unaudited interim financial information.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-TRAX, INC.

Date: August 15, 2005	By: /s/ R. Dixon Thayer
R. Dixon Thayer, Chief Executive Officer

Date: August 15, 2005	By: /s/ David R. Bock
David R. Bock, Senior Vice President
and Chief Financial Officer