Form 10-Q
period 2005-09-30
I TRAX INC
filed 2005-11-10
CIK 1110189

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes [ ] No [X]

As of November 9, 2005, there were 30,716,890 shares of the registrant’s $0.001 par value common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of I-trax, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of I-trax, Inc. (a Delaware corporation) and Subsidiaries as of September 30, 2005, the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2005 and 2004, the condensed consolidated statement of stockholders’ equity for the nine month period ended September 30, 2005, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the company’s management.

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

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

October 19, 2005

I-TRAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

ASSETS
	September 30, 2005 (Unaudited)	December 31, 2004
Current assets
Cash and cash equivalents	$4,102	$3,805
Accounts receivable, net	19,018	13,959
Deferred tax asset	920	1,198
Other current assets	2,470	1,978
Total current assets	26,510	20,940

Property and equipment, net	3,740	6,719
Goodwill	51,620	61,390
Customer list, net	20,011	21,182
Other intangible assets, net	986	1,860
Other long term assets	41	61

Total assets	$102,908	$112,152

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$7,734	$6,118
Accrued expenses	3,948	3,896
Net liabilities of discontinued operations	1,299	1,299
Accrued loss contracts	610	--
Current potion of accrued restructuring charges	412	--
Other current liabilities	13,506	9,601
Total current liabilities	27,509	20,914

Note payable	10,248	8,308
Deferred tax liability	1,526	1,526
Accrued purchase price (Note 6. Business Combination)	--	7,294
Accrued restructuring charges, net of current portion	20	--
Other long term liabilities	2,315	2,347

Total liabilities	41,618	40,389

Stockholders’ equity
Preferred stock - $.001 par value, 2,000,000 shares authorized, 1,027,038 and 1,070,283 issued and outstanding, respectively	1	1
Common stock - $.001 par value, 100,000,000 shares authorized 30,716,890 and 26,226,818 shares issued and outstanding, respectively	30	25
Additional paid in capital	134,742	130,399
Accumulated deficit	(73,483)	(58,662)
Total stockholders’ equity	61,290	71,763

Total liabilities and stockholders’ equity	$102,908	$112,152

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004

Net revenue	$28,824	$24,136	$84,528	$49,968

Costs and expenses
Operating expenses	21,736	18,816	64,742	38,631
Impairment of long-lived assets	--	--	12,470	--
Provision for loss contracts	(1,453)	--	663	--
Restructuring expenses	(56)	--	783	--
General and administrative expenses	5,519	4,670	17,363	11,342
Depreciation and amortization	772	1,097	2,740	2,889
Total costs and expenses	26,518	24,583	98,761	52,862

Operating income/(loss)	2,306	(447)	(14,233)	(2,894)

Other expenses
Interest expense	95	124	400	900
Amortization of financing costs	57	13	182	60
Other expenses	--	--	--	350
Total other expenses	152	137	582	1,310

Loss before provision for income taxes	2,154	(584)	(14,815)	(4,204)

(Benefit from)/provision for income taxes	(253)	251	6	251

Net income/(loss)	2,407	(835)	(14,821)	(4,455)

Less preferred stock dividend	(518)	(605)	(1,561)	(1,282)

Less deemed dividends applicable to preferred stockholders	--	--	--	(15,820)

Net income/(loss) applicable to common stockholders	$1,889	$(1,440)	$(16,382)	$(21,557)

Earnings/(loss) per common share, basic and diluted
Basic	$0.06	$(0.06)	$(0.56)	$(1.00)
Diluted	$0.05	$(0.06)	$(0.56)	$(1.00)

Weighted average number of shares outstanding, basic and diluted
Basic	30,716,890	24,730,933	29,138,509	21,613,701
Diluted	41,244,259	24,730,933	29,138,509	21,613,701

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’EQUITY
(Unaudited)
(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2004	1,070,283	$1	26,226,818	$25	$130,399	$(58,662)	$71,763

Warrant exercises	--	--	22,158	--	--	--	--

Issuance of warrants for services	--	--	--	--	11	--	11

Issuance of common stock (Note 6. Business Combination)	--	--	3,859,200	4	5,592	--	5,596

Conversion of preferred stock and accrued dividends for preferred stock	(43,245)	--	488,714	1	92	--	93

Preferred sock dividend	--	--	--	--	(1,561)	--	(1,561)

Employee subscription stock purchase	--	--	120,000	--	184	--	184

Non-cash compensation	--	--	--	--	25	--	25

Net loss for the nine months ended September 30, 2005	--	--	--	--	--	(14,821)	(14,821)

Balances at September 30, 2005	1,027,038	$1	30,716,890	$30	$134,742	$(73,483)	$61,290

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands, except share data)

	Nine months ended September 30
	2005	2004
Operating activities:
Net loss	$(14,821)	$(4,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment	12,470	--
Accrued loss on contracts	610	--
Depreciation and amortization	2,740	2,889
Employee stock purchase	34	--
Options issued below market value	25	--
Accretion of discount on notes payable charged to interest expense and beneficial conversion value of debenture	--	573
Issuance of warrants for services	11	--
Increase in fair value of common stock warrants	--	350
Amortization of financing costs	182	47

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase)/decrease in accounts receivable	(5,059)	996
Decrease in deferred tax asset	278	147
Increase in other current assets	(518)	(920)
Decrease/(increase) in other long term assets	20	(52)
Increase/(decrease) in accounts payable	1,616	(948)
Increase in accrued expenses	52	1,463
Increase in accrued restructuring charges	432	--
Increase in other current liabilities	2,079	260
Decrease in other long term liabilities	(17)	--
Net cash provided by operating activities	134	350

Investing activities:
Purchases of property, plant and equipment	(1,805)	(1,628)
Acquisition of intangible assets	(113)	(688)
Acquisition of CHD Meridian, net of acquired cash	--	(18,134)
Net cash used in investing activities	(1,918)	(20,450)

Financing activities:
Principal payments on capital leases	(9)	(35)
Repayment to related parties	--	(280)
Repayment of note payable	--	(618)
Proceeds from exercise of warrants	--	52
Proceeds from bank credit facility	1,940	7,350
Proceeds from sale of stock	150	--
Proceeds from sale of preferred stock, net of issuance costs	--	23,510
Redemption of preferred stock	--	(5,000)

Net cash provided by financing activities	2,081	24,979

Net increase in cash and cash equivalents	297	4,879

Cash and cash equivalents at beginning of period	3,805	574

Cash and cash equivalents at end of period	$4,102	$5,453

(Continued on following page.)
The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands, except share data)

(Continued from previous page.)

	Nine months ended September 30
	2005	2004
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$495	$377

Income taxes	$307	$257

Schedule of non-cash investing and financing activities:

Issuance of warrants for services	11	--

Reclassification of common stock warrants to paid in capital	--	$3,110

Issuance of common stock in connection with conversion of promissory note and other settlement	--	$71

Issuance of common stock in connection with conversion of debenture payable	--	$747

Beneficial conversion feature in connection with issuance of preferred stock	--	$15,820

Issuance of common and preferred stock in connection with the acquisition of CHD Meridian	--	$46,300

Reduction in accrued purchase price (see Note 6. Business Combination)	$1,346	$--

Preferred stock dividend	$1,561	$1,282

Conversion of accrued dividends to common stock	$93	$--

Purchase of all capital stock of CHD Meridian and assumption of liabilities in the acquisition as follows:
Fair value of non-cash tangible assets acquired	--	$17,257
Goodwill	--	37,429
Customer list	--	29,184
Other intangibles	--	1,167
Cash paid, net of cash acquired (includes $85 of transaction costs incurred in a prior period)	--	(18,834)
Common stock issued	--	(36,300)
Preferred stock issued	--	(10,000)
Liabilities assumed	--	$19,903

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

The Company offers health-related services such as on-site health centers, which deliver primary care, acute care, corporate health, occupational health and pharmacy care management services as well as integrated disease management, wellness and disability management programs.

The Company conducts its on-site services through CHD Meridian Healthcare, LLC, a Delaware limited liability company (“CHD Meridian LLC”), and its subsidiary companies, and its integrated disease management and wellness programs through I-trax Health Management Solutions, LLC, a Delaware limited liability company, and I-trax Health Management Solutions, Inc., a Delaware corporation.

Physician services at the Company’s on-site locations are provided under management agreements with affiliated physician associations, which are organized professional corporations that hire licensed physicians who provide medical services (the “Physician Groups”). The Physician Groups provide all medical aspects of the Company’s on-site services, including the development of professional standards, policies, and procedures. The Company provides a wide array of business services to the Physician Groups, including administrative services, support personnel, facilities, marketing, and non-medical services.

2. BASIS OF PRESENTATION AND INTERIM RESULTS

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and cash flows for the nine months ended September 30, 2004 include the operations of CHD Meridian effective as of April 1, 2004, even though the merger was consummated on March 19, 2004.

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

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. BASIS OF PRESENTATION AND INTERIM RESULTS (continued)

Certain other amounts presented in the condensed consolidated financial statements as of September 30, 2004 have been reclassified to conform to the current year presentation.

These condensed consolidated financial statements also include the balance sheet of CHD Meridian LLC, its wholly owned subsidiaries, the Physician Groups and Green Hills Insurance, a risk retention group (see Note 10. Risk Retention Group). The financial statements of the Physician Groups are consolidated with CHD Meridian LLC in accordance with the nominee shareholder model of Emerging Issues Task Force (“EITF”) Issue No. 97-2, “Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements.” CHD Meridian LLC has unilateral control over the assets and operations of the Physician Groups. Control of the Physician Groups is perpetual and other than temporary because of the nominee shareholder model and the management agreements between the entities. The net tangible assets of the Physician Groups were not material at September 30, 2005 and 2004.

The Company records pass-through pharmaceutical purchases and sales on a net basis in compliance with EITF Issue No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent.” The amounts of pass-through pharmaceuticals excluded from the Company’s net revenue and operating expenses for the three months ended September 30, 2005 and 2004 were $32,936,000 and $25,357,000, respectively, and for the nine months ended September 30, 2005 and 2004 were $93,700,000 and $50,228,000, respectively.

3. EARNINGS/LOSS PER SHARE

Earnings and loss per common share are computed pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic earnings and loss per share is computed as net loss available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings and loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, convertible preferred stock and convertible preferred stock dividends. For the quarter ended September 30, 2005, 7,185,000 shares issuable upon exercise of options, warrants, and convertible preferred stock were excluded from the diluted earnings per share computation because their effect would be anti-dilutive.

For the nine months ended September 30, 2005 and the three and nine months ended September 30, 2004, 17,921,000 and 17,169,000 shares, respectively, issuable upon exercise of options, warrants and convertible preferred stock were excluded from the diluted loss per share computation because their effect would be anti-dilutive.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. STOCK-BASED COMPENSATION

At September 30, 2005, the Company had two equity incentive plans, which are described more fully in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The Company accounts for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation expense is recognized based on the intrinsic value of compensatory options or shares granted under the plans.

If the Company had measured compensation cost for the stock options granted under the fair value based method subscribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” net loss per share would have been increased to the following pro forma amounts:

	For the three months ended September 30, 2005	For the three months ended September 30, 2004	For the nine months ended September 30, 2005	For the nine months ended September 30, 2004

Net income/(loss) as reported	$2,407,000	$(835,000)	$(14,821,000)	$(4,455,000)

Deduct total stock-based employee compensation expense determined under fair value based methods for all awards	(323,000)	(160,000)	(976,000)	(578,000)

Pro forma net income/(loss)	$2,084,000	$(995,000)	$(15,797,000)	$(5,033,000)

Net income/(loss) per share as reported
Basic	$0.06	$(0.06)	$(0.56)	$(1.00)
Diluted	$0.05	$(0.06)	$(0.56)	$(1.00)

Pro forma net income/(loss) per share
Basic	$0.05	$(0.06)	$(0.60)	$(1.02)
Diluted	$0.04	$(0.06)	$(0.60)	$(1.02)

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
Expected life    5 years

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. RESTRUCTURING AND RELATED ACTIVITIES

During the three months ended June 30, 2005, and as subsequently revised during the three months ended September 30, 2005, the Company completed an in-depth analysis of its structure and product development efforts. This analysis led to the conclusion that certain of the Company’s products and services were no longer essential to its integrated business model. The Company then implemented a restructuring of its operations and related activities, which was substantially completed as of June 30, 2005. In the restructuring, the Company recorded an impairment of long-lived assets, a provision for loss contracts and restructuring expenses, each of which is discussed below.

Impairment of Long-Lived Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recorded an impairment to goodwill and long-lived assets totaling $12,470,000. Of this amount, the Company wrote-off software development costs of $3,563,000 associated with products that the Company will not sell or support in the future or with proprietary systems that the Company is no longer developing. The Company recorded an impairment of $8,424,000 to goodwill and $483,000 to miscellaneous long-lived assets, most of which was related to the acquisitions of iSummit Partners, LLC and WellComm Group, Inc.

Provision for Loss Contracts

As indicated, the Company determined that certain customer contracts were likely to continue to be unprofitable, notwithstanding the reductions in operating expenses implemented in the restructuring. The Company recorded a provision for loss contracts totaling $2,116,000 for the three and six months ended June 30, 2005, and accrued this provision as accrued loss contracts in the condensed consolidated balance sheet as of June 30, 2005. The Company classified $1,345,000 of the total provision for loss contracts as a current liability as of June 30, 2005.

During the three months ended September 30, 2005, the Company offset operating losses of $28,000 from loss contracts against the accrual for loss contracts and reached agreements with customers to terminate or phase out these contracts by July 2006. Accordingly, the Company reversed $1,453,000 of the provision for loss contracts by eliminating the long term portion and reducing the current portion of accrued provision for loss contracts. At September 30, 2005, the Company estimates continuing losses and contract termination costs from such contracts to be $610,000, which is included in the accompanying condensed consolidated balance sheet.

Restructuring Expenses

In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded restructuring expenses related to one-time termination benefits of $542,000, contract termination costs of $228,000, and other associated costs of $69,000 for the three and six months ended June 30, 2005. The Company recorded an accrual of $795,000, of which $769,000 was classified as current, related to restructuring expenses to be incurred in subsequent periods.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. RESTRUCTURING AND RELATED ACTIVITIES (continued)

During the three months ended September 30, 2005, the Company paid $257,000 of one-time termination benefits, $64,000 of contract termination costs, and $32,000 of other associated costs. The Company reversed $10,000 of restructuring expenses related to a favorable contract termination, and reversed additional restructuring expenses by $46,000. As of September 30, 2005, $432,000 is classified as accrued restructuring expenses in the accompanying condensed consolidated balance sheet, of which $412,000 is classified as current.

	Current portion of accrued restructuring charges	Accrued restructuring charges, net of current portion
Balance at June 30, 2005	$769,000	$26,000
Changes during the quarter ended September 30, 2005
One-time termination benefits	(257,000)	--
Contract termination costs	(74,000)	--
Other associated costs	(26,000)	(6,000)
Adjustments	--	--
Balance at September 30, 2005	$412,000	$20,000

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

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. BUSINESS COMBINATION (continued)

The following are the Company’s unaudited pro forma results of operations for the nine months ended September 30, 2004, giving effect to the acquisition of CHD Meridian as though the transaction had occurred on January 1, 2004. The results exclude transaction costs of $1,938,000 and transaction related bonuses and termination pay of $832,000 included in the CHD Meridian and the Company’s statements of operations, respectively. The pro forma results also include adjustments to amortization expense associated with the intangibles acquired and interest expense related to the new senior secured credit facility.

	Nine Months Ended September 30, 2005 (Actual)	Nine Months Ended September 30, 2004 (Pro Forma)

Net revenue	$84,528,000	$73,322,000

Operating loss	(14,233,000)	(1,452,000)
`
Net loss	$(14,821,000)	$(3,164,000)

Loss per share
Basic	$(0.56)	$(0.20)
Diluted	$(0.56)	$(0.20)

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

As of September 30, 2005, the Company was in compliance with its financial covenants. The Company had $10,248,000 outstanding under the credit facility, which was classified as long term, and $1,000,000 under a letter of credit. The Company had $3,752,000 available for borrowing under the credit facility at September 30, 2005.

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

Significant Customers

As of September 30, 2005, one customer represented 16% of the Company’s accounts receivable as reflected on the condensed consolidated balance sheet. As of September 30, 2004, one customer represented 14% each of the total accounts receivable.

For the three and nine months ended September 30, 2005 and 2004, one customer of the Company accounted for 12% of the Company’s revenue.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. COMMITMENTS AND CONTINGENCIES (continued)

Risk-Sharing Contracts

From time to time the Company enters into risk-sharing contracts. A risk-sharing contract generally requires the Company to manage the health and wellness of a predetermined set of individuals for a term of three to five years. A risk-sharing contract provides that the Company is required to refund to its client a percentage of the Company’s fees if its program does not save the client an agreed upon percentage of the client’s healthcare costs or meet certain contractual criteria. At September 30, 2005, the Company did not have any revenue at risk, representing a decrease of $114,000 and $256,000 from June 30, 2005 and December 31, 2005, respectively. During the three months ended September 30, 2005, the Company deferred $34,000 of additional at risk fees before satisfying contractual obligations which allowed the Company to recognize $148,000 of at risk fees.

9. STOCKHOLDERS’ EQUITY

Warrants

On September 12, 2005, the Company issued a warrant to purchase 55,000 shares of the Company’s common stock at an exercise price of $1.26 per share to a consultant. The warrant vests over six months and expires on September 12, 2008. The warrant was valued at $41,000, with $11,000 included as general and administrative expense in the accompanying condensed consolidated statements of operations.

Common Stock

The Company has 100,000,000 shares of common stock authorized for issuance. As of September 30, 2005, the Company had issued and outstanding 30,716,890 shares of common stock.

During the nine months ended September 30, 2005, 43,245 shares of Series A Convertible Preferred Stock, and $92,021 in dividends accrued on such shares, were converted into an aggregate of 488,714 shares of common stock.

Series A Convertible Preferred Stock

As of September 30, 2005, the Company had issued and outstanding 1,027,038 shares of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock converts into 10 shares of common stock. Each share of Series A Convertible Preferred Stock also accrues dividends at the rate of 8% per year on $25.00, the original sale price. The Company accrued dividends of $518,000 for the three months ended September 30, 2005.

As of September 30, 2005, the Company had accrued aggregate dividends of $3,151,000, which at the Company’s option are payable in cash (subject to the consent of the senior secured creditor) or common stock at market price. If such dividends were paid in common stock at $1.27, the closing price of the common stock on September 30, 2005, the Company would be required to issue approximately 2,481,000 additional shares of common stock.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. STOCKHOLDERS’ EQUITY (continued)

Stock Options

The table below summarizes the activity in the Company’s stock option plans for the nine months ended September 30, 2005:

	Incentive Options	Non-Qualified Options	Non-Plan Non-Qualified Options	Total
Outstanding as of January 1, 2005	533,188	725,973	493,998	1,753,159
Granted	1,602,381	653,619	--	2,256,000
Exercised	--	--	--	--
Forfeited/Expired	(57,507)	(20,000)	--	(77,507)
Outstanding as of March 31, 2005	2,078,062	1,359,592	493,998	3,931,652
Granted	454,913	340,087		795,000
Exercised	--	--	--	--
Reclassification	133,531	(133,531)	--	--
Forfeited/Expired	(198,814)	--	--	(198,814)
Outstanding as of June 30, 2005	2,467,692	1,566,148	493,998	4,527,838
Granted	180,000	--	--	180,000
Exercised	--	--	--	--
Forfeited/Expired	(357,840)	(108,726)	--	(466,566)
Outstanding as of September 30, 2005	2,289,852	1,457,422	493,998	4,241,272

As of September 30, 2005, exercisable plan and non-plan options to purchase an aggregate of 1,704,799 shares, with exercise prices ranging from $.01 to $10.00, were outstanding.

On August 10, 2005, the Company granted options to acquire 180,000 shares of common stock to certain employees with an exercise price of $1.42 per share, which approximated the market value at the date of the grant.

Plan activity is summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.01	112,000	6.35	$.01	112,000	$.01
$1.40-$1.77	3,246,997	9.23	$1.45	784,975	$1.48
$2.60-$3.00	583,957	6.14	$2.75	551,729	$2.75
$3.10-$5.00	195,218	7.31	$3.86	152,995	$3.89
$5.50-$7.50	60,100	6.22	$6.00	60,100	$6.00
$10.00	43,000	4.70	$10.00	43,000	$10.00
	4,241,272	8.55	$1.86	1,704,799	$2.39

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

On an annual basis, the Company uses independent actuaries to estimate its exposures for claims obligations (for both asserted and unasserted claims) related to deductibles and exposures in excess of coverage limits, and the Company maintains reserves for these obligations. Loss and loss adjustment expense reserves are recorded monthly and represent management’s best estimate of the ultimate net cost of all reported and unreported losses incurred. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case valuations and statistical analyses. Those estimates are subject to the effects of trends in claim severity and frequency. Although considerable variability is inherent in such estimates, management believes the reserves for losses and loss adjustment expenses are adequate. The estimates are reviewed and adjusted continuously as experience develops or new information becomes known; such adjustments are included in current operations.

As of September 30, 2005, the Company’s estimated loss reserve for incurred but not reported losses and loss adjustment expense predating GHIC was $2,000,000, which is included in other long term liabilities on the condensed consolidated balance sheet. The Company also maintains a reserve for cost and settlement amounts of reported claims predating GHIC, which is included in other current liabilities on the condensed consolidated balance sheet. During the three and nine months ended September 30, 2005, the Company incurred $64,000 related to reported claims, reducing the balance of reserve for cost and settlement amounts of reported claims at September 30, 2005 to $1,547,000.

During the three and nine months ended September 30, 2005, GHIC increased its reserves for reported claims and incurred but not reported losses and loss adjustment expense by $263,000 and $874,000, respectively, to $1,603,000, which is included in other current liabilities on the condensed consolidated balance sheet.

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

Forward Looking Statements

The following discussion also contains forward-looking statements. All statements, other than statements of historical facts, included in this quarterly report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,”“believes,”“estimates,”“expects,”“intends,”“may,”“plans,”“projects,”“will,”“would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements, and readers of this report should not place undue reliance on our forward-looking statements. Actual results or events could differ, possibly materially, from the plans, intentions and expectations disclosed in our forward-looking statements. We have identified important factors in the cautionary statements below and in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 that we believe could cause actual results or events to differ, possibly materially, from our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We undertake no duty to update these forward-looking statements, even though our situation may change in the future.

Risk Considerations

You are cautioned not to place undue reliance on the statements and other discussion set forth in this quarterly report. These statements and other discussion speak only as of the date this quarterly report is filed with the Securities and Exchange Commission, and these statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Factors that may cause actual results to differ materially from management expectations include, but are not limited to:

•	effects of increasing competition for contracts to establish and manage employer-dedicated pharmacies and clinics;

•	loss of advantageous pharmaceutical pricing;

•	inability to meet covenants and financial tests related to our senior secured credit facility;

•	long and complex sales cycles;

•	loss of a major client;

•	cost pressures in the healthcare industry;

•	exposure to professional liability claims and a failure to manage effectively our professional liability risks;

•	economic uncertainty; and

•	each of the factors discussed under “Item 1 - Description of Business - Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Regulation S-X. In our opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments necessary to present fairly our financial position as of September 30, 2005 and the results of the operations and cash flows for the three and nine months ended September 30, 2005. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the covered periods. We base our estimates and judgments on our historical experience and on various other factors that we believe are reasonable under the circumstances. We evaluate our estimates and judgments, including those related to revenue recognition, bad debts, and goodwill and other intangible assets on an ongoing basis. Notwithstanding these efforts, there can be no assurance that actual results will not differ from the respective amount of those estimates.

Business Overview

I-trax is an integrated health and productivity management company formed by the merger on March 19, 2004 of I-trax, Inc. and Meridian Occupational Healthcare Associates, Inc., which did business as CHD Meridian Healthcare. We offer a range of health and productivity-related services to large, self-insured employers. Our services can be integrated or blended as necessary or appropriate based on each client’s needs. The services include on-site health centers, which deliver primary care, acute care, corporate health, occupational health and pharmacy care management services as well as integrated disease management, wellness and disability management programs. We believe we are the nation’s largest provider of on-site corporate health management services on an outsourced basis.

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

Our services are designed to allow employers to contract directly for a wide range of employee healthcare needs. We can deliver these services at or near the client’s work site by opening, staffing and managing a clinic or pharmacy dedicated to the client and its employees, or remotely by using the Internet and our state-of-the-art Care Communication Center staffed with trained nurses and other healthcare professionals who are available 24 hours per day, 7 days per week. Our array of services provides each client with flexibility to meet its specific pharmacy, primary care, occupational health, corporate health, wellness management or disease management needs.

We provide services to approximately 121 clients, including automotive and automotive parts manufacturers, consumer products manufacturers, large financial institutions, health plans, integrated delivery networks, and third party administrators. On September 30, 2005, we operated 185 on-site facilities for 92 of such clients in 32 states and provided a variety of other health management programs for the remaining 29 of such clients. Our client retention rate has been high because we establish strong client relationships that are supported by the critical nature of our services, the benefits achieved by employer and employee constituents, and the utilization of multi-year service contracts.

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

Key Financial Trends and Analytical Points

Update on Restructuring and Related Activities. During the three months ended June 30, 2005, we completed an in-depth review of our business strategy, operational integration and product development efforts. We concluded that our basic strategy could be pursued more effectively and efficiently through a deeper integration of our key lines of service and that certain products and services were no longer essential to our integrated business model. We implemented a restructuring of our operations and related activities to reduce costs and better utilize our on-site business as the platform for expanded products and services. This restructuring has resulted in a major improvement in our financial performance during the quarter ended September 30, 2005.

Adjustments to Provision for Loss Contracts. At June 30, 2005, we determined that certain customer contracts were unprofitable and likely to remain so despite the restructuring. We thus established a provision of $2,116,000 for the estimated continuing losses. During the three months ended September 30, 2005, we reached agreements with certain customers to terminate or phase out these loss contracts by July 2006. These agreements reduce the losses expected to be incurred in subsequent periods and we have accordingly reversed $1,453,000 of the provision for loss contracts by eliminating the long term portion and reducing the current portion of accrued provision for loss contracts. Our actual loss on these contracts during the quarter ended September 30, 2005 was $28,000, which was offset by the current portion of the accrued loss contracts. As of September 30, 2005, management estimates continuing losses and contract termination costs from such contracts to be $610,000.

Restructuring Expenses. We recorded restructuring expenses related to one-time termination benefits of $542,000, contract termination costs of $228,000, and other associated costs of $69,000 for the three and six months ended June 30, 2005. The Company established an accrual for such expenses of $795,000. During the third quarter, we paid $257,000 of one-time termination benefits, $64,000 of contract termination costs, and $32,000 of other associated costs. We also reversed $10,000 of restructuring expenses related to a favorable contract negotiation with a terminated vendor and reduced restructuring expenses of $46,000. Consequently, we estimate that $432,000 of restructuring expenses will be paid in subsequent periods.

Revenue Trend. Revenue for the third quarter of 2005 increased 2.1% from the second quarter of 2005, 4.9% from the first quarter of 2005, and 19.4% from the third quarter of 2004. This sustained revenue growth is driven by the continued increase in demand for our services, in particular our primary care and pharmacy operations. Since December 31, 2004, we have increased our sites under management from 177 to 185.

In addition, we have experienced significant growth in pharmacy sales. We record pass-through pharmaceutical purchases and sales on a net basis. For the three and nine months ended September 30, 2005, pass-through pharmaceuticals excluded from our net revenue and operating expenses were $32,936,000 and $93,700,000, respectively, compared to $25,357,000 and $72,995,000 (on a pro forma basis as if the merger had been effective as of January 1, 2004) for the three and nine months ended September 30, 2004. This growth in pass-through pharmaceuticals is due to the increased utilization of our on-site pharmacies as well as the launch of our new mail-order pharmacy program in the first quarter of 2005.

Profitability. The third quarter results of operations show significant improvement over the prior quarter and prior year. Our consolidated gross profit contribution, that is net revenue less direct costs of operation excluding provision for loss contracts and restructuring expenses, was $7,088,000 for the quarter ended September 30, 2005. Our percentage gross profit margin for the quarters ended September 30, 2005 and September 30, 2004 was 24.6% and 22.0% of net revenue, respectively, with a rolling four quarter weighted average of 24.1%. General and administrative expenses decreased by $822,000 from the second quarter of 2005 as a result of our restructuring efforts.

Our net income for the quarter ended September 30, 2005 was $898,000 after eliminating the effects of adjustments to provision for loss contracts and restructuring expenses during the third quarter. This compares with net loss for the quarter ended June 30, 2005, of $1,382,000 after eliminating the effects of impairment of long-lived assets, provision for loss contracts, and restructuring expenses. A reconciliation of net income/loss to adjusted net income/loss for the three and nine months ended September 30, 2004 and 2005 follows.

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004

Net income/(loss)	$2,407,000	$(835,000)	$(14,821,000)	$(4,455,000)
Impairment of long-lived assets	--	--	12,470,000	--
Provision for loss contracts	(1,453,000)	--	663,000	--
Restructuring expenses	(56,000)	--	783,000	--
Net income/(loss), excluding restructuring related activities	$898,000	$(835,000)	$(905,000)	$(4,455,000)

Earnings before interest, taxes, depreciation, and amortization. We make use of EBITDA, which is a non-GAAP financial measure. We believe that EBITDA is a useful operating performance indicator. Our EBITDA and reconciliation of net income/loss to EBITDA for the three and nine months ended September 30, 2004 and 2005 follows.

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004

Net income/(loss)	$2,407,000	$(835,000)	$(14,821,000)	$(4,455,000)
Add: Depreciation and amortization	829,000	1,110,000	2,922,000	2,949,000
Add: (Benefit from)/provision for income taxes	(253,000)	251,000	6,000	251,000
Add: Interest	95,000	124,000	400,000	900,000
EBITDA	$3,078,000	$650,000	$(11,493,000)	$(355,000)

Working Capital. At September 30, 2005, we had a working capital deficit of $999,000, as compared to a working capital deficit of $1,826,000 at June 30, 2005 and a working capital surplus of $26,000 at December 31, 2004. Our decreased deficit from the second quarter is primarily related to management’s revised estimate of loss contracts identified during our restructuring efforts of the second quarter. This revision reduced current liabilities during the quarter by $735,000.

During the third quarter of 2005, we reduced the outstanding balance under our credit facility by $752,000, from $11,000,000 at June 30, 2005 to $10,248,000 at September 30, 2005. This improvement is due in part to reduced spending on general and administrative expenses resulting from our second quarter restructuring efforts.

Results of Operations

We commenced reporting financial results that include CHD Meridian Healthcare operations beginning as of April 1, 2004, and consequently, our historic results for the three month period ended March 31, 2004 only reflect the separate operations of I-trax. Accordingly, in addition to providing comparative analysis on a historical basis, for the comparison of nine month periods ended September 30, 2005 and 2004 we are providing supplemental unaudited pro forma information that we believe is useful to understand how our results of operations have performed on a comparative basis as if the acquisition of CHD Meridian Healthcare occurred on January 1, 2004.

Three Months ended September 30, 2005 Compared to Three Months ended September 30, 2004

Revenue for the three months ended September 30, 2005 was $28,824,000, an increase of $4,688,000, or 19.4%, from $24,136,000 for the three months ended September 30, 2004. This increase was primarily due to growth in our on-site primary care and pharmacy operations as well as the addition of 17 new sites under management. Current period revenue was also positively affected by $450,000 of on-site contract termination revenue and the recognition of previously deferred revenue related to loss contracts.

Operating expenses, which represent our direct costs associated with services to clients, amounted to $21,736,000 for the three months ended September 30, 2005, an increase of $2,920,000, or 15.5%, from $18,816,000 for the three months ended September 30, 2004. Operating costs grew less than revenue during the three months ended September 30, 2005. As a result, operating expenses as a percentage of revenue for the three months ended September 30, 2005 declined to 75.4% from 78.0% for the comparable period of 2004.

As part of our restructuring activities during the three months ended June 30, 2005, we determined that certain customer contracts were unprofitable and likely to remain so, notwithstanding the reductions in operating expenses that we implemented. During the three months ended September 30, 2005, we reached agreements with certain customers to terminate or phase out these loss contracts by July 2006. Termination of these contracts reduces the losses expected to be incurred in subsequent periods and we have accordingly reversed $1,453,000 of the provision for loss contracts by eliminating the long term portion and reducing the current portion of accrued provision for loss contracts. Actual loss on these contracts incurred during the three months ended September 30, 2005 was $28,000 and was offset by the current portion of the loss contracts accrual.

We recorded restructuring expenses related to one-time termination benefits of $542,000, contract termination costs of $228,000, and other associated costs of $69,000 for the three and six months ended June 30, 2005. We reversed $10,000 of restructuring expenses related to a favorable contract negotiation with a terminated vendor and reduced restructuring expenses of $46,000 in the three months ended September 30, 2005.

General and administrative expenses, which represent our corporate costs, increased to $5,519,000 for the three months ended September 30, 2005 from $4,670,000 for the three months ended September 30, 2004. Our general and administrative expenses as a percentage of revenue declined modestly from 19.3% to 19.1% for the three months ended September 30, 2004 and 2005, respectively. General and administrative costs for the third quarter decreased by $822,000 compared to the three months ended June 30, 2005 primarily due to the restructuring.

Depreciation and amortization expenses were $772,000 for the three months ended September 30, 2005, a decrease of $325,000 as compared to $1,097,000 for the three months ended September 30, 2004. Approximately $144,000 of this decrease is related to intangibles that were fully amortized as of March 31, 2005. The remaining change is due to the reclassification of certain intangible assets to goodwill as disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

Interest expense for the three months ended September 30, 2005 was $95,000, representing a decrease of $29,000, or 23.4%, from $124,000 for the three months ended September 30, 2004. Interest expense primarily includes interest payable under our senior secured credit facility.

Amortization of financing costs for the three months ended September 30, 2005 was $57,000, representing an increase of $44,000 from $13,000 for the three months ended September 30, 2004. The increase is due to additional financing costs capitalized in connection with senior secured credit facility amendments.

For the three months ended September 30, 2005, our net income was $2,407,000, as compared to a net loss of $835,000 for the three months ended September 30, 2004. Our improved financial results were positively impacted by the reversal of $1,509,000 of expenses related to loss contracts and restructuring expenses. Excluding such items, our net income for the three months was $898,000, an improvement of $1,733,000 from the comparable period last year.

Nine Months ended September 30, 2005 Compared to Nine Months ended September 30, 2004

Revenue for the nine months ended September 30, 2005 was $84,528,000, an increase of $34,560,000, or 69.2%, from $49,968,000 for the nine months ended September 30, 2004. The substantial increase is the result of the CHD Meridian Healthcare acquisition and growth in our on-site primary care and pharmacy operations.

Operating expenses, which represent our direct costs associated with services to clients, amounted to $64,742,000 for the nine months ended September 30, 2005, an increase of $26,111,000 from $38,631,000 for the nine months ended September 30, 2004. The substantial increase is the result of the CHD Meridian Healthcare acquisition.

Impairment of long-lived assets for the nine months ended September 30, 2005 was $12,470,000. In the quarter ended June 30, 2005, we wrote-off software development costs of $3,563,000 associated with products that we no longer sell and will not support in the future and with proprietary systems that we are no longer developing. We recorded an impairment of $8,424,000 to goodwill and $483,000 to miscellaneous long-lived assets, in each case related to the acquisitions of iSummit Partners and WellComm Group.

Our provision for loss contracts for the nine months ended September 30, 2005 was $663,000. In the quarter ended June 30, 2005, we determined that certain customer contracts are likely to continue to be unprofitable, notwithstanding the reductions in our operating expenses that we have already implemented.

Our restructuring expenses for the nine months ended September 30, 2005 were $783,000. We recorded expenses related to one-time termination benefits of $542,000, contract termination costs of $218,000 and other associated costs of $23,000 that consists primarily of consulting fees.

General and administrative expenses, which represent our corporate costs, increased to $17,363,000 for the nine months ended September 30, 2005 from $11,342,000 for the nine months ended September 30, 2004. The increase of $6,021,000 is primarily attributable to the CHD Meridian Healthcare acquisition.

Depreciation and amortization expenses were $2,740,000 for the nine months ended September 30, 2005, a decrease of $149,000 as compared to $2,889,000 for the nine months ended September 30, 2004. Approximately $470,000 of depreciation and amortization expenses are excluded from our results of operations for the nine months ended September 30, 2004, as a result of the effective date of the CHD Meridian Healthcare acquisition.

Interest expense for the nine months ended September 30, 2005 was $400,000, representing a decrease of $500,000, or 55.6%, from $900,000 for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, interest expense includes interest payable under our senior secured credit facility. For the nine months ended September 30, 2004, interest expense includes a charge of $573,000 attributable to the unamortized portion of the discount and beneficial conversion value associated with a convertible debenture.

Amortization of financing costs for the nine months ended September 30, 2005 were $182,000, representing an increase of $122,000 from $60,000 for the nine months ended September 30, 2004. This increase is attributable to costs associated with amending our senior credit facility.

For the nine months ended September 30, 2005, our net loss was $14,821,000, as compared to a net loss of $4,455,000 for the nine months ended September 30, 2004.

Nine Months ended September 30, 2005 (Actual) Compared to Nine Months ended September 30, 2004 (Pro Forma)

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

	Nine Months Ended September 30, 2005 (Actual)	Nine Months Ended September 30, 2004 (Pro Forma)

Net revenue	$84,528,000	$73,322,000

Operating loss	(14,233,000)	(1,452,000)
`
Net loss	$(14,821,000)	$(3,164,000)

Loss per share
Basic	$(0.56)	$(0.20)
Diluted	$(0.56)	$(0.20)

Revenue on a pro forma basis for the nine months ended September 30, 2005 increased $11,206,000, or approximately 15.3%, to $84,528,000 from $73,322,000 for the nine months ended September 30, 2004. This growth was generated by increases from our corporate health, primary care and pharmacy service lines.

Total costs and expenses include direct costs of our operations (including impairment of long-lived assets, provision for loss contracts, and restructuring expenses), corporate overhead (general and administrative expenses), and depreciation and amortization. Total costs and expenses for the nine months ended September 30, 2005 increased $23,986,000, or approximately 32.1%, to $98,761,000 from $74,775,000 reported for the nine months ended September 30, 2004 on a pro forma basis. Of this increase, $13,916,000 is attributable to the restructuring of our health and productivity management services.

Operating expenses for the nine months ended September 30, 2005 were $8,084,000 higher than the pro forma amount for the comparable period in the previous year as a result of growth in our service lines. General and administrative expenses increased by $2,959,000, of which $2,110,000 occurred during the six months ended June 30, 2005. The increase in the first half of the year was a key factor in management’s decision to restructure the organization during the second quarter of 2005. Pro forma general and administrative expenses as a percentage of revenue was 20.5% and 19.6% for the nine months ended September 30, 2005 and 2004, respectively. As a result of our restructuring activities, general and administrative expenses as a percentage of revenue for the three months ended September 30, 2005, was 19.1%.

Interest expense and financing costs for the nine months ended September 30, 2005 decreased from the nine months ended September 30, 2004 by $879,000. During the three months ended September 30, 2004, we recorded non-recurring charges to interest expense and other expenses in the amount of $923,000.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities during the nine months ended September 30, 2005 was $134,000. The following factors accounted for our operating cash surplus:

(1)  Our operating loss was $14,821,000, which included non-cash charges of $12,470,000 for impairment of long-lived assets and $3,602,000 of non-cash depreciation, amortization, accrued loss on contracts, and other non-cash charges.

(2) Our accounts receivable and other current assets balances increased by $5,577,000 reflecting growth in pharmaceutical purchases and revenue. Other current assets have increased as a result of a prepayment of professional liability insurance.

(3) Our liabilities (which include accounts payable, accrued expenses, accrued restructuring charges and other current and long term liabilities) increased by $4,162,000, which includes accruals recorded in relation to our restructuring and related activities of $432,000. Other contributing factors to this increase were an increase in pharmaceutical sales driving higher pharmaceutical purchases and increases in reserves for Green Hills Insurance, our Risk Retention Group.

Investing Activities

Net cash used in investing activities was $1,918,000 for the nine months ended September 30, 2005, which consists of $822,000 of capitalized software costs and $983,000 of capital expenditures. The remaining amount of $113,000 relates to additional financing costs associated with amending our senior secured credit facility.

Financing Activities

Net cash provided by financing activities was $2,081,000 for the nine months ended September 30, 2005, substantially all of which represents additional draws of $1,940,000 under our senior secured credit facility. We used these funds to finance our working capital requirements (which increased due to additional revenue, expenses and accounts receivable generated from increases in same-site operations as well as the addition of eight new facilities during 2005), capital expenditures and development expenses. As a result of our restructuring, we have substantially reduced our development expenses.

We amended our credit facility to finance working capital needs associated with our business growth and restructuring expenses. The amendment, effective June 29, 2005: (1) increased the aggregate amount that can be borrowed under the facility to the lesser of $15,000,000 or the credit facility base calculation, in each case less outstanding letters of credit; (2) waived compliance with the covenant for the ratio of the Funded Indebtedness to Earnings Before Interest, Taxes, Depreciation and Amortization (as defined in the credit facility), or EBITDA, through December 31, 2006; and (3) added covenants setting minimum EBITDA targets for periods ending September 30, 2005 through December 31, 2006. The minimum EBITDA targets for periods ending September 30, 2005 through December 31, 2006 are:

Period	Minimum EBITDA

July 1, 2005 - September 30, 2005	$ 780,000
July 1, 2005 - December 31, 2005	1,560,000
July 1, 2005 - March 31, 2006	2,560,000
Last four fiscal quarters ending June 30, 2006	3,580,000
Last four fiscal quarters ending September 30, 2006	3,960,000
Last four fiscal quarters ending December 31, 2006	4,450,000

As of September 30, 2005, we were in compliance with our credit facility covenants. As of September 30, 2005, $10,248,000 was outstanding under the credit facility, which was classified as long term, and $1,000,000 was outstanding under a letter of credit. We had $3,752,000 available under the credit facility at September30, 2005.

Future Capital Requirements

Our primary future cash needs will be to fund working capital and pay for anticipated capital expenditures. Through our restructuring efforts, we eliminated the need to continue funding software development at the same rate as in the first six months of 2005, which amounted to $822,000. Excluding software development costs, we had capital expenditures totaling $983,000 during the nine months ended September 30, 2005.

We believe that our cash and cash equivalents of $4,102,000 at September 30, 2005 (which includes approximately $4,671,000 held at Green Hills Insurance Company) and availability under our credit facility will be sufficient to meet our anticipated cash needs for the next 12 months. We cannot, however, provide assurances that our actual cash requirements will not be greater than we currently believe. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which would most likely effect our liquidity requirements or cause us to issue additional equity or debt securities.

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

Material Commitments

We have various contractual obligations which are recorded as liabilities in our condensed consolidated financial statements. Other items, such as operating lease contract obligations are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed.

The following table summarizes our significant contractual obligations at September 30, 2005, and the effect such obligations are expected to have on our liquidity and cash in future periods:

	Non-cancelable operating leases	Senior credit facility
Remainder of 2005	$388,000	$--
2006	1,362,000	--
2007	1,205,000	10,248,000
2008	1,128,000	--
2009	1,094,000	--
Thereafter	488,000	--
Total contractual obligations	$5,665,000	$10,248,000

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2005, we did not own any derivative instruments, but we were exposed to market risks, primarily due to changes in U.S. interest rates. Our credit facility bears a variable interest rate, and accordingly, the fair market value of the debt is sensitive to changes in interest rates.

Item 4.  Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2005, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

There were no changes that occurred during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Securities

Effective as of September 12, 2005, we issued a warrant to acquire 55,000 shares of our common stock at an exercise price of $1.26 to a consultant as consideration for consulting services. We valued the warrant at $41,000. The consultant is an accredited investor. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders during the quarter ended September 30, 2005.

Item 5.  Other Information

None.

Item 6. Exhibits

Number	Exhibit Title

10.1	Separation Agreement effective as of August 19, 2005, between and CHD Meridian Healthcare, LLC and E. Stuart Clark.

15	Awareness letter of Goldstein, Golub Kessler LLP regarding unaudited interim financial information.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-TRAX, INC.

Date: November 9, 2005	By: /s/ R. Dixon Thayer
R. Dixon Thayer, Chief Executive
Officer

Date: November 9, 2005	By: /s/ David R. Bock
David R. Bock, Executive Vice
President and Chief Financial Officer