Form 10-K
period 2005-12-31
I TRAX INC
filed 2006-03-22
CIK 1110189

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

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

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. [ ] Yes [ ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and large accelerated filer in Rule 12b-2 of Securities Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-Accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Securities Exchange Act). [ ] Yes [X] No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $45,487,104.

The number of outstanding shares of the registrant’s common stock as of March 1, 2006, was 36,081,877.

Documents Incorporated by Reference: Portions of the Proxy Statement for the 2006 annual stockholders’ meeting are incorporated by reference into Part III.

PART I

Item 1. Business

This report includes forward-looking statements. Other than statements of historical facts, all statements included in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this report, particularly under the heading “Risk Factors” beginning on page 6, which we believe could cause actual results or events to differ materially from those stated in or implied by the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

Our Business

I-trax is a provider of integrated workplace health and productivity management solutions for employers, employees, dependents and retirees. We are focused on helping companies achieve employer of choice status by making the workplace safe and improving the quality of care and the productivity of the workforce while mitigating healthcare costs. We were formed by the merger of I-trax, Inc. and Meridian Occupational Healthcare Associates, Inc., which did business as CHD Meridian Healthcare, on March 19, 2004.

Our services are designed to allow employers to contract directly for a wide range of healthcare needs. We deliver these services at or near the client’s work site by opening, staffing and managing a health center or pharmacy dedicated to the client and its eligible population. We also provide support services to enhance our on-site health centers by using the Internet and our call center services. In all, we provide care “face to face,” telephonically, and via the Internet. We believe that our integrated care delivery model enhances the trusted relationship established by our clinical providers on-site with their patients, using the support services of our call center and our Internet programs.

We believe our services improve the health status of employees and mitigate the upward cost trend experienced by employers, employees, and government agencies. By proactively managing the healthcare needs of our clients’ employees and their families, we believe our programs improve health, increase productivity, reduce absenteeism, reduce the need for future critical care, and manage overall costs. We also believe the breadth of our services allows our clients the flexibility to meet each of the following needs in a cost-effective and professional manner: pharmacy; primary care; occupational health; corporate health; wellness; lifestyle management; and disease management.

As of December 31, 2005, we were providing services to approximately 113 clients, including large financial institutions, consumer products manufacturers, health plans, integrated delivery networks, automotive and automotive parts manufacturers, and diversified industrial companies. For 96 of such clients, we operated 193 on-site facilities in 32 states, and for 17 of such clients, we provided a variety of health management programs. Our client retention rate is high due to strong client relationships that are supported by the critical nature of our services, the benefits achieved by employer and employee constituents, and the utilization of multi-year service contracts.

Our Services

Occupational Health Services

We provide professional staffing and management of on-site health facilities that address the occupational health, workers’ compensation injuries, and minor illnesses of an employer’s workforce. These programs are designed to operate across the entire array of occupational health regulatory environments and emphasize work-related injury cost-reduction, treatment, medical surveillance or testing, disability management, case management, return-to-work coordination, medical community relations or oversight, on-site physical therapy and injury prevention, and ergonomic assessment and intervention. Our health programs are intended to improve compliance with treatment protocols and drug formularies, enhance employee productivity, and allow for greater employer control of occupational health costs. At December 31, 2005, we were operating 87 occupational health facilities compared to 78 such facilities at December 31, 2004.

Primary Care Services

We operate employer-sponsored on-site health centers designed to integrate with the employer’s existing healthcare plans. In such arrangements, employers contract with us directly for primary care health services and in the process regain control of costs, quality and access. Generally, each of our health centers services a single employer and offers health management programs for the primary care needs of the eligible population, including routine primary care, urgent care, specialty services, optometry services, laboratory and radiology services, and other prevention and disease management programs. Clients often combine our health center with a dedicated pharmacy. We also offer customized solutions in network management and absence management, including non-work related injury case management and disability management. Our physicians, nurses, and other staff are dedicated to the customer’s population, allowing employees, retirees, and their dependents to receive cost-effective, high quality, accessible and convenient care. At December 31, 2005 and December 31, 2004, we were operating 21 primary care centers.

Pharmacy Care Management Services

We operate employer-sponsored on-site pharmacies that offer prescription services exclusively to the client’s eligible population. Clients often combine our pharmacy with a dedicated primary care center. By leveraging prescription volume across our client base and procuring pharmaceuticals as a captive class of trade, we purchase products at considerable savings for our clients, thus significantly and positively affecting what we understand is one of our clients’ fastest-growing healthcare cost categories. Our information technology system integrates with our clients’ existing pharmacy management programs and plans, and improves employees’ prescription fulfillment convenience. At December 31, 2005, we were operating 28 pharmacies, compared to 27 pharmacies at December 31, 2004.

Corporate Health Services

We offer custom designed workplace programs that combine preventative care, occupational health, medical surveillance and testing, travel medicine and health education to non-industrial clients that do not experience significant physical injury rates, but nonetheless maintain large workforces with general and specialized medical needs. Clients to which we provide corporate health services include financial service, insurance, advertising and consulting firms. At December 31, 2005, we were operating 57 corporate healthcare facilities, compared to 51 such facilities at December 31, 2004.

Telehealth Services

In addition to providing telehealth support to our on-site services, wellness programs and disease management programs, we also offer our triage and health information program—MyNurseLine™—as a separate service. MyNurseLine is a technology-enabled, clinical nurse triage service that is available to members 24 hours per day, 7 days per week. The service improves access to information, helps consumers become more informed about their choices, and empowers them to make correct choices, all of which reduces costs. MyNurseLine service allows for rapid assessment of a caller’s condition, triaging them to the appropriate level of care ranging from urgent care referral to guided self-care at home. At December 31, 2005, we were providing stand-alone MyNurseLine™ services to 17 clients.

Other Services

Predictive Science. All of our services may incorporate predictive science to analyze our client’s medical claims and pharmacy and clinical data to predict future healthcare costs, which of those costs are avoidable, the health conditions that will drive those costs, and the people within our clients’ populations who are at risk for those conditions. Using this information, we tailor our programs to help the client achieve better care, savings and other desired results.

Interventions and Clinical Expertise. All of our services may also include personalized health and disease interventions for individuals who suffer from, or are at high risk for, acute or chronic disease as well as programs tailored for individuals who are at low risk. Depending on the individual’s level of risk, our custom-tailored interventions include self-help programs available through the web or person-assisted programs administered through our call center. All interventions include lifestyle and risk reduction programs that follow evidence-based clinical guidelines to optimize health, fitness, productivity, and quality of life.

Our Client Contracts

Our client contracts for on-site health centers and pharmacies are typically for an initial term of three years and renew automatically in the absence of notice to the contrary. Under these contracts, we typically provide services to our clients’ employees, dependents and retirees, although arrangements vary depending on the contract. We charge these clients for our services on a “cost plus” and “fixed fee” basis to provide care to these individuals. We typically review the costs of operating our health centers and pharmacies with our clients annually.

Under contracts covering our telehealth services, we typically charge our clients a per member or per employee per month fee or a per-call fee. Fees may increase with a corresponding increase in the level of service we provide. Basic personalized health management programs provide inbound telephone access to a nurse or healthcare professional for triage or health information, 24 hours per day, 7 days per week, for employees, health plan members and, in many instances, dependents. Enhanced programs, which we introduced in October 2003, provide inbound and outbound contacts by telephone, mail and e-mail and electronic health information and tools.

Our Strategy

Our business strategy is to grow by providing our clients, their employees, families and retirees with healthcare services that deliver excellent patient care, value-added information systems and effective cost management strategies, thus helping our clients achieve employer of choice status in their marketplace. To this end, we seek to:

•	Establish and leverage a flexible menu of integrated wellness, productivity and disease management solutions and delivery platforms, on a value added basis for effective human capital management.

•
Exceed client expectations in the delivery of our services through trusted relationships and by reporting tangible improvements in care, satisfaction, healthcare costs, clinical delivery and outcomes excellence.

•	Attract and convert a significant flow of new prospective clients at a rate faster than market growth.

•	Build for our employees a desirable and stimulating workplace environment that attracts, motivates and rewards high performance.

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

We acquired WellComm Group LLC effective February 6, 2002. In the acquisition, we paid the WellComm stockholders approximately $2,200,000 in cash and 1,488,000 shares of our common stock. We also issued to each of two senior officers of WellComm options to acquire 56,000 shares of our common stock at a nominal exercise price. Because the acquisition was structured as a merger, we also assumed all of WellComm’s liabilities, which equaled approximately $775,000.

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

We acquired CHD Meridian Healthcare on March 19, 2004. The various companies that comprised CHD Meridian Healthcare have provided on-site healthcare services for well over 20 years.

Under the merger agreement, we delivered to CHD Meridian Healthcare stockholders 10,000,000 shares of I-trax common stock, 400,000 shares of I-trax Series A Convertible Preferred Stock, each of which is convertible into 10 shares of I-trax common stock, and paid $25,508,000 in cash. Immediately prior to the merger, CHD Meridian Healthcare redeemed certain of its then outstanding shares of common stock and options to purchase common stock for approximately $9,492,000 in the aggregate. Immediately following the closing of the merger, we also redeemed from former CHD Meridian Healthcare stockholders that participated in the merger, pro rata, an aggregate of 200,000 shares of Series A Convertible Preferred Stock at their original issue price of $25.00 per share or $5,000,000 in the aggregate. Accordingly, CHD Meridian Healthcare stockholders and option holders received an aggregate of approximately $40,000,000 of cash in, or immediately prior to, the merger. In the merger, we also assumed all of CHD Meridian Healthcare’s liabilities, which equaled approximately $21,505,000.

To fund $30,508,000 required to pay the cash portion of the merger consideration and to redeem the preferred stock, we sold 1,000,000 shares of Series A Convertible Preferred Stock at a purchase price of $25.00 per share for gross proceeds of $25,000,000, and borrowed $12,000,000 under a new senior secured credit facility from a national lender.

Under the merger agreement and the related financing documents, we registered for resale the shares of common stock issued in the merger and issuable upon conversion of shares of Series A Convertible Preferred Stock issued in the merger and in the related financing.

Finally, on April 5, 2005, we released to former CHD Meridian Healthcare stockholders from escrow 3,859,200 shares of our common stock because we achieved in 2004 an agreed upon milestone for earnings before interest, taxes, depreciation and amortization in our on-site business.

Competition

On-site health centers and pharmacies dedicated to specific employers, and their employees and dependents, represent a small segment of the overall United States healthcare market. We refer to this segment as on-site healthcare. Within the on-site healthcare segment, a large portion of the on-site facilities are operated directly by the employers. A smaller portion is operated by third-party vendors like us. We therefore believe that our predominant competitors within on-site healthcare are large, self-insured employers that operate their own on-site facilities. Among the third-party vendors operating on-site facilities, our primary competitors are regional providers and certain companies competing nationally such as Concentra, Whole Health Management, and Medcor.

Because of the regulatory and historical developments, on-site facilities dedicated to occupational healthcare represent the most significant portion of all on-site facilities in the United States. If we exclude on-site facilities operated by third-party vendors and dedicated to occupational healthcare, we believe that we are the largest third-party provider of on-site healthcare in the United States.

Notwithstanding our substantial presence in the on-site healthcare, numerous companies operating in other segments of the healthcare market are currently delivering one or several components of our services. These companies include disease management companies, health insurers and plans, Internet health information companies and pharmacy benefit management companies, among others. Many of these companies are larger than we are and have greater resources, including access to capital, than we do. We believe, however, that our broad expertise in establishing and managing on-site healthcare facilities and the community of physicians, nurses and other employees that deliver care to our patients allow us to compete effectively against these larger competitors. Disease management and care enhancement companies that deliver a component of our services include Healthways, Lifemasters, Matria, Allere, SHPS, Inc., and Future Health. Pharmacy benefit management companies, which also deliver a component of our services, include Caremark Rx, Drugmax, Express Scripts and national pharmacy chains, such as Walgreens.

Intellectual Property

Our proprietary on-site operating manuals and software applications are protected by United States copyright laws. We have registered the use of certain of our trade names and service names in the United States. We also have the rights to a number of Internet domain names, including i-trax.com and .net, MyFamilyMD.com and .net, and CHDMeridian.com. We continue to explore potential availability of patent protection for our business processes and innovations.

Employees

We believe our success depends to a significant extent on our ability to attract, motivate and retain highly skilled, vision-oriented healthcare professionals, management and other employees. To this end, we focus on incentive programs for our employees and endeavor to build a workplace environment that attracts, motivates and recognizes high performance. As of December 31, 2005, we had 994 full-time employees, 120 part-time employees, 595 nurses employed on an “as needed” basis, and 13 temporary employees.

Item 1A. Risk Factors

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

Although we believe that there is significant demand for our services and products among businesses, there are many reasons why we may be unable to execute our business strategy, including our possible inability to:

•	deploy our integrated workplace health and productivity management solutions on a large scale;

•	attract a sufficiently large number of self-insured employers to purchase our services;

•	increase awareness of our brand;

•	strengthen user loyalty;

•	develop and improve our services and solutions;

•	continue to develop and upgrade our services and solutions; and

•	attract, retain and motivate qualified personnel.

Our inability to achieve the above goals could adversely affect our revenue.

Our credit facility contains certain covenants and financial tests that limit the way we conduct business.

Our senior secured credit facility contains certain covenants and financial tests that limit the way we conduct business. Financial tests include a covenant measuring the ratio of our funded indebtedness to earnings before interest, taxes, depreciation and amortization (as defined in the credit agreement), or EBITDA, the ratio of our funded indebtedness to capitalization, and our fixed charges coverage ratio. Other covenants restrict our ability to incur certain debt and complete mergers and dispose of assets without our senior creditor’s consent.

We amended our senior secured credit facility effective June 29, 2005, in anticipation of failing to meet certain covenants because of the restructuring of certain of our operations. (Please also see Note 4 in the notes to our consolidated financial statements for further information about the restructuring.) As a result of this amendment, (1) the aggregate amount that can be borrowed under the facility increased to the lesser of $15,000,000 or the credit facility base calculation, in either case less the amount of outstanding letters of credit; (2) compliance with the covenant for the ratio of funded indebtedness to EBITDA is waived through December 31, 2006; and (3) covenants setting minimum EBITDA targets for periods ending September 30, 2005 through December 31, 2006 were added. (Please also see Note 9 in the notes to our consolidated financial statements for further information on our credit facility.)

The covenants and financial tests in the credit facility may prevent us from accessing working capital, competing effectively or taking advantage of new business opportunities. The failure to comply with these covenants or meet these ratios and other tests could result in a default under our credit facility. Unless we are able to negotiate an amendment, forbearance or waiver, we may be required to repay all amounts then outstanding, which we could probably not do, and if we could do so, it would have a material adverse effect on our business, results of operations and financial condition.

Borrowings under our credit facility also are secured by liens on substantially all of our assets and the assets of our subsidiaries. If we are in default under one of these credit facilities, our secured creditor could foreclose on all or substantially all of our assets and the assets of our subsidiaries. In addition, our credit facility matures on April 1, 2007. Accordingly, on April 1, 2006, all indebtedness under the credit facility will be classified as a short-term liability. We cannot assure you that we will generate sufficient cash flow to repay our indebtedness, and we further cannot assure you that, if the need arises, we will be able to obtain additional financing or to refinance our indebtedness on terms acceptable to us, if at all. Any such failure to obtain financing could have a material adverse effect on our business, results of operations and financial condition.

We have a history of net losses and may incur a net loss in 2006.

Although we earned a net profit in the quarters ended September 30, 2005 and December 31, 2005, we did not earn a net profit for the entire 2005 year and may not earn a net profit in 2006 due to the many factors, including the following:

•	our need to invest in the further development and enhancement of our workplace health and productivity management solutions;

•	our need to strengthen our position as a respected and preferred provider of integrated health and wellness solutions; and

•	our need to prepare for seasonal and other trends in the healthcare sector, and overall economic conditions, which may make our growth and results of operations inconsistent.

Consequently, one or any combination of these factors may result in our inability to generate a net profit in 2006.

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

We receive favorable pricing from pharmaceutical manufacturers as a result of our class of trade designation, which means that we only sell pharmaceutical products to our clients’ employees, dependents and retirees. We also receive rebates on branded drugs from the pharmaceutical manufacturers. We pass on most of the benefit of our class of trade pricing and the branded drug rebates to our clients under the terms of client contracts. In the past, retail pharmacies have brought legal cases against pharmaceutical manufacturers challenging class of trade designations as unlawful price discrimination under the Robinson-Patman Act. Although these challenges have generally failed, there remains a possibility that we could lose the benefit of this favorable pricing, either due to a legal challenge or to a change in policies of the pharmaceutical manufacturers. Such a loss would diminish the value that we can provide to our clients and, therefore, make our services less attractive and put pressure on our margins.

Increasing competition for contracts to establish and manage employer-dedicated pharmacies and clinics increases the likelihood that we may lose business to our competitors.

CHD Meridian Healthcare pioneered the field of employer-dedicated pharmacies and primary care clinics. Although CHD Meridian Healthcare has always faced competition from other methods by which business enterprises can arrange and pay for healthcare services for their employees, until recently we rarely experienced direct competition for a contract to manage a particular employer’s pharmacy or clinic. We have recently begun to see direct competition for employer-dedicated pharmacy management contracts. We expect this competition will increase over time. Although we believe that we have certain advantages in facing such competition, including our experience and know-how, some of our competitors and potential competitors, including prescription benefit management companies are substantially larger and better-capitalized than we are. We believe that the potential market for employer-dedicated pharmacies is large enough for us to meet our growth plans despite increasing competition, but there are no assurances that we will in fact be able to do so. Our ability to maintain existing clients, expand services to existing clients, add new clients so as to meet our growth objectives, and maintain attractive pricing for our services, will depend on the interplay among overall growth in the use of employer-dedicated facilities, entry of new competitors into our business, and our success or failure in maintaining our market position in relation to these new entrants. If we cannot successfully compete in the market for managing employer dedicated pharmacies, our business and results of operations could be negatively affected.

In addition to this increasing head-to-head competition for contracts to establish and manage employer-dedicated facilities, we expect to continue to face competition for large employers’ healthcare budgets from other kinds of enterprises, including health insurers, managed health care plans, and retail pharmacy chains. Increased competition could reduce the profitability of our pharmacy operations.  We may be forced to cut our management fees or pass on to our customers an increased share of the volume discounts and generic drug incentives that we receive from our wholesale drug distributor, which would adversely affect our financial results.

Our business involves exposure to professional liability claims, and a failure to manage effectively our professional liability risks could expose us to unexpected expenses, thus resulting in losses.

Under the terms of our contracts to manage employer sponsored clinics or pharmacies, we must procure professional liability insurance covering the operations of such facilities. We also typically agree to indemnify our clients against professional liability claims arising out of acts or omissions of healthcare providers working at the clinics and pharmacies we manage. Further, under the terms of our service agreements with affiliated professional corporations, we are contractually obligated to procure malpractice insurance on behalf of the professional corporations and their employed healthcare providers. Finally, there also exists the possibility that we may be subject to professional liability claims even though neither the healthcare providers nor we were directly responsible for the injury. As a result of these contractual arrangements, we routinely incur expenses arising out of professional liability claims. If we fail to manage the professional liability claims and associated risk effectively, we may sustain financial losses.

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

Certain of our past professional liability insurance policy years were insured by two insurance companies that are now either insolvent or under regulatory supervision. As a result, we are partially uninsured for those periods. We have established reserves in connection with the six pending claims from such policy years. Although we believe such reserves are reasonable based on our historic loss experience, there is no assurance that these reserves will be sufficient to pay all judgments or settlements that may result from such claims.

Our professional liability insurance for the period May 1, 2003 to April 30, 2004 provided for self-insured retention of $500,000. A self-insured retention is the amount we assume under our insurance policy as if we are the insurer subject to the terms of the policy and related regulatory scheme. This means that we are partially uninsured against a variety of claims that may arise from such policy year.

We have reserved for projected future professional liability expenses based on actuarial estimates of potential losses that may emerge in the future as a result of past operations. These reserves, however, could prove inadequate, as the size of our ultimate uninsured liability could exceed our established reserves and we could sustain losses in excess of our reserves.

Since May 1, 2004 we have purchased primary professional liability insurance from a captive insurance subsidiary, Green Hills Insurance Company, or GHIC, and excess coverage from third-party insurers. GHIC maintains separate reserves based on actuarial estimates of potential losses up to the policy limits. However, there can be no assurance that these reserves will be sufficient to meet potential losses and we could be required to meet losses or loss adjustment expenses out of other resources.

Our subsidiary insurance company, GHIC, subjects us to additional regulatory requirements and to risks associated with the insurance business.

Operating an insurance subsidiary represents additional risk to our operations, including a potential perception among our existing and potential clients that we are not adequately insured. We have retained a third-party captive insurance company manager and have engaged an actuarial consulting firm for the insurance subsidiary. We are subject to the risks associated with any insurance business, which include investment risk relating to the performance of our invested assets set aside as reserves for future claims, the uncertainty of making actuarial estimates of projected future professional liability losses, and loss adjustment expenses. Failure to make an adequate return on our investments, to maintain the principal of invested funds, or to estimate future losses and loss adjustment expenses accurately could cause asserted and unasserted claims to exceed our reserves causing us to sustain losses. Also, maintaining the insurance subsidiary has exposed us to substantial additional regulatory requirements, with attendant risks if we fail to comply with applicable regulations.

If our clients do not provide us with accurate data, or if we do not process such data accurately, we may not be able to fulfill some of our client contracts.

Implementation and delivery of some of our programs, including our disease management programs, is highly dependent on data about individuals supplied to us by our clients, and on our information technology systems that process such data upon receipt. If we do not receive timely and accurate data from our clients, or if our information technology systems do not process such data accurately, we may not be able to fulfill our client contracts, which could have a material adverse effect on our business, results of operations and financial condition.

We may be sued and incur losses if we provide inaccurate health information on our website or inadvertently disclose confidential health information to unauthorized users.

Because some users of our services access health content and services relating to the medical condition of the users on our website or distribute our content to others, third-parties may sue us for defamation, negligence, copyright or trademark infringement, personal injury or other matters. We could also become liable if confidential information is disclosed inappropriately. These types of claims have been brought, sometimes successfully, against online services in the past. Others could also sue us for the content and services accessible from our website through links to other websites or through content and materials that may be posted by our users in chat rooms or bulletin boards. Any such liability could have a material adverse effect on our reputation and our business, results of operations or financial position.

We also retain confidential healthcare information on our servers. Therefore, our facilities and infrastructure must remain secure and be perceived by clients to be secure. Although we operate our software applications from a secure facility managed by a reputable third party, our infrastructure may be vulnerable to physical or virtual break-ins, computer viruses, programming errors or similar disruptive problems. A material security breach could damage our reputation or result in liability to us.

If we lose key employees or fail to recruit and retain other skilled employees, we may not be able to continue our growth.

Our business greatly depends on, among others, Frank A. Martin, chairman and director, R. Dixon Thayer, chief executive officer and director, Dr. Raymond J. Fabius, our president and chief medical officer, and David R. Bock, executive vice president and chief financial officer. If we cannot retain any one of these individuals, we will lose employees with considerable operational experience and knowledge of our business, which could significantly reduce our ability to compete and succeed in the future.

We maintain employment agreements with Messrs. Martin, Thayer and Bock and Dr. Fabius. In December 2005, Mr. Martin’s employment agreement renewed for a one-year term ending December 2006. In February 2005, we entered into an employment agreement with Mr. Thayer for an initial term of three years. In April 2005, we entered into an employment agreement with Dr. Fabius for an initial term of three years, and in November 2004, we entered into an employment agreement with Mr. Bock for an initial term of three years. Each employment agreement may be terminated by us with or without cause and by the applicable executive with or without good reason.

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

Our sales cycle is complex, which prolongs the sales cycle and complicates our ability to predict our growth.

The workplace health and productivity management segment is growing rapidly and has many providers offering complex services that are quite different from one another, and require clients to incur substantial upfront and continuing costs. Potential clients, therefore, take a long time to evaluate and purchase such services. The sales and implementation process for our services is also lengthy because it involves a significant technical evaluation and requires our clients to commit time and other resources. Delays occur often because of clients’ internal budgets, processes associated with significant capital commitments, information technology related issues, and general caution associated with new services. Our sales cycle, therefore, is unpredictable and has generally ranged from 3 to 24 months from contact to contract. The time needed to implement our services is also difficult to predict, and the process may last 18 months in extreme circumstances. Therefore, before we see a single patient and record any revenue from a new site, we expend substantial time, effort and money that we may not recoup.

Deterioration of the financial health of our clients, many of which are large U.S. manufacturing enterprises, may impair our business volume and collections.

An adverse trend in certain U.S. manufacturing industries is leading to plant closings and layoffs that could eliminate or reduce the need for some of our employer-dedicated healthcare facilities. Because of the risks associated with client insolvency, and the concentration of CHD Meridian Healthcare’s client base, our business is to some extent dependent on the continued health of U.S. manufacturing industries. Also, if our client becomes insolvent, we may not be able to recover outstanding accounts receivable owed by that client, we may suffer premature contract termination, and our operating results could be adversely affected.

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

Our clients and we are dependent on software technologies and are therefore subject to frequent change and risks associated with Internet viruses and outages, which could destroy the information we maintain or prevent our clients from accessing important information.

The web-based software applications we use to operate our on-site facilities and deliver other services depend on the continuous, reliable and secure operation of Internet servers and related hardware and software. Viruses and outages on the Internet could cause outages of our applications from time to time. To the extent that our services are interrupted, our users will be inconvenienced and our reputation may be diminished. If access to our system becomes unavailable at a critical time, our clients may allege we are liable, which could depress our stock price, cause significant negative publicity, and possibly lead to litigation. Although our computer and communications hardware is protected by physical and software safeguards, it is still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. We do not have 100% redundancy for all of our computer and telecommunications facilities. Consequently, a catastrophic event could have a significant negative effect on our business, results of operations, and financial condition.

We also depend on third parties to provide certain of our clients and on-site facilities with Internet and online services necessary for access to our servers. It is possible that our clients will experience difficulties with Internet and other online services due to system failures, including failures unrelated to our systems. Any sustained disruption in Internet access provided by third parties could have a material adverse effect on our business, results of operations and financial condition.

We are dependent on our ability to deploy and implement our services and information technology efficiently.

Certain of our services are dependent on efficient deployment, implementation, and scalability of information technology, and each client has unique information technology needs. We must continue to develop efficiency in integrating systems and scalability to accommodate a greater number of clients, improved work flow, and new functionality. If we fail to respond to these requirements, our ability to process new business could be slowed, which ultimately could have a material adverse effect on our business, results of operations and financial condition.

We may be unable to compete successfully against companies offering services similar to ours, which will impair our revenue growth.

On-site health centers and pharmacies dedicated to specific employers, and their employees and dependents, represent a small segment of the overall United States healthcare market. In this segment, we compete with large, self-insured employers that operate their own on-site facilities and third-party vendors such as Concentra, Whole Health Management and Medcor. We also compete against numerous other companies operating in other segments of the healthcare market. These companies include disease management companies, health insurers and plans, Internet health information companies and pharmacy benefit management companies, among others. Disease management and care enhancement companies that deliver a component of our services include Healthways, Lifemasters, Matria, Allere, SHPS, Inc., and Future Health. Pharmacy benefit management companies, which also deliver a component of our services, include Caremark Rx, Drugmax, Express Scripts and national pharmacy chains, such as Walgreens.

Many of these companies are larger than we are and enjoy:

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

Our intellectual property is important to our business. We rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property. Our efforts to protect our intellectual property may not be adequate. Our competitors may duplicate our products or services. Conversely, we could be subject to intellectual property infringement claims as the number of our competitors grows and the content and functionality of services overlap with competing offerings. Defending against these claims, even if not meritorious, could divert our attention from operating our company. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a damage award, change our business model, and restructure our operations, which will result in a material adverse effect on our results of operations.

The loss of a major client will significantly reduce our revenue.

For the year ended December 31, 2005, we had one client that accounted for 13% of our revenue. We anticipate that our results of operations in any given period will continue to be influenced to a certain extent by a relatively small number of clients. Accordingly, if we were to lose the business of such a client, our results of operations will be materially and adversely affected.

Risks Related to Our Industry

The healthcare industry is subject to general cost pressures that could reduce our revenue and gross margins.

The healthcare industry is currently under pressure by governmental and private-sector revenue sources to cut costs. These pressures will continue and possibly intensify. Although we believe that our services assist public health agencies, hospitals, health plans and self-insured employers to control the high costs associated with treating patients, the pressures to reduce costs immediately may hinder our ability (or increase the length of time we require) to obtain new contracts. In addition, the focus on cost reduction may pressure our customers to restructure contracts and reduce our fees.

We and our client are affected by changes in the laws governing health plan, hospital and public health agency reimbursement under governmental programs such as Medicare and Medicaid. There are periodic legislative and regulatory initiatives to reduce the funding of the Medicare and Medicaid programs in an effort to curtail or reduce overall Federal healthcare spending. Federal legislation has and may continue to significantly reduce Medicare and Medicaid reimbursements to most hospitals. These reimbursement changes are negatively affecting hospital revenues and operations. Such legislative initiatives or government regulations could reduce demand for our services, our revenue and gross margins.

We are subject to judicial and statutory prohibitions on the corporate practice of medicine, and failure to comply with these prohibitions will expose us to heightened scrutiny by regulatory agencies, fines, litigation and possibly loss of revenue.

There are judicial and statutory prohibitions on the corporate practice of medicine, which vary from state to state. The corporate practice of medicine doctrine prohibits a corporation, other than a professional corporation, from practicing medicine or employing physicians. Some states also prohibit a non-physician from splitting or sharing fees charged by a physician for medical services. The services we provide include establishing and managing medical clinics. Most physician services at clinics we manage are provided by physicians who are employees of professional corporations with which we contract to provide non-professional services such as purchasing equipment and supplies, patient scheduling, billing, collection, accounting, and computer services. The professional corporations control hiring and supervise physicians and all medical functions. We have option agreements with the physician-owners of these affiliated professional corporations that entitle us to require the physician-owners to sell the stock of the professional corporations to any licensed physician we designate. This structure is intended to permit consolidation of the professional corporations’ financial statements with ours, while maintaining sufficient separation to comply with the corporate practice of medicine doctrine and with fee splitting and fee sharing prohibitions. Although we do not believe that this structure violates the corporate practice of medicine doctrine or fee splitting or fee sharing prohibitions, such a claim may be successfully asserted against us in any jurisdiction, which may subject us to civil and criminal penalties, or we could be required to restructure our contractual arrangements with clients. Any restructuring of contractual arrangements could result in lower revenue, increased expenses and reduced influence over the business decisions of those operations. Alternatively, some existing CHD Meridian Healthcare contracts could be found to be illegal and unenforceable, which could result in their termination and an associated loss of revenue, or inability to enforce valuable provisions of those contracts.

We have custody of confidential patient records and if we fail to comply with regulations applicable to maintaining such records we may be fined or sued.

Our personnel who staff our on-site pharmacies and clinics have custody of confidential patient records. The web-based software applications we use to operate our on-site facilities and deliver other services also contain confidential patient records. In our capacity as a covered entity or, in some instances, as a business associate of a covered entity, we and the records we hold are subject to a rule entitled Privacy of Individually Identifiable Health Information, or Privacy Rule, promulgated by the U.S. Department of Health and Human Services under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and also to any state laws that may have more stringent privacy requirements. We attempt to protect the privacy and security of confidential patient information in accordance with applicable law. We could, however, face claims of violation of the Privacy Rule, invasion of privacy or similar claims, if our patient records or computer servers were compromised, or if our interpretation of the applicable privacy requirements, many of which are complex, were incorrect or allegedly incorrect, or if we failed to maintain a sufficiently effective compliance program. Such security failures could also cause significant negative publicity, depress our stock price and lead to litigation.

Furthermore, although we believe that the Privacy Rule protects our ability to obtain patient identifiable medical information for disease management purposes from certain of our clients, state legislation or regulations will preempt Federal legislation if state legislation or regulations are more restrictive. Accordingly, new Federal or state legislation or regulations restricting the availability of this information for disease management purposes could prevent us from performing services for our existing clients, and result in termination of our disease management contracts and loss of revenue.

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

The doctors, nurses and other healthcare professionals who staff our affiliated professional corporations, the nurses who staff our care communication centers, and the pharmacists and other healthcare professionals, who staff our on-site pharmacies and clinics, are subject to individual licensing requirements. All of our healthcare professionals and facilities subject to such licensing requirements are licensed in the state where they are physically present. Multiple state licensing requirements for healthcare professionals who provide services telephonically over state lines may require us to license some of our healthcare professionals in more than one state. We continually monitor the developments in telemedicine. There is no assurance, however, that new judicial decisions or Federal or state legislation or regulations would not increase the requirement for multi-state licensing of all central operating unit call center health professionals, which would increase our administrative costs. Further, in the event a state regulatory agency alleges that we do not comply with relevant licensing requirements, we may be subject to fines and administrative action.

The recently launched Medicare prescription drug benefit legislation could reduce the demand for the prescription drug benefits we provide.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 went into effect in January 2006. This law provides Medicare beneficiaries with insurance coverage that offers access to prescription medicines. The prescription drug benefit is called Medicare Part D. Under Medicare Part D, drug benefits are provided through risk-bearing private plans contracting with the government (including plans offering only the Medicare Part D coverage as well as integrated plans offering all Medicare benefits). There is an annual open period during which Medicare beneficiaries will choose their drug plan from among those available in their area of residence.

We are still assessing how this law will affect our business. Subsidies for employers providing retiree drug benefits will decrease the costs to those employers of providing such benefits, and therefore, may increase the number of employers willing to provide retiree drug benefits, which would positively affect our business. On the other hand, employers that now offer prescription drug benefits may decide no longer to do so, on the basis that their retirees now will be able to obtain such benefits on their own through Medicare. In that case, such employers would have less need for employer-dedicated pharmacies of the kinds that we establish and manage, which would adversely affect our business.

Risks Related to Investment in Our Stock

The price of our common stock is volatile and investors may lose money if they invest in our stock.

Our stock price has been and we believe will continue to be volatile. For example, from March 1, 2004 through March 1, 2006, the price of our stock has fluctuated from a high of $5.70 to a low of $1.07. Our stock’s volatility is influenced by the market’s perceptions of the healthcare sector in general, or other companies believed to be similar to us, and by the market’s perception of our operations and future prospects. Many of these perceptions are beyond our control. In addition, as of March 1, 2006, 36,081,877 shares of our common stock were issued and outstanding and the three-month average daily trading volume of our common stock was approximately 370,000 shares. Therefore, the ability to achieve relatively quick liquidity without a negative impact on our stock price is limited.

Shares reserved for future issuance upon the conversion of outstanding shares of Series A Convertible Preferred Stock and upon the exercise of issued options and warrants will cause dilution to our common stockholders.

As of March 1, 2006, 5,702,533 shares of our common stock were reserved for issuance upon conversion of outstanding shares of Series A Convertible Preferred Stock and 6,824,972 shares of our common stock were reserved for issuance upon the exercise of our outstanding warrants and options. In addition, outstanding shares of our Series A Convertible Preferred Stock accrue dividends at the rate of 8% per year, which is payable in common stock or cash when shares of our Series A Convertible Preferred Stock are converted. Under the current terms of our senior secured credit facility, however, we are required to pay the dividends in shares of common stock. As of December 31, 2005, such accrued dividends were approximately $3,048,000. If such dividends were converted into common stock at $2.05, the closing price of our common stock on December 31, 2005, we would issue approximately 1,487,000 additional shares of common stock. Our stockholders, therefore, would experience dilution of their investment upon conversion or exercise, as applicable, of these securities.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Leases

Certain of our executive, administrative and sales offices are located in Chadds Ford, Pennsylvania, where we lease approximately 10,100 square feet of office space pursuant to a lease expiring in December 2009 at a current base rate of $217,000. The property is in good condition.

Certain of our executive, administrative and sales offices are located in Nashville, Tennessee, where we lease approximately 31,000 square feet of office space pursuant to a lease expiring in November 2009 at a current base annual rate of $803,000. The property is in good condition.

Our call center is located in Omaha, Nebraska, where we lease approximately 6,200 square feet of office space pursuant to a lease expiring in May 2007, at a current base annual rate of $56,000. The property is in good condition.

Certain of our executive and administrative offices are located in Albany, New York, where we lease approximately 1,621 square feet of office space pursuant to a lease expiring in August 2007 at a current base annual rate of $26,000. The property is in good condition.

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

Item 3. Legal Proceedings

Certain of our subsidiaries, including GHIC, are involved in various claims and legal actions arising in the ordinary course of our business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our overall consolidated financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market For Our Common Stock

Our common stock trades on the American Stock Exchange under the symbol “DMX.” The following table sets forth the high and low closing prices for our common stock for the periods indicated as reported on the American Stock Exchange.

	High	Low
2005
Fourth Quarter	$2.35	$1.10
Third Quarter	$1.53	$1.07
Second Quarter	$1.74	$1.45
First Quarter	$1.75	$1.15

2004
Fourth Quarter	$2.75	$1.29
Third Quarter	$4.26	$2.60
Second Quarter	$5.60	$3.29
First Quarter	$5.70	$3.91

As of March 1, 2006, there were approximately 403 registered holders of our common stock and approximately 47 registered holders of our Series A Convertible Preferred Stock. On March 1, 2006, the last reported sales price of our common stock was $3.47.

Dividend Policy

We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future.

Our Series A Convertible Preferred Stock accrues dividends on the original issue price at the rate of 8% per annum. The dividends are payable upon conversion of Series A Convertible Preferred Stock into common stock in additional shares of common stock or in cash. Under the current terms of our senior secured credit facility, however, we are required to pay the dividends in shares of common stock.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.

Item 6.	Selected Financial Data

Please read the selected consolidated financial data shown below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and related notes included elsewhere in this report. This information is derived from our audited financial statements and should be read in conjunction with those statements, including the related notes. These historical results include CHD Meridian Healthcare operations beginning as of April 1, 2004 and are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2005	2004(A)	2003	2002(B)	2001(C)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$115,887	$76,402	$4,189	$3,932	$613

Costs and expenses
Operating and general and administrative expenses	111,587	74,736	7,344	8,368	12,258
Impairment of assets	12,470	--	458	1,648	--
Provision for loss contracts	663	--	--	--	--
Restructuring expenses	783	--	--	--	--
Depreciation and amortization	3,616	3,866	1,702	2,046	799
Total costs and expenses	129,119	78,602	9,504	12,062	13,057

Operating loss	(13,232)	(2,200)	(5,315)	(8,130)	(12,444)

Other expenses
Interest expense	454	1,002	2,405	1,108	490
Amortization of financing costs	239	132	337	187	1,425
Other expenses	--	350	2	--	--
Total other expenses	693	(1,484)	2,744	1,295	1,915

Loss before provision for income taxes	(13,925)	(3,684)	(8,059)	(9,425)	(14,359)

Provision for income taxes	147	253	--	--	--

Net loss	(14,072)	(3,937)	(8,059)	(9,425)	(14,359)

Less preferred stock dividend	(2,049)	(1,878)	--	--	--

Less deemed dividend	--	(15,820)	--	--	--

Net loss attributable to common stockholders	$(16,121)	$(21,635)	$(8,059)	$(9,425)	$(14,359)

Loss per common share, basic and diluted	$(0.54)	$(0.96)	$(0.74)	$(1.04)	$(2.71)

Weighted average number of shares outstanding, basic and diluted	29,716,114	22,466,262	10,904,553	9,096,958	5,291,403

	As of December 31,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,386	$3,805	$574	$360	$1,029
Working capital	(3,067)	26	(291)	(2,384)	(625)
Goodwill and intangible assets	72,125	84,432	10,593	12,706	2,225
Total assets	$98,983	$111,953	$13,603	$14,407	$3,774

Senior secured credit facility	8,649	8,308	--	--	--
Total stockholders’ equity	$62,163	$71,763	$8,385	$8,399	$1,578
_________________________________________
(A)	I-trax, Inc. acquired Meridian Occupational Healthcare Associates, Inc., which did business as CHD Meridian Healthcare, on March 19, 2004.
(B)	I-trax, Inc. acquired WellComm Group LLC on February 6, 2002.
(C)	I-trax, Inc. acquired iSummit Partners, LLC, which did business as MyFamilyMD, on February 7, 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Please read the following discussion and analysis together with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this annual report. This discussion contains certain forward-looking statements that involve risks, uncertainties and assumptions. You should read the cautionary statements made in this annual report as applying to related forward-looking statements wherever they appear in this report annual. Our actual results may be materially different from the results we discuss in the forward-looking statements due to certain factors, including those discussed in “Risk Factors” and other sections of this annual report.

Our Business

I-trax is an integrated health and productivity management company formed by the merger on March 19, 2004 of I-trax, Inc. and Meridian Occupational Healthcare Associates, Inc., which did business as CHD Meridian Healthcare. We offer a range of health and productivity-related services to large, self-insured employers. Our services can be integrated or blended as necessary or appropriate based on each client’s needs. The services include on-site health centers, which deliver primary care, acute care corporate health, occupational health and pharmacy care management services, as well as integrated disease management, wellness, and disability management programs. We believe we are the nation’s largest provider of on-site healthcare on an outsourced basis.

We believe our services improve the health status of employees and mitigate the upward cost trend experienced by employers, employees, and government agencies. By proactively managing the healthcare needs of our clients’ employees and their families, we believe our programs improve health, increase productivity, reduce absenteeism, reduce the need for future critical care, and manage overall costs. We also believe the breadth of our services allows our clients the flexibility to meet each of the following needs in a cost-effective and professional manner: pharmacy; primary care; occupational health; corporate health; wellness; lifestyle management; and disease management.

We deliver our services at or near the client’s work site by opening, staffing and managing a health center or pharmacy dedicated to the client and its eligible population. We also provide support services to enhance our on-site health centers by using the Internet and our call center services. In all, we provide care “face to face,” telephonically, and via the Internet. We believe that our integrated care delivery model enhances the trusted relationship established by our clinical providers on-site with their patients, using the support services of our call center and our Internet programs.

As of December 31, 2005, we were providing services to approximately 113 clients, including large financial institutions, consumer products manufacturers, health plans, integrated delivery networks, automotive and automotive parts manufacturers, and diversified industrial companies. For 96 of such clients, we operated 193 on-site facilities in 32 states, and for 17 of such clients, we provided a variety of health management programs. Our client retention rate is high due to strong client relationships that are supported by the critical nature of our services, the benefits achieved by employer and employee constituents, and the utilization of multi-year service contracts.

Key Financial Trends and Analytical Points

Milestones. During 2005, we:

•	Achieved record revenue of $115,887,000, driven by the net addition of sixteen facilities and same-site revenue growth of 11.9% over 2004 pro forma results;

•
Made record sales of $133,127,000 of pass-through pharmaceutical sales as compared to $93,766,000 in 2004 on a pro forma basis (because we record pass-through pharmaceuticals on a net basis, such amounts do not appear on our consolidated statements of operations);

•	Restructured operations resulting in $13,916,000 of charges, a reduction in general and administrative expenses in the second half of the year, and other operational improvements;

•
Increased our earnings before interest, taxes, depreciation and amortization, or EBITDA, excluding restructuring-related charges to $4,300,000, an increase of $720,000 and $1,437,000 over comparable pro forma amounts in 2004 and 2003, respectively; net losses were $14,072,000, $3,937,000, and $8,059,000 for 2005, 2004, and 2003, respectively; and

•	Generated positive earnings per common share for the quarters ended September 30 and December 31, excluding $1,509,000 of restructuring-related expense reversals.

We make use of EBITDA, which is a non-GAAP financial measure. We believe that EBITDA is a reliable and useful performance indicator for measuring the growth of our core operations. We also evaluate the results of operations for 2005, after excluding the charges associated with the second quarter restructuring. We believe such an analysis allows us to monitor the trend in our core operations. The following are our actual results of operations for 2005 and our unaudited pro forma results of operations for 2004 and 2003 giving effect to the acquisition of CHD Meridian as though the transaction had occurred on January 1, 2004 and 2003.

	2005 (actual)	2004 (pro forma, unaudited)		2003 (pro forma, unaudited)

Revenue	$115,887,000	$99,757,000		$98,183,000
Total costs and expenses	129,119,000	100,516,000	(A)	100,677,000	(C)
Operating income	(13,232,000)	(759,000)		(2,494,000)
Other expenses	693,000	1,635,000	(B)	3,377,000	(D)
Income before taxes	(13,925,000)	(2,394,000)		(5,871,000)
Provision for taxes	147,000	253,000		339,000
Net loss	$(14,072,000)	$(2,647,000)		$(6,210,000)

Reconciliation of net income to adjusted net income	$(14,072,000)	$(2,647,000)		$(6,210,000)
Add: Impairment of goodwill and long-lived assets	12,470,000	--		458,000
Add: Provision for loss contracts	663,000	--		--
Add: Restructuring expenses	783,000	--		--
Adjusted net loss	$(156,000)	$(2,647,000)		$(5,752,000)

Reconciliation of net income to EBITDA
Net income	$(14,072,000)	$(2,647,000)		$(6,210,000)
Add: Depreciation and amortization	3,855,000	4,821,000		5,240,000
Add: Provision for income taxes	147,000	253,000		337,000
Add: Interest	454,000	1,153,000		3,038,000
EBITDA	$(9,616,000)	$3,580,000		$2,405,000

Impairment of goodwill and long-lived assets	12,470,000	--		458,000
Provision for loss contracts	663,000	--		--
Restructuring expenses	783,000	--		--
EBITDA, excluding restructuring-related activities	$4,300,000	$3,580,000		$2,863,000
______________________________________________
(A)	Includes pro forma adjustments of $(2,770,000) for transaction costs expensed during the year and $435,000 of amortization of CHD Meridian intangibles.
(B)	Includes pro forma adjustment of $180,000 for interest on credit facility used to fund a portion of the acquisition of CHD Meridian.
(C)	Includes pro forma adjustment of $1,740,000 for amortization of CHD Meridian intangibles.
(D)	Includes pro forma adjustment of $720,000 for interest on credit facility used to fund a portion of the acquisition of CHD Meridian.

Restructuring and Related Activities. During 2005, we completed an in-depth review of our business strategy, operational integration, and our product development efforts, and we concluded that our basic strategy could be pursued more effectively with greater concentration on our core business - on-site healthcare. Certain products and services, including legacy health management solutions and related software applications, were no longer essential to our integrated business model. We therefore moved to terminate these services and related contracts, and restructured our operations to reduce costs and focus on our on-site business as the platform for expanding products and services. Charges of $15,425,000 associated with the restructuring were incurred in the second quarter of 2005, with a subsequent reversal of $1,509,000 of these charges in the third quarter of 2005 primarily due to favorable contract terminations. The restructuring-related charges consisted of (1) $12,470,000 for impairment to goodwill and long-lived assets, (2) $783,000 for restructuring charges, and (3) $663,000 for customer contracts determined to be unprofitable, notwithstanding the reductions of operating expenses implemented through the restructuring.

Our restructuring efforts have positively affected our financial performance during the second half of 2005. Most notably, we have reduced our general and administrative expenses by $558,000 during the second half of the year.

Working Capital. We rely on our senior credit facility to meet our working capital needs. At December 31, 2005, we had $4,896,000 available under our credit facility to fund our working capital deficit of $3,067,000. Our working capital at December 31, 2004 was $26,000. The decrease in our working capital is primarily attributable to increases in: (1) accrued dividends payable upon conversion of our Series A Convertible Preferred Stock to $3,048,000 at December 31, 2005 from $1,683,000 at December 31, 2004; (2) actuarially established reserves at GHIC, our captive insurer; and (3) accrued rebates payable to our pharmacy clients. Our senior secured credit facility requires that we pay the dividends in shares of common stock. In addition, at December 31, 2004 we had a net tax liability of $328,000 consisting of a current deferred tax asset of $1,198,000 and a long-term deferred tax liability of $1,526,000. At December 31, 2005, we were in a fully reserved tax asset position, resulting in the reduction of both the current asset and long-term liability, which negatively affected working capital.

During 2005, we increased the outstanding balance under our credit facility by $341,000, from $8,308,000 at December 31, 2004 to $8,649,000 at December 31, 2005. We used these funds to pay some of the payments associated with our restructuring-related activities of $746,000.

Operating trend. We intend to increase revenue by strengthening and expanding our core business and by emphasizing our market position as the leading provider of outsourced on-site healthcare.

Results of Operations

We commenced reporting financial results that include CHD Meridian Healthcare operations beginning as of April 1, 2004. Consequently, our 2004 results do not include the first quarter results of operations of CHD Meridian Healthcare. Our 2003 results reflect the separate operations of I-trax. Accordingly, in addition to providing comparative analysis on a historical basis, we are also providing supplemental analysis on our unaudited pro forma information for 2004 and 2003 that we believe is useful to understand how our results of operations have performed on a comparative basis as if the acquisition of CHD Meridian Healthcare had occurred on January 1, 2003.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue for the year ended December 31, 2005 was $115,887,000, an increase of $39,485,000 from $76,402,000 for the year ended December 31, 2004. The substantial increase results from the effects of the CHD Meridian Healthcare acquisition, the overall addition of 16 facilities, and year over year growth in existing site revenue. The quarter ended December 31, 2005 marked our fifth consecutive quarter of revenue growth. Although we are committed to year over year growth, we cannot predict or forecast continued quarter over quarter increases in revenue.

Operating expenses, which represent our direct costs associated with the operation of our on-site and health management services, amounted to $88,457,000 for the year ended December 31, 2005, an increase of $30,306,000 from $58,151,000 for the year ended December 31, 2004. The substantial increase was the result of the CHD Meridian Healthcare acquisition and greater number of facilities under management. Operating expenses as a percent of revenue were 76.3% for 2005, consistent with 76.1% for 2004.

Impairment of long-lived assets for the year ended December 31, 2005 was $12,470,000. We wrote-off software development costs of $3,563,000 associated with proprietary software products we no longer develop, sell or support. We recorded an impairment charge of $8,424,000 to goodwill and $483,000 to miscellaneous long-lived assets, in each case related to the acquisitions of iSummit Partners, LLC in 2001 and WellComm Group, LLC in 2002.

Our provision for loss contracts for the year ended December 31, 2005 was $663,000. We determined that certain customer contracts were likely to continue to be unprofitable, notwithstanding implemented reductions in our operating expenses.

Restructuring expenses for the year ended December 31, 2005 were $783,000. We recorded expenses of one-time termination benefits of $542,000, contract termination costs of $172,000 and other associated costs of $69,000 that consists primarily of consulting fees.

General and administrative expenses, which represent our corporate costs, increased to $23,130,000 for the year ended December 31, 2005 from $16,585,000 for the year ended December 31, 2004. The increase of $6,545,000 is primarily attributable to the CHD Meridian Healthcare acquisition and to an increase in salaries and wages expenses paid to the enhanced senior management team.

Depreciation and amortization expenses were $3,616,000 for the year ended December 31, 2005, a decrease of $250,000 as compared to $3,866,000 for the year ended December 31, 2004. The decrease is attributable to certain intangible and long-lived assets being fully depreciated during 2005.

Interest expense for the year ended December 31, 2005 was $454,000, representing a decrease of $548,000 from $1,002,000 for the year ended December 31, 2004. Interest expense in 2005 is primarily attributable to our senior secured credit facility, as contrasted with 2004 interest expense that also includes non-cash charges associated with a convertible debenture and associated warrants.

Amortization of financing costs for the year ended December 31, 2005 was $239,000, representing an increase of $107,000 from $132,000 for the year ended December 31, 2004. The increase is due to additional debt issuance costs capitalized in association with amendments of our senior secured credit facility during 2005 and 2004.

The provision for income taxes for the year ended December 31, 2005 was $147,000, representing a decrease of $106,000 from $253,000 for the year ended December 31, 2004. This increase is related to certain state taxes for CHD Meridian Healthcare operations.

Other expense for the year ended December 31, 2004 relates to a one-time non-cash charge of $350,000 associated with the fair value of certain warrants. This charge represents the increase in the fair value of the common stock underlying warrants between the date on which the warrants were granted and the date on which the registration statement covering the resale of such common stock was declared effective by the SEC.

For the year ended December 31, 2005, our net loss was $14,072,000, as compared to a net loss of $3,937,000 for the year ended December 31, 2004. The net loss for 2005 includes restructuring related charges of $13,916,000. The net loss for 2004 includes $832,000 of transaction related compensation costs, which were included in general and administrative expense.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue for the year ended December 31, 2004 was $76,402,000, an increase of $72,213,000 from $4,189,000 for the year ended December 31, 2003. Of the 2004 revenue, $3,695,000 was from our personalized health management programs and $72,707,000 from our on-site facilities. The substantial increase was the result of the CHD Meridian Healthcare acquisition.

Operating expenses, which represent our direct costs associated with the operation of our on-site and health management services, were $58,151,000 for the year ended December 31, 2004, an increase of $56,236,000 from $1,915,000 for the year ended December 31, 2003. The substantial increase was the result of the CHD Meridian Healthcare acquisition.

During the year ended December 31, 2003, we recorded an impairment charge of approximately $458,000 representing the unamortized portion of covenants not to compete attributable to the founder of WellComm Group, who passed away.

General and administrative expenses, which represent our corporate costs, increased to $16,585,000 for the year ended December 31, 2004 from $5,429,000 for the year ended December 31, 2003. The increase of $11,156,000 is primarily attributable to the addition of $10,199,000 related to the CHD Meridian Healthcare acquisition, and to an increase of $1,371,000 in salaries and wages expenses, including $832,000 of transaction related compensation costs associated with the merger offset by a reduction in non-cash charges associated with issuing common stock, granting warrants, and having certain stockholders contribute shares to an investor relations firm as consideration for services.

Depreciation and amortization expenses were $3,866,000 for the year ended December 31, 2004, an increase of $2,164,000 as compared to $1,702,000 for the year ended December 31, 2003. This increase is largely attributable to an increase in amortization expense of $1,403,000 for the intangibles recorded as part of the CHD Meridian Healthcare acquisition.

Interest expense for the year ended December 31, 2004 was $1,002,000, representing a decrease of $1,403,000 from $2,405,000 for the year ended December 31, 2003. For the year ended December 31, 2004, interest expense includes a charge of $573,000 attributable to the unamortized portion of the discount and beneficial conversion value associated with the convertible debenture and certain other promissory notes. The discount amount was expensed because the convertible debenture was converted into common stock and the promissory notes were repaid during March 2004. During the year ended December 31, 2003, interest expense includes charges of $1,881,000 related to the debenture and warrants issued to Palladin Opportunity Fund LLC.

Amortization of financing costs for the year ended December 31, 2004 was $132,000, representing a decrease of $205,000 from $337,000 for the year ended December 31, 2003. During the year ended December 31, 2004, we recorded financing costs related to obtaining and amending our senior secured credit facility. As of December 31, 2004, the remaining unamortized financing costs were approximately $412,000.

The provision for income taxes for the year ended December 31, 2004 was $253,000, representing an increase of $253,000 from the year ended December 31, 2003. This increase is related to certain state taxes for CHD Meridian Healthcare operations.

Other expense for the year ended December 31, 2004, represents a one-time non-cash charge of $350,000 associated with the fair value of certain warrants. The related charge for the year ended December 31, 2003 was $301,000. These charges represent the increase in the fair value of the common stock underlying warrants between the date the warrants were granted and the date the registration statement covering the resale of such common stock was declared effective by the SEC. Other expenses for the year ended December 31, 2003 also reflect a charge of $200,000 in connection with the termination in January 2003 of agreement to acquire DxCG, Inc., a Boston-based predictive modeling company. This sum was paid to DxCG following DxCG’s termination of the merger agreement because certain conditions to closing, including third party financing of the cash portion of the purchase price, were not satisfied. Finally, other expense also includes $500,000 of proceeds from a key-person life insurance policy paid out to a third party in satisfaction of a guarantee.

For the year ended December 31, 2004, our net loss was $3,937,000, as compared to a net loss of $8,059,000 for the year ended December 31, 2003. The net loss for the year ended December 31, 2004, included non-cash and merger related expenses of $1,755,000, comprised of: (1) $573,000 in non-cash interest expense attributable to the unamortized discount and beneficial conversion value of a previously outstanding convertible debenture and certain other promissory notes that were converted into common stock in March 2004; (2) $350,000 of non-cash charges related to an increase in the fair market value of common stock underlying warrants issued in a private placement completed during October 2003; and (3) $832,000 of transaction related compensation costs, which were included in general and administrative expense.

Year Ended December 31, 2005 (Actual) Compared to Year Ended December 31, 2004 (Pro Forma)

Revenue for 2005 increased $16,130,000, or 16.2%, to $115,887,000 for 2005 from $99,757,000 for 2004 on a pro forma basis. Revenue growth was generated by the overall addition of 16 facilities that contributed to revenue $4,274,000 during 2005 and same-site growth year over year.

Total costs and expenses include direct costs of our operations (operating expenses), corporate overhead (general and administrative expenses), restructuring-related costs (impairment of goodwill and long-lived assets, provision for loss contracts, and restructuring expenses), and depreciation and amortization. Total costs and expenses increased to $129,119,000 for 2005, an increase of $28,603,000 from $100,516,000 for pro forma 2004. This increase is attributable to restructuring-related costs of $13,916,000 incurred in 2005, as well as increased costs associated with revenue growth. Operating expenses as a percentage of revenue were 76.3% in 2005, a slight improvement over 76.4% in 2004 on a pro forma basis.

Total other expenses include interest expense, amortization of financing costs, and other expenses. Such expenses decreased by $942,000, from $1,635,000 for 2004 to $693,000 for 2005. The decrease results from 2004 interest charges of $573,000 attributable to the unamortized portion of the discount and beneficial conversion value associated with the convertible debenture and certain other promissory notes and 2004 charges of $350,000 related to the increase in fair market value of common stock underlying warrants.

We record pass-through pharmaceuticals purchases on a net basis. These purchases were $133,127,000 and $93,766,000 for 2005 and pro forma 2004, respectively.

Year Ended December 31, 2004 (Pro Forma) Compared to Year Ended December 31, 2003 (Pro Forma)

On a pro forma basis, revenue from our on-site facilities increased by $1,574,000 from $98,183,000 for the ended December 31, 2003 to $99,757,000 for the year ended December 31, 2004. Revenue from new or existing clients increased by more than $7,000,000 during the year ended December 31, 2004; however, part of this increase was offset because a major client declared bankruptcy, some clients closed facilities and technology license revenue decreased by $1,076,000.

Pro forma total costs and expenses for the year ended December 31, 2004 decreased to $100,516,000, a $162,000 decrease, from $100,677,000 for the year ended December 31, 2003 on a pro forma basis, despite incremental costs and expenses associated with new and expanded business. Depreciation and amortization decreased by $214,000 on a pro forma basis.

Pro forma interest expense and financing costs for the year ended December 31, 2004 decreased from the corresponding expense and costs for the year ended December 31, 2003 on a pro forma basis. During the years ended December 31, 2004 and December 31, 2003, we recorded non-recurring charges to interest expense and other expenses in the amounts of $573,000 and $2,007,474, respectively. We expect interest expense related to outstanding amounts due under the senior secured credit facility to increase in future periods.

We record pass-through pharmaceuticals purchases on a net basis. These purchases were $93,766,000 and $86,254,000 for the year ended December 31, 2004 and 2003, respectively.

Green Hills Insurance Company and Risk Matters

In 2004, we formed Green Hills Insurance Company, a risk retention group, to self-insure a portion of our professional and general liability insurance. The risk retention group has reduced the insurance costs for our clients while maintaining an unchanged or improved risk exposure for the healthcare operations. We have retained independent third parties to advise our risk retention group, including a captive insurance company manager, an actuarial consulting firm, and a national claims manager.

Green Hills was capitalized with $2,000,000 of cash and a $1,000,000 letter of credit under our senior secured credit facility. At December 31, 2005, Green Hills held $5,155,000, invested in cash equivalents in accordance with the regulations promulgated by the State of Vermont. This amount is also included in cash and cash equivalents on our consolidated balance sheet.

Green Hills’ loss and loss adjustment reserves are adjusted monthly and represent management’s best estimate of the then applicable ultimate net cost of all reported and unreported losses. Management’s estimates incorporate the determinations presented in an independent actuarial report prepared for Green Hills. The report is updated by the actuarial consulting firm as management determines is appropriate in its reasonable judgment, but not less frequently then annually. During 2005, Green Hills increased its reserves for reported claims and incurred but not reported losses and loss adjustment expense by $1,175,000 to $1,905,000, which is included in other current liabilities on our consolidated balance sheet. The increase, in managements estimate, represents vigilant management of risk and a natural growth in the company’s overall healthcare business.

In addition to reserves maintained by Green Hills, at December 31, 2005, we held $2,000,000 as a loss reserve for incurred but not reported losses and loss adjustment expense for older matters and this amount is included in other long term liabilities on the consolidated balance sheet. Also, outside of Green Hills, we held a reserve for cost and settlement of reported claims of $1,362,000, which is included in other current liabilities on the consolidated balance sheet at December 31, 2005.

We purchase excess insurance to mitigate risk in excess of Green Hills’ policy limits.

Operating an insurance subsidiary subjects us to the risks associated with any insurance business, which include investment risk relating to the performance of assets set aside as reserves for future claims, the uncertainty of making actuarial estimates of projected future professional liability losses, and loss adjustment expenses. Failure to make an adequate return on our investments, to maintain the principal of invested funds, or to estimate future losses and loss adjustment expenses accurately, could cause us to sustain losses. Also, maintaining the insurance subsidiary has exposed us to substantial additional regulatory requirements, with attendant risks if we fail to comply with applicable regulations.

Selected Quarterly Operating Results

The following table shows our quarterly unaudited consolidated financial information for the eight quarters ended December 31, 2005. We prepared this information on the same basis as the annual information presented in other sections of this report. In management’s opinion, this information reflects all adjustments, all of which are of a normal recurring nature, that are necessary for a fair presentation of the results for these periods. Please do not rely on the operating results for any quarter to predict the results for any subsequent period or for the entire fiscal year. Future quarterly results may vary.

	Quarter ended (in thousands)
	2005				2004
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31

Net revenue	$31,359	$28,824	$28,239	$27,465	$26,435	$24,136	$24,384	$1,447

Costs and expenses
Operating expenses	23,714	21,736	21,855	21,152	19,521	18,816	19,117	697
Impairment of long-lived assets	--	--	12,470	--	--	--	--	--
Provision for loss contracts	--	(1,453)	2,116	--	--	--	--	--
Restructuring expenses	--	(56)	839	--	--	--	--	--
General and administrative expenses	5,767	5,519	6,341	5,503	5,243	4,670	4,651	2,021
Depreciation and amortization	876	772	916	1,052	977	1,097	1,357	435
Total costs and expenses	30,357	26,518	44,537	27,707	25,741	24,583	25,125	3,153

Operating income (loss)	1,002	2,306	(16,298)	(242)	694	(447)	(741)	(1,706)

Other expenses
Interest expense	55	95	177	127	102	124	163	613
Amortization of financing costs	57	57	80	45	73	13	12	34
Other expenses	--	--	--	--	--	--	--	350
Total other expenses	112	152	257	172	175	137	175	997

Income/(loss) before provision for income taxes	890	2,154	(16,555)	(414)	519	(584)	(916)	(2,703)

Provision for income taxes	141	(253)	252	7	2	251	--	--

Net income (loss)	749	2,407	(16,807)	(421)	517	(835)	(916)	(2,703)

Less preferred stock dividend	(489)	(518)	(518)	(524)	(596)	(605)	(598)	(79)

Less deemed dividend	--	--	--	--	--	--	--	(15,820)

Net income (loss) attributable to common stockholders	$260	$1,889	$(17,325)	$(945)	$(79)	$(1,440)	$(1,514)	$(18,602)

Income (loss) per common share, basic	$0.01	$0.06	$(0.57)	$(0.04)	$0.00	$(0.06)	$(0.06)	$(1.20)

Income (loss) per common share, diluted	$0.01	$0.05	$(0.57)	$(0.04)	$0.00	$(0.06)	$(0.06)	$(1.20)

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities during the year ended December 31, 2005 was $3,760,000. The following factors accounted for our operating cash surplus:

(1)  Our operating loss was $14,072,000 and included non-cash charges of $12,782,000 for restructuring-related activities and $3,946,000 of non-cash depreciation, amortization, and other non-cash charges.

(2) Our non-cash assets increased by $2,602,000, driven primarily by a $3,874,000 increase in accounts receivable reflecting growth in clients, pharmaceutical purchases and revenue, offset by a reduction of $1,198,000 of income tax receivable.

(3) Our liabilities (which include accounts payable, accrued expenses, accrued restructuring charges, other current and long term liabilities, and deferred tax liability) increased by $3,706,000, which includes accruals recorded in relation to our restructuring and related activities of $433,000.

Other contributing factors to this increase were an increase in pharmaceutical sales, driving higher pharmaceutical purchases, and increases in reserves for Green Hills.

Investing Activities

Net cash used in investing activities was $2,661,000 for the year ended December 31, 2005, which consists of $822,000 of capitalized software costs, and $1,726,000 of capital expenditures. The software development costs were impaired during 2005 in association with our restructuring-related activities. The remaining amount of $113,000 relates to additional financing costs associated with amending our senior secured credit facility.

Financing Activities

Net cash provided by financing activities was $482,000 for the year ended December 31, 2005, of which $341,000 represents additional draws under our senior secured credit facility. We use funding from our credit facility to finance our working capital requirements, which increased due to additional revenue, expenses and accounts receivable generated from increases in same-site operations as well as an increase in 2005 of our overall number of facilities by 16, capital expenditures and development expenses. We spent $746,000 during 2005 on restructuring-related activities.

During 2005, we amended our credit facility to finance working capital needs associated with our business growth and restructuring expenses. The amendment, effective June 29, 2005: (1) increased the aggregate amount that could borrowed under the facility to the lesser of $15,000,000 or the credit facility base calculation, in each case less outstanding letters of credit; (2) waived compliance with the covenant for the ratio of the Funded Indebtedness to Earnings Before Interest, Taxes, Depreciation and Amortization (as defined in the credit facility), or EBITDA, through December 31, 2006; and (3) added covenants setting minimum EBITDA targets for periods ending September 30, 2005 through December 31, 2006.

As of December 31, 2005, the senior secured credit facility base calculation was $14,545,000. At that date, we had $8,649,000 of debt outstanding under our credit facility, which was classified as long term, and $1,000,000 was outstanding under a letter of credit. Consequently, we had $4,896,000 available to be borrowed under the credit facility at December 31, 2005. By contrast, our borrowing availability under the credit facility was $2,692,000 at December 31, 2004.

Our ratio of current assets to current liabilities (excluding dividends payable on Series A Convertible Preferred Stock in shares of common stock) was 1.00 at December 31, 2005, as compared to 1.09 at December 31, 2004. We believe that these ratios demonstrate adequate financial liquidity and we believe that availability under our credit facility and our cash and cash equivalents of $5,386,000 at December 31, 2005 (which includes approximately $5,115,000 held at Green Hills) will be sufficient to meet our anticipated cash needs for the next 12 months.

The minimum EBITDA targets for periods ending September 30, 2005 through December 31, 2006 are:

Period	Minimum EBITDA

July 1, 2005 - September 30, 2005	$780,000
July 1, 2005 - December 31, 2005	1,560,000
July 1, 2005 - March 31, 2006	2,560,000
Last four fiscal quarters ending June 30, 2006	3,580,000
Last four fiscal quarters ending September 30, 2006	3,960,000
Last four fiscal quarters ending December 31, 2006	4,450,000

As of December 31, 2005, we were in compliance with our credit facility covenants.

Future Capital Requirements

We expect to use our future cash to fund working capital and to invest in strategic systems, sales and marketing programs, and service enhancements. In 2006, we anticipate spending $1,500,000 to $2,000,000 on capital expenditures. As of June 30, 2005, we discontinued funding software development. We funded $822,000 of software development in 2005 prior to our restructuring.

We cannot, however, provide assurances that our actual cash requirements will not be greater than we currently believe. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which would most likely effect our liquidity requirements or cause us to issue additional equity or debt securities.

If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next 12 months, we might be required to obtain additional sources of funds through additional operating improvements, capital market transactions (including the sale of common stock), asset sales or financing from third parties, or a combination of these options. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Contractual Obligations and Commitments

We have various contractual obligations that are recorded as liabilities in our condensed consolidated financial statements. Other items, such as operating lease contract obligations are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed.

The following table summarizes our significant contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash in future periods:

	Payments due by period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$6,504,000	$2,315,000	$2,648,000	$1,540,000	$1,000
Less: Amounts reimbursed by clients	1,103,000	823,000	252,000	28,000	--
	$5,401,000	$1,492,000	$2,396,000	$1,512,000	$1,000

From time to time, we enter into operating leases for offices and equipment leases on behalf of our clients in order to facilitate the delivery of our services at client locations. In such cases, our clients agree to reimburse us for the expenses incurred related to these operating leases.

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

Impairment of Goodwill and Intangible Assets

We operate in an industry that is rapidly evolving and extremely competitive. It is reasonably possible that our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis of goodwill and intangible assets could change in the near term and that the effect of such changes on the financial statements could be material. During 2005, in connection with our restructuring, we recognized impairment charges of $12,470,000, of which $8,424,000 related to goodwill recorded prior to the CHD Meridian Healthcare acquisition in 2004. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we complete a test for impairment of goodwill and certain other intangible assets annually and whenever events or circumstances indicate a potential impairment.

Insurance Reserves

Loss and loss adjustment reserves are adjusted monthly and represent management’s best estimate of the then applicable ultimate net cost of all reported and unreported losses. Management’s estimates incorporate the determinations presented in an independent actuarial report. The report is updated by the actuarial consulting firm as management determines is appropriate in its reasonable judgment, but not less frequently then annually.

We do not discount loss and loss adjustment expense reserves. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses. Those estimates are subject to the effects of trends in severity and frequency. Although considerable variability is inherent in such estimates, management believes the reserves for losses and loss adjustment expenses are adequate. The estimates are reviewed and adjusted continuously as experience develops or new information becomes known; such adjustments are included in current operations. To the extent claims are made against the policies in the future, we expect most such claims to be resolved within five years of original date of claim.

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

Revenue is recorded at the estimated net amount to be received from clients for services rendered. The allowance for doubtful accounts represents management’s estimate of potential credit issues associated with amounts due from customers.

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

Service Revenue - Personalized Health Management Programs. We recognize service revenue as services are rendered. We contract with our customers to provide services for a monthly fee based on the number of employees, members or covered lives, a per-call charge to our call center, or a combination thereof.

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

From time to time we enter into risk-sharing contracts. A risk-sharing contract generally requires us to manage the health and wellness of a predetermined set of individuals for a term of three to five years. A risk-sharing contract may also provide that we are required to give credits to our client for a portion of our fees if our program does not save the client a stipulated percentage of the client’s healthcare costs. As of December 31, 2005 and 2004, we maintained reserves of $0 and $320,000, respectively, against potential future credits.

Material Equity Transactions

In 2004, we executed equity transactions with unrelated parties in connection with the CHD Meridian Healthcare merger and related financing. We believe that we have valued all such transactions pursuant to applicable accounting rules and that they ultimately represent the economic substance of each transaction. On April 5, 2005, we also released 3,859,200 shares of our common stock from escrow to former CHD Meridian Healthcare stockholders because CHD Meridian Healthcare’s historic business achieved its EBITDA target. On April 5, 2005, the market value of our stock was $1.45 per share.

During 2005 and 2004, 217,244 and 129,717 shares, respectively, of Series A Convertible Preferred Stock were converted into 2,172,445 and 1,297,164 shares of common stock, respectively. We issued 418,334 and 132,983 additional shares of common stock to satisfy dividends accrued on the converted shares of Series A Convertible Preferred Stock during 2005 and 2004, respectively.

Effective June 2, 2005, our President and Chief Medical Officer purchased from us 120,000 restricted shares of common stock at a purchase price of $1.25 per share.

Finally, in 2005 we issued 22,158 shares upon exercise of warrants and in 2004 we issued an aggregate of 829,854 shares of common stock in satisfaction of debt and upon exercise of warrants.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2005, we did not own any derivative instruments, but we were exposed to market risks, primarily due to changes in U.S. interest rates. Our credit facility bears a variable interest rate, and accordingly, the fair market value of the debt is sensitive to changes in interest rates. We have no cash flow or earnings exposure due to market interest rate changes for our fixed debt obligation.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of I-trax, Inc.

We have audited the accompanying consolidated balance sheets of I-trax, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I-trax, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with United States generally accepted accounting principles.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York
February 3, 2006

I-TRAX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

ASSETS
	December 31,
	2005	2004
Current assets
Cash and cash equivalents	$5,386	$3,805
Accounts receivable, net	15,490	13,760
Deferred tax asset	--	1,198
Other current assets	1,899	1,978
Total current assets	22,775	20,741

Property and equipment, net	4,042	6,719
Goodwill	51,620	61,390
Customer list, net	19,641	21,182
Other intangible assets, net	864	1,860
Other long term assets	41	61

Total assets	$98,983	$111,953

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$8,069	$6,118
Accrued payroll and benefits	3,961	3,896
Net liabilities of discontinued operations	1,299	1,299
Accrued loss contracts	312	--
Current portion of accrued restructuring charges	419	--
Other current liabilities	11,782	9,402
Total current liabilities	25,842	20,715

Note payable	8,649	8,308
Deferred tax liability	--	1,526
Accrued purchase price	--	7,294
Accrued restructuring charges, net of current portion	14	--
Other long term liabilities	2,315	2,347

Total liabilities	36,820	40,190

Stockholders’ equity
Preferred stock - $.001 par value, 2,000,000 shares authorized, 853,039 and 1,070,283 issued and outstanding, respectively; Liquidation preference: $21,326,000 and $26,757,000 at December 31, 2005 and 2004, respectively	1	1
Common stock - $.001 par value, 100,000,000 shares authorized 32,818,955 and 26,226,818 shares issued and outstanding, respectively	32	25
Additional paid in capital	134,864	130,399
Accumulated deficit	(72,734)	(58,662)
Total stockholders’ equity	62,163	71,763

Total liabilities and stockholders’ equity	$98,983	$111,953
The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Year ended December 31,
	2005	2004	2003

Net revenue	$115,887	$76,402	$4,189

Costs and expenses
Operating expenses	88,457	58,151	1,915
Impairment of intangible and long-lived assets	12,470	--	458
Provision for loss contracts	663	--	--
Restructuring expenses	783	--	--
General and administrative expenses	23,130	16,585	5,429
Depreciation and amortization	3,616	3,866	1,702
Total costs and expenses	129,119	78,602	9,504

Operating loss	(13,232)	(2,200)	(5,315)

Other expenses
Interest expense	454	1,002	2,405
Amortization of financing costs	239	132	337
Other expenses	--	350	2
Total other expenses	693	1,484	2,744

Loss before provision for income taxes	(13,925)	(3,684)	(8,059)

Provision for income taxes	147	253	--

Net loss	(14,072)	(3,937)	(8,059)

Less preferred stock dividend	(2,049)	(1,878)	--

Less deemed dividends applicable to preferred stockholders	--	(15,820)	--

Net loss applicable to common stockholders	$(16,121)	$(21,635)	$(8,059)

Loss per common share, basic and diluted	$(0.54)	$(0.96)	$(0.74)

Weighted average number of shares outstanding, basic and diluted	29,716,114	22,466,262	10,904,553

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2002	--	$--	9,372,727	$9	$39,236	$(30,846)	$8,399

Issuance of compensatory stock options	--	--	--	--	28	--	28

Mark to market of warrants granted for investor relations services and stock options granted to a former employee	--	--	--	--	(4)	--	(4)

Fair market value of detachable warrants and additional beneficial conversion value of re-priced convertible debenture	--	--	--	--	1,008	--	1,008

Issuance of common stock for services	--	--	332,760	--	522	--	522

Contribution of common stock by stockholders to vendor for services rendered to the Company	--	--	--	--	246	--	246

Proceeds from sale of common stock and exercise of warrants, net of costs and common stock warrants liability	--	--	2,675,838	3	2,549	--	2,552

Issuance of warrants for services	--	--	--	--	649	--	649

Fair value of detachable warrants issued in connection with convertible note	--	--	--	--	268	--	268

Issuance of common stock in satisfaction of related party and assigned debt	--	--	668,152	1	1,169	--	1,170

Issuance of common stock in satisfaction of deferred salaries	--	--	69,711	--	122	--	122

Issuance of common stock upon conversion of debenture	--	--	847,629	1	1,483	--	1,484

Net loss for the year ended December 31, 2003	--	--	--	--	--	(8,059)	(8,059)

Balances at December 31, 2003	--	$--	13,966,817	$14	$47,276	$(38,905)	$8,385

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2003	--	$--	13,966,817	$14	$47,276	$(38,905)	$8,385

Reclassification of common stock warrants to paid in capital	--	--	--	--	3,110	--	3,110

Issuance of common stock in satisfaction of promissory note and other settlement, net of costs	--	--	69,165	--	71	--	71

Issuance of common stock upon conversion of debenture and accrued interest	--	--	427,106	--	747	--	747

Issuance of common stock upon exercise of warrants	--	--	333,583	--	52	--	52

Sale of preferred stock, net of costs	1,000,000	1	--	--	23,509	--	23,510

Issuance of preferred stock for acquisition of CHD Meridian	400,000	--	--	--	10,000	--	10,000

Redemption of preferred stock	(200,000)	--	--	--	(5,000)	--	(5,000)

Issuance of common stock for acquisition of CHD Meridian	--	--	10,000,000	10	36,290	--	36,300

Conversion of preferred stock and accrued dividends on preferred stock into common stock	(129,717)	--	1,430,147	1	(1,686)	--	(1,685)

Deemed dividends applicable to issuance of preferred stock	--	--	--	--	15,820	(15,820)	--

Issuance of common stock warrants in connection with amendment of senior secured credit facility	--	--	--	--	210	--	210

Net loss for the year ended December 31, 2004	--	--	--	--	--	(3,937)	(3,937)

Balances at December 31, 2004	1,070,283	$1	26,226,818	$25	$130,399	$(58,662)	$71,763

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2004	1,070,283	$1	26,226,818	$25	$130,399	$(58,662)	$71,763

Warrant exercises	--	--	22,158	--	--	--	--

Issuance of warrants for services	--	--	--	--	31	--	31

Issuance of common stock (Note 3)	--	--	3,859,200	4	5,592	--	5,596

Conversion of preferred stock and accrued dividends on preferred stock into common stock	(217,244)	--	2,590,779	3	682		685

Preferred sock dividend	--	--	--	--	(2,049)	--	(2,049)

Employee stock purchase	--	--	120,000	--	184	--	184

Non-cash compensation	--	--	--	--	25	--	25

Net loss for the year ended December 31, 2005	--	--	--	--	--	(14,072)	(14,072)

Balances at December 31, 2005	853,039	$1	32,818,955	$32	$134,864	$(72,734)	$62,163

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31
	2005	2004	2003
Operating activities:
Net loss	$(14,072)	$(3,937)	$(8,059)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Impairment	12,470	--	458
Accrued loss on contracts	312	--	--
Depreciation and amortization	3,616	3,866	1,702
Employee stock purchase	34	--	--
Options issued below market value	25	--	--
Accretion of discount on notes payable charged to interest expense and beneficial conversion value of debenture	--	573	2,027
Issuance of securities for services	--	--	1,418
Issuance of warrants for services	31	--	--
Write-off of deposit on canceled acquisition	--	--	200
Issuance of warrants related to senior credit facility	--	210	--
Other non-cash items	--	(46)	73
Increase in fair value of common stock warrants	--	350	301
Amortization of financing costs	240	132	337
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(3,874)	(600)	8
Deferred tax asset	1,198	(919)	--
Other current assets	54	(793)	(90)
Other long term assets	20	--	--
Accounts payable	1,951	(939)	(334)
Accrued payroll and benefits	65	(609)	(410)
Accrued restructuring charges	433	--	--
Other current liabilities	2,801	761	(1,140)
Deferred tax liability	(1,526)	1,526	--
Other long term liabilities	(18)	(437)	--
Net cash provided by/(used in) operating activities	3,760	(862)	(3,509)
Investing activities:
Purchases of property, plant and equipment	(2,548)	(3,070)	(1,279)
Acquisition of intangible assets	(113)	(185)	--
Acquisition of CHD Meridian, net of acquired cash	--	(18,440)	--
Proceeds from sale of equipment	--	4	--
Deposit on acquisition of perpetual license	--	--	(160)
Increase in transaction costs	--	--	(85)
Proceeds from release of security deposit	--	--	7
Net cash used in investing activities	(2,661)	(21,691)	(1,517)
Financing activities:
Principal payments on capital leases	(9)	(38)	(71)
(Repayment to)/proceeds from related parties	--	(280)	500
(Repayment of)/proceeds from note payable	--	(618)	100
Proceeds from exercise of warrants	--	52	--
Proceeds from/(repayment of) bank credit facility	341	8,158	(300)
Proceeds from sale of stock and exercise of warrants	150	--	5,011
Proceeds from sale of preferred stock, net of issuance costs	--	23,510	--
Redemption of preferred stock	--	(5,000)	--
Net cash provided by financing activities	482	25,784	5,240
Net increase in cash and cash equivalents	1,581	3,231	214
Cash and cash equivalents at beginning of year	3,805	574	360
Cash and cash equivalents at end of year	$5,386	$3,805	$574

(Continued on following page.)
The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(Continued from previous page.)

	Year ended December 31
	2005	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$649	$543	$84
Income taxes	$312	$285	$--

Schedule of non-cash investing and financing activities:
Issuance of warrants for services	$31	$--	$--
Reclassification of common stock warrants to paid in capital	$--	$3,110	$--
Issuance of common stock in connection with conversion of promissory note and other settlement	$--	$71	$1,169
Issuance of common stock in connection with conversion of debenture payable	$--	$747	$1,483
Deemed dividends applicable to issuance of preferred stock	$--	$15,820	$--
Fair market value of detachable warrants and beneficial conversion value in connection with re-pricing	$--	$--	$1,008
Proceeds from life insurance company in connection with the death of executive officer	$--	$--	$500
Accrued interest expense on debenture payable and promissory notes	$--	$--	$395
Repayments to related parties from pledged life insurance proceeds	$--	$--	$500
Fair market value of warrants granted in connection with convertible note	$--	$--	$268
Issuance of common and preferred stock in connection with the acquisition of CHD Meridian	$--	$46,300	$--
Accrued purchase price (see Note 3)	$1,346	$7,294	$--
Preferred stock dividend	$2,049	$1,878	$--
Conversion of accrued dividends to common stock	$685	$195	$--
Issuance of common stock in connection with the conversion of deferred salaries	$--	$--	$122
Purchase of all capital stock of CHD Meridian and assumption of liabilities in the acquisition as follows:
Fair value of non-cash tangible assets acquired	$--	$17,256	$--
Goodwill	--	52,966	--
Customer list	--	22,235	--
Other intangibles	--	1,167	--
Cash paid, net of cash acquired (includes $85 of transaction costs incurred in a prior period)	--	(18,525)	--
Accrued purchase price (see Note 3)	--	(7,294)	--
Common stock issued	--	(36,300)	--
Preferred stock issued	--	(10,000)	--
Liabilities assumed	$--	$21,505	$--

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

I-trax, Inc. (the “Company”) was incorporated in the State of Delaware on September 15, 2000. On March 19, 2004, the Company consummated a merger with Meridian Occupational Healthcare Associates, Inc., a private company, which did business as CHD Meridian Healthcare (“CHD Meridian”). (See Note 3.)

The Company offers health-related services such as on-site health centers that deliver primary care, acute care corporate health, occupational health, and pharmacy care management services, as well as integrated disease management, wellness and disability management programs.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries, which include CHD Meridian LLC, Green Hills Insurance Company (see Note 16 - Professional Liability and Related Reserves), and the Physician Groups. All material intercompany accounts and transactions have been eliminated. The financial statements of the Physician Groups are consolidated with CHD Meridian LLC in accordance with the nominee shareholder model of Emerging Issues Task Force (“EITF”) Issue No. 97-2, “Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements.” CHD Meridian LLC has unilateral control over the assets and operations of the Physician Groups.

Consolidation of the Physician Groups with CHD Meridian LLC, and consequently, the Company, is necessary to present fairly the financial position and results of operations of the Company. Control of the Physician Groups is perpetual and other than temporary because of the nominee shareholder model and the management agreements between the entities. The net tangible assets of the Physician Groups were not material at December 31, 2005 and 2004.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

The results of operations for the year ended December 31, 2004 do not include the operations of CHD Meridian from January 1, 2004 through March 31, 2004, even though the merger was consummated on March 19, 2004, because the Company and CHD Meridian agreed for accounting purposes to consolidate results of operations effective as of April 1, 2004.

Accounts Receivable

The Company utilizes the allowance method for determining the collectibility of its accounts receivable. The allowance method recognizes bad debt expense following a review of the individual accounts outstanding in light of the surrounding facts. Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts based on historical bad debts, factors related to specific customers’ ability to pay and economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible. Accounts receivable on the consolidated balance sheet were stated net of allowance for doubtful accounts. The following table shows the activity in the Company’s allowance for doubtful accounts during 2005 and 2004:

December 31, 2003	$40,000
Reserve acquired through CHD Meridian merger (see Note 3)	601,000
Charged to expense	9,000
Deductions	(52,000)
December 31, 2004	598,000
Charged to expense	21,000
Deductions	(14,000)
December 31, 2005	$605,000

Property and Equipment

The Company records property and equipment at cost less accumulated depreciation and amortization, which is provided for on the straight line basis over the estimated useful lives of the assets of between five and seven years. Improvements to leased premises are amortized using the straight-line method over the term of the lease or the useful life of the improvements, whichever is shorter. The Company expenses maintenance and repair costs as incurred.

In accordance with the provisions of AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes all application development costs and expenses all preliminary project and post-implementation costs in the consolidated statements of operations. In connection with the Company’s restructuring during 2005 (see Note 4), the Company impaired $3,563,000 of software development costs associated with products that the Company will not sell or support in the future or with proprietary systems that the Company in no longer developing.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

In accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that the carrying values of certain long-lived assets may be impaired, the Company projects the undiscounted cash flows expected to be generated by these assets. If the projections indicate that the reported amounts are not expected to be recovered, such amounts are reduced to their estimated fair value based on a quoted market price, if available, or an estimate based on valuation techniques available in the circumstances.

Goodwill and Other Intangibles

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite useful lives are not amortized but are tested for impairment annually and whenever events or circumstances occur indicating that these intangibles may be impaired. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

The Company performs its review of goodwill for impairment by comparing the carrying value of the applicable reporting unit to the fair value of the reporting unit. No indicators of impairment were identified as a result of its annual impairment test performed December 31, 2005.

Intangible assets with finite lives are amortized over their estimated useful lives. The Company does not have any indefinite lived intangible assets.

Debt Issuance Costs

The Company carries costs of issuing and amending its debt instruments as debt issuance costs and amortizes them over the term of the facility. Amortization of debt issuance costs resulted in charges of $239,000, $132,000 and $337,000 during 2005, 2004 and 2003, respectively.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach for financial accounting and reporting of income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods’ taxable income for federal and state income tax reporting purposes. See Note 11 for additional information related to the provision for income taxes.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Use of Estimates

In preparing the financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable, accrued expenses, and other current liabilities are reasonable estimates of the fair values because of their short-term maturity. The fair value of the Company’s note payable as of December 31, 2005 approximates its principal amount of $8,649,000.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, services have been provided, price is fixed and determinable, and collection of the resulting receivable is reasonably assured.

Service Revenue - On-site Facilities. The Company’s revenue from contractual client obligations for occupational health, primary care, pharmacy and corporate health services are performed on a fixed fee or a cost-plus basis. For fixed fee contracts, revenue is recorded on a straight-line basis as services are rendered. For cost-plus contracts, revenue is recorded as costs are incurred, with the management fee component recorded as earned based upon the method of calculation stipulated in the client contracts. Revenue is recorded at estimated net amounts to be received from clients for services rendered. Cash received prior to the performance of services is reflected as deferred revenue on the consolidated balance sheets.

Service Revenue - Health Management Programs. Service revenue is recognized as services are rendered. The Company contracts with clients to provide services at a monthly fee based on the number of employees, members or covered lives, a per-call charge to the Company’s call center, or some combination thereof. If a significant portion of a fee is due after normal payment terms, which are generally 30 to 90 days from invoice date, the Company accounts for such fee as services are provided.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Pharmaceuticals

Pharmaceutical purchases are recorded on a net basis in accordance with EITF Issue No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent.” Under pharmacy arrangements, the Company provides pharmaceuticals to clients as a component of the pharmacy agreement, which typically requires the Company to staff and operate a pharmacy for the sole benefit of the client’s employees and, in certain instances, dependents and retirees. The Company believes the substance of these agreements in relation to pharmaceutical purchases demonstrates an agent-like arrangement and points to net reporting. The agreements stipulate that the Company is to be reimbursed upon purchasing pharmaceuticals, and not upon dispensing, thus limiting inventory risk. Furthermore, pharmaceuticals are priced on a pass-through basis, thus mitigating credit risk through structured payment terms. As such, the Company records pass-through pharmaceutical purchases on a net basis.

Pass through pharmaceutical purchases for the years ended December 31, 2005, 2004 and 2003, were approximately $133,127,000, $72,235,000 and $0, respectively. Purchases commenced on April 1, 2004, upon our consummation of the CHD Meridian merger.

Stock-Based Compensation Plans

The Company accounts for its employee stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB Opinion No. 25, no compensation cost related to stock options has been recognized because all options are issued with exercise prices equal to the fair market value at the date of grant. See Note 13 for further discussion.

Had the compensation cost under the Company’s stock option plans been determined based on the fair value at the grant date (derived through use of the Black-Scholes methodology) for awards under the plans consistent with the method prescribed by SFAS No. 123, the Company’s pro forma net loss and net loss per share in 2005, 2004 and 2003 would have been as follows:

	2005	2004	2003

Net loss as reported	$(14,072,000)	$(3,937,000)	$(8,059,000)

Add back intrinsic value of the options issued to employee and charged to operations	25,000	--	28,000
Deduct total stock-based employee compensation expense determined under fair value based methods for all awards	(1,261,000)	(741,000)	(2,953,000)

Pro forma net loss	$(15,308,000)	$(4,678,000)	$(10,984,000)

Net loss per share as reported, basic and diluted	$(0.54)	$(0.96)	$(0.74)

Pro forma net loss per share, basic and diluted	$(0.58)	$(1.00)	$(1.01)

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

The fair market value of each option grant has been estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	2005	2004	2003

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	77-85%	112%	112%
Risk-free interest rate	3-4%	4%	4%
Expected life	5 years	5 years	5 years

The above pro forma disclosure may not be representative of the effects on reported net operations for future years as options vest over several years and the Company may continue to grant options to employees.

Net Loss Per Share

The Company presents both basic and diluted loss per share on the face of the consolidated statement of operations. As provided by SFAS No. 128, “Earnings per Share,” basic loss per share is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock. As of December 31, 2005, 2004 and 2003, 15,441,555, 15,850,886 and 5,469,286 shares, respectively, issuable upon exercise of options, warrants, and convertible securities were excluded from the diluted loss per share computation because their effect would be anti-dilutive.

Reclassifications

For comparability, certain prior year amounts have been reclassified and combined, where appropriate, to conform to the financial statement presentation used in 2005.

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

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

This statement becomes effective for public companies as of the first interim or annual reporting period that begins after December 15, 2005. Upon adoption, the Company will use a modified prospective application, which will affect new awards and awards modified, repurchased, or canceled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. Upon adoption of SFAS No. 123 on January 1, 2006, the Company estimates the non-cash compensation charge for options granted through December 31, 2005 to be in the range of $1,000,000 to $1,500,000 for 2006.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements will have a material impact on the Company’s financial position or results of operations.

3. Business Combination

On March 19, 2004, the Company merged with CHD Meridian, a privately held company and a major provider of outsourced, employer-sponsored healthcare services.

Pursuant to the merger agreement, the Company (1) issued 10,000,000 shares of common stock, (2) issued 400,000 shares of convertible preferred stock (with each share convertible into 10 shares of common stock) at $25.00 per share or $10,000,000 in the aggregate, and (3) paid approximately $25,508,000 in cash to the CHD Meridian stockholders. Immediately following the closing of the merger, the Company also redeemed from former CHD Meridian stockholders that participated in the merger, pro rata, an aggregate of 200,000 shares of convertible preferred stock at its original issue price of $25.00 per share or $5,000,000. The total value of the merger consideration was $80,578,000, made up of common stock valued at $36,300,000, preferred stock valued at $10,000,000, cash of $25,508,000, transaction expenses of $1,476,000, and the value attributable to accrued purchase price per the merger agreement of $7,294,000.

The Company funded the cash portion of the merger consideration by (1) selling 1,000,000 shares of Series A Convertible Preferred Stock at $25.00 per share for gross proceeds of $25,000,000, and (2) drawing $12,000,000 under a new senior secured credit facility with a national lender. (See Note 9.)

In connection with the sale and issuance of Series A Convertible Preferred Stock, the Company reported $15,820,000 as a deemed dividend to preferred stockholders representing the beneficial conversion value of the underlying common stock. The beneficial conversion value is treated as a dividend on the convertible preferred stock solely for the purpose of computing earnings per share. The dividend is computed by multiplying (1) the difference between the value of the underlying common stock calculated using the average closing price for the three days prior and three days after the announcement of the merger ($3.63 per share) and the conversion price ($2.50 per share) by (2) the number of shares of common stock into which the Series A Convertible Preferred Stock outstanding at the merger’s effective time was convertible (14,000,000 shares).

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Business Combination (continued)

The acquisition was accounted for using the purchase method of accounting. The Company incurred acquisition costs of $1,476,000 that were included in the purchase price. In addition, $832,000 of transaction related bonuses and termination pay were included in general and administrative expenses on the consolidated statements of operations. The goodwill was allocated entirely to the CHD Meridian reporting unit.

The aggregate purchase price of $80,578,000 for this transaction was allocated as follows:

Fair value of tangible assets acquired (includes cash of $8,444,000)	$25,715,000
Liabilities assumed	(21,505,000)
Goodwill	52,966,000
Customer list	22,235,000
Other intangibles	1,167,000
$80,578,000

On April 5, 2005, the Company released to former CHD Meridian stockholders from escrow 3,859,200 shares of common stock because CHD Meridian LLC achieved in 2004 an agreed upon milestone for earnings before interest, taxes, depreciation and amortization (“EBITDA”). The shares were valued at $1.89 per share, or $7,294,000, at December 31, 2004 based on the market value at that date. The market value of the Company’s common stock on April 5, 2005 was $1.45. Consequently, the Company reduced its liability for the issuance of these shares by $1,698,000, which was recorded as a reduction of goodwill.

During 2005, the Company established an additional liability for a cash bonus plan for certain non-executive employees of CHD Meridian. The cash bonus plan was payable when CHD Meridian LLC met the EBITDA targets referenced above. The total liability of the cash bonus plan was estimated at $352,000, which was recorded as an increase to goodwill pursuant to the merger agreement. The Company paid the amounts due under the cash bonus plan during 2005.

The following are the Company’s 2005 actual and 2004 and 2003 unaudited pro forma results of operations giving effect to the acquisition of CHD Meridian as though the transaction occurred on January 1, 2004 and 2003, respectively. The 2004 unaudited pro forma results exclude transaction costs of $1,938,000 and transaction related bonuses and termination pay of $832,000 included in the statements of operations of CHD Meridian and the Company, respectively. The 2004 and 2003 unaudited pro forma results also include adjustments to amortization expense associated with the intangibles acquired and interest expense related to the senior secured credit facility.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Business Combination (continued)

	2005 (actual)	2004 (pro forma, unaudited)	2003 (pro forma, unaudited)

Net revenue	$115,887,000	$99,757,000	$98,183,000

Operating loss	(13,232,000)	(759,000)	(2,494,000)

Net loss	$(14,072,000)	$(2,647,000)	$(6,210,000)

Loss per share, basic and diluted	$(0.47)	$(0.11)	$(0.30)

4. Restructuring and Related Activities

During 2005, the Company completed an in-depth analysis of its structure and product development efforts. This analysis led to the conclusion that certain products and services that the Company had been offering were no longer essential to its integrated business model. The Company then implemented a restructuring of its operations and related activities, which was substantially completed as of June 30, 2005.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company impaired goodwill and long-lived assets by $12,470,000. Of this amount, the Company wrote-off software development costs of $3,563,000 associated with products that the Company will not sell or support in the future or with proprietary systems that the Company is no longer developing. The Company also impaired goodwill by $8,424,000, most of which was related to the acquisitions of iSummit Partners, LLC and WellComm Group, Inc., and miscellaneous long-lived assets by $483,000.

A summary of the activity and balances of the restructuring and provision for loss contract reserve accounts is outlined as follows:

	Balance at December 31, 2004	Accrual	Cash Payments	Accrual Reversal	Balance at December 31, 2005
Restructuring
One-time termination benefits	$--	542,000	(357,000)	--	$185,000
Contract termination costs	--	228,000	(76,000)	(11,000)	141,000
Other associated costs	--	69,000	(69,000)		--
Restructuring total	--	839,000	(502,000)	(11,000)	326,000

Provision for loss contracts	$--	2,116,000	(244,000)	(1,453,000)	$419,000

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Restructuring and Related Activities (continued)

The Company initially recorded $2,116,000 as a provision for loss contracts related to customer contracts that the Company determined would continue to be unprofitable, notwithstanding the reductions in operating expenses implemented in the restructuring. Subsequently, the Company reached agreements with customers to terminate or phase out these contracts by July 2006. These negotiations reduced management’s estimate of future losses to be incurred, resulting in the reversal of $1,453,000 of the provision.

In addition, the contract termination costs accrual included a transfer of $45,000 of capital lease liability that was previously included in other long term liabilities.

During 2005, the Company recorded restructuring expenses of $783,000 and expenses related to loss contracts of $663,000.

5. Property and Equipment

Property and equipment consists of the following at December 31:

	Estimated Useful Life	2005	2004
Furniture, fixtures and equipment	1-7 years	$10,698,000	$9,552,000
Leasehold improvements	5-7 years	701,000	344,000
Buildings and improvements	Varies	108,000	108,000
Software development costs	3-5 years	--	2,988,000
		11,507,000	12,992,000

Accumulated depreciation		(7,465,000)	(6,273,000)
		$4,042,000	$6,719,000

Depreciation and amortization expense was $1,538,000, $1,183,000 and $177,000 in 2005, 2004 and 2003, respectively.

6. Goodwill and Intangible Assets

The following table summarizes activity related to the Company’s unamortized intangible asset:

Goodwill

Balance at December 31, 2003	$8,424,000
Acquisition of CHD Meridian (see Note 3)	52,966,000
Balance at December 31, 2004	61,390,000
Impairment (see Note 4)	(8,424,000)
Reduction in value of shares held in escrow (see Note 3)	(1,698,000)
Cash bonus plan (see Note 3)	352,000
Balance at December 31, 2005	$51,620,000

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Goodwill and Intangible Assets (continued)

The components of identifiable intangible assets, which are included in the consolidated balance sheet as of December 31, 2005 and 2004, are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer lists	$26,736,000	7,095,000	$19,641,000
Other intangibles	2,551,000	1,687,000	864,000
Total	$29,287,000	8,782,000	$20,505,000

Customer lists are amortized on a straight-line basis over the expected periods to be benefited, generally 12 to 15 years. Other intangible assets represent technology and deferred marketing costs, which are amortized on a straight-line basis over the expected periods to be benefited, generally 3 to 5 years. In accordance with SFAS No. 142, the Company completes a test for impairment of goodwill and certain other intangible assets annually. Amortization of intangible assets for the years ended December 31, 2005, 2004 and 2003 amounted to $2,317,000, $2,815,000 and $1,525,000, respectively.

Estimated amortization expense for the next five years is as follows:

2006	$1,968,000
2007	1,797,000
2008	1,547,000
2009	1,482,000
2010	$1,482,000

7. Discontinued Operations

In 2001, prior to the merger discussed in Note 3, CHD Meridian was notified of the cancellation of two government contracts that met the requisite requirements to be accounted for as discontinued operations under Statement 144. At December 31, 2005 and 2004, the remaining net liabilities of discontinued operations consisted of contract staffing accruals of $1,299,000 representing management’s estimate of the Company’s maximum obligations related to the government’s right to audit the contract terms and conditions.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Other Current Liabilities

At December 31, 2005 and 2004, the following amounts were included in other current liabilities in the consolidated balance sheets:

	2005	2004
Dividends payable	$3,048,000	$1,683,000
Reserve for unpaid losses	1,905,000	729,000
Accrued health insurance incurred but not reported	800,000	1,175,000
Accrued insurance deductible	1,362,000	1,611,000
Deferred revenue	526,000	1,434,000
Other (none in excess of 5% of current liabilities)	4,141,000	2,770,000
Total	$11,782,000	$9,402,000

9. Long Term Debt

In June 2005, the Company amended and restated its senior credit facility with Bank of America, N.A., which is secured by substantially all of the Company’s tangible assets, to provide financing up to $15,000,000 through a revolving credit line. Up to $1,000,000 of the senior credit facility is available for the issuance of standby letters of credit. The amendment also waived compliance with the covenant for the ratio of the Funded Indebtedness to Earnings Before Interest, Taxes, Depreciation and Amortization (as defined in the credit facility), or EBITDA, through December 31, 2006 and added covenants setting minimum EBITDA targets for periods ending September 30, 2005 through December 31, 2006. The minimum EBITDA targets for periods ending September 30, 2005 through December 31, 2006 are:

Period	Minimum EBITDA

July 1, 2005 - September 30, 2005	$780,000
July 1, 2005 - December 31, 2005	1,560,000
July 1, 2005 - March 31, 2006	2,560,000
Last four fiscal quarters ending June 30, 2006	3,580,000
Last four fiscal quarters ending September 30, 2006	3,960,000
Last four fiscal quarters ending December 31, 2006	4,450,000

The senior credit facility terminates and is due and payable on April 1, 2007. At December 31, 2005 and 2004, the Company had $8,649,000 and $8,308,000, respectively, of debt outstanding under the senior credit facility. At the Company’s option, borrowings may be either base rate or Eurodollar rate loans. Base rate loans bear interest at the prime rate as published from time to time, plus up to 0.75% per annum depending on the Company’s debt service coverage ratios. Eurodollar rate loans bear interest at the Eurodollar rate, plus up to 3.0% per annum likewise depending on the Company’s debt service coverage ratios. At December 31, 2005, the interest rate on the Senior Credit Facility was 7.22%. The Company uses proceeds from the senior credit facility to finance operations, which includes the purchase of pharmaceuticals on a pass through basis for the benefit of the Company’s pharmacy client.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Long Term Debt (continued)

As of December 31, 2005, the Company was in compliance with its senior credit facility covenants and had $4,896,000 available under the revolving line of credit.

10. Convertible Debenture

In 2002, the Company funded the acquisition of WellComm Group, Inc. by selling to Palladin Opportunity Fund LLC a 6% convertible debenture in the principal amount of $2,000,000 and a warrant to purchase up to 307,692 shares of common stock. The conversion price of the debenture was $5.00 per share, and was reset to $3.03 in February 2003 and to $1.75 in June 2003. The exercise price of the warrant was reset in June 2003 from $5.50 to $1.75.

When issued, the warrant was valued at $890,272 that was recorded as a discount to the debenture to be accreted to interest expense over the term of the debenture. During 2003, the Company accreted to interest expense $343,782, recorded an additional charge of $203,077 when the exercise price of the warrant was reset, and accelerated a charge of $165,682 when Palladin converted a significant portion of the debenture into common stock.

When the Company sold the debenture, the Company also recorded a beneficial conversion value of $948,651, the difference between the fair market value of the underlying common stock on the date the debenture was sold and the agreed upon conversion price. The beneficial conversion value was increased by $682,528 when the conversion price was reset in June 2003.

During 2003, the Company recorded $802,576 of interest expense for the amortization of the beneficial conversion value of the debenture and $365,709 of accelerated interest expense when Palladin converted a significant portion of the debenture into common stock. Interest accrued on the debenture in 2003 was $224,350. In 2003, Palladin converted $1,483,351 outstanding under the debenture into 847,629 shares of common stock. At December 31, 2003, the carrying value and the face value of the debenture were $379,061 and $740,999, respectively.

During December 2003, the maturity date of the debenture was extended for a warrant to acquire 50,000 shares of common stock at $1.75 per share. The warrant was valued at approximately $200,000, which was recorded as a discount to the debenture to be accreted to interest expense over the extension term. During November and December 2003, Palladin exercised all warrants, acquiring 357,692 shares for $625,961.

The Company recorded $416,610 of debt issuance costs related to the debenture consisting of cash and stock granted to a placement agent. When the conversion price of the debenture was reset in June 2003, debt issuance costs increased by $122,228. For the year ended December 31, 2003, the amortization of these debt issuance costs amounted to $336,783.

Palladin converted the remaining debenture and outstanding interest in the amount of $747,000 into common stock in the first quarter of 2004 for 427,106 shares of common stock.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Convertible Debenture (continued)

In 2004, interest expense associated with the debenture was $368,000, which included $362,000 of accelerated accretion to interest expense for the discount of the value assigned to the warrants issued to Palladin and the remaining beneficial conversion value of the debenture.

11. Provision For Income Taxes

Income tax expense is comprised of the following for the year ended December 31, 2005:

Current:
Federal	$--
State	475,000
Deferred:	(328,000)
Income tax expense	$147,000

At December 31, 2005 and 2004, the Company had a cumulative net operating loss (“NOL”) carryforward for federal income tax purposes of $37,500,000 and $33,000,000, respectively, which expires between 2011 and 2024. At December 31, 2005 and 2004, the Company had a cumulative NOL carryforward for state income tax purposes of $25,000,000 and $17,200,000, respectively, which expires between 2006 and 2025. For financial reporting purposes, a valuation allowance of $8,494,000 was recorded against these carryforwards and other deferred tax assets. During 2005, the valuation allowance increased by approximately $1,500,000. Approximately $838,000 of the increase is attributable to the actualization of net operating losses acquired from CHD Meridian, which, upon the future reversal of such valuation allowance, will be recorded as a reduction to goodwill.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$14,013,000	$12,159,000
Allowance for doubtful accounts	236,000	233,000
Accrued expenses	1,958,000	2,434,000
Other	18,000	87,000
Total gross deferred tax assets	16,225,000	14,913,000
Less: Valuation allowance	(8,494,000)	(6,966,000)
Total deferred tax assets	7,731,000	7,947,000
Deferred tax liabilities:
Depreciation	(706,000)	(665,000)
Amortization	(7,025,000)	(7,610,000)
Net deferred tax asset (liability)	(7,731,000)	(8,275,000)
Total deferred tax liability	$--	$(328,000)

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Provision For Income Taxes (continued)

In 2005, the Company did not record a deferred tax asset or liability related to the difference in carrying values of assets and liabilities for financial reporting purposes and tax purposes.

The provision for income taxes for the years ended December 31, 2005 and 2004 differs from the amount computed by applying the statutory rate of 34% due to the following:

	2005	2004

Tax at federal statutory rate	(34.0)%	(34.0)%
State income taxes	0.38	6.9
Nondeductible amortization	30.45	21.7
Stock compensation	0.0	81.5
Other	(0.73)	1.2
Change in valuation allowance	4.96	(70.4)
Income tax provision (benefit)	1.06%	6.9%

12. Stockholders’ Equity

Preferred Stock and Related Warrants

The Company has 2,000,000 authorized shares of preferred stock. As of December 31, 2005 and 2004, the Company had issued and outstanding 853,039 and 1,070,283 shares, respectively, of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible, at any time, into 10 shares of common stock, has a liquidation preference of $25.00 per share, the original purchase price, and accrues dividends on that amount at a rate of 8% per year. Dividends are payable, at the Company’s option, in cash or common stock, and only upon the Company’s liquidation or conversion of the Series A Convertible Preferred Stock into common stock. The Company had recorded approximately $3,048,000 and $1,683,000 in accrued dividends at December 31, 2005 and 2004, respectively, which is included in other current liabilities on the consolidated balance sheets.

During 2005 and 2004, 217,244 and 129,717 shares, respectively, of Series A Convertible Preferred Stock were converted into 2,172,445 and 1,297,164 shares of common stock, and 418,334 and 132,983 shares of common stock, respectively, were issued to satisfy the dividends accrued on the converted shares.

The Company issued warrants to acquire 492,000 shares of common stock exercisable at $2.50 per share to the placement agents that assisted the Company in the sale of Series A Convertible Preferred Stock. Such warrants were valued at $1,506,000 utilizing the Black-Scholes valuation model, which amount was classified as a cost of equity in the consolidated statement of stockholders’ equity.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stockholders’ Equity (continued)

Common Stock and Warrants

In May 2003, the Company issued 332,760 shares of common stock as consideration for investor relations services. The common stock was valued at the market price of $522,708 and charged to 2003 operations. During May 2003, certain stockholders of the Company contributed loans and 163,073 shares of common stock to an investor relations firm retained by the Company as compensation for services. The assigned loans were then converted into 148,485 shares, valued at the market price of $259,849. The Company received a benefit of $246,240 at the common stock’s market price from these contributions.

In June 2003, the Company: (1) sold 613,986 shares of common stock at $1.75 per share for net proceeds of $1,004,186, less direct costs that included 40,167 shares of common stock, (2) issued 519,667 shares of common stock, valued $909,421 at market price, for conversion of related party debt and accrued interest, and (3) issued 69,711 shares of common stock, valued $121,997 at market price, to pay deferred salaries.

In an offering closed at October 31, 2003, the Company sold 1,400,000 shares of common stock, at $2.50 per share, and granted warrants to purchase 700,000 additional shares, exercisable at $3.00 per share, for net proceeds of $3,037,894 after expenses as of December 31, 2003. In accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in a Company’s Own Stock,” the fair value of the warrants using the Black-Scholes valuation model amounted to $2,458,800 on date of grant. Upon issuance and until registration for resale under the Securities Act of 1933, the warrants were accounted for as a liability, with an offsetting reduction to additional paid-in capital. The fair value of the warrants at December 31, 2003 was approximately $2,760,000, which reflected an increase in fair value of $301,305 from the time the warrants were granted. This amount was charged to operations as increase in common stock warrants. The fair value of the warrants increased by an additional $350,000 from January 1, 2004 to February 17, 2004, the effective date of the registration statement, which was likewise charged to operations. The warrant liability was reclassified to equity at February 17, 2004.

During 2003, the Company granted warrants to purchase 375,000 shares of common stock, exercisable at $1.50 and $1.76 and valued at $649,448 utilizing the Black-Scholes model, for investor relations services pursuant to various consulting agreements expiring in May and June 2004.

During May 2003, with board of directors’ approval, the Company granted warrants to purchase 450,000 shares of common stock at $1.80 per share (representing a premium over market price on the date of grant) to the Company’s Chairman and former Chief Operating Officer for their agreement to support the Company through January 2004. The grant did not result in any charges to operations.

As consideration for a $100,000 loan in April 2003, the Company granted a stockholder a warrant to acquire 100,000 shares of common stock at an exercise price of $1.50 per share. The Black-Scholes value of the warrant, $68,000, was recorded as a discount to the promissory note.

During the fourth quarter of 2003, the Company received an aggregate of $968,769 (net of financing costs) from the exercise of warrants from various holders.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stockholders’ Equity (continued)

Please also refer to Note 10 for a further discussion of warrants granted to Palladin in 2002 and 2003.

On October 27, 2004, in connection with the amendment of the Company’s senior credit facility (see Note 9), the Company issued a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $.01 per share to its senior secured creditor. The warrant was valued at $210,000 and recorded as debt issuance costs.

On September 12, 2005, the Company issued a warrant to purchase 55,000 shares of the Company’s common stock at an exercise price of $1.26 per share to a consultant. The warrant vests over six months and expires on September 12, 2008. The warrant was valued at $41,000. The Company has included $31,000 as general and administrative expense in the accompanying consolidated statements of operations as of December 31, 2005.

The following table summarizes the Company’s activity as it relates to warrants:

Shares Underlying Warrants

Balance outstanding at December 31, 2002	2,132,953
Granted	1,939,285
Exercised	(720,866)
Balance outstanding at December 31, 2003	3,351,372
Granted	592,000
Exercised	(548,478)
Balance outstanding at December 31, 2004	3,394,894
Granted	55,000
Exercised	(40,380)
Expired	(340,000)
Balance outstanding at December 31, 2005	3,069,514

At December 31, 2005, all outstanding warrants were exercisable at a weighted average exercise price of $2.81 per share.

13. Stock Options

The Company has two equity compensation plans, which were adopted in 2000 and 2001. The purpose of the plans is to provide the opportunity for grants of incentive stock options, nonqualified stock options and restricted stock to employees of the Company and its subsidiaries, certain consultants and advisors who perform services for the Company or its subsidiaries and non-employee members of the Company’s Board of Directors. As of December 31, 2005, there are 600,000 and 3,900,000 shares of common stock authorized for issuance under the 2000 and 2001 plans, respectively. The number of shares authorized for issuance under the 2001 plan increases automatically on the first day of each year by 300,000 shares.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Stock Options (continued)

2000 Plan Grants

As of December 31, 2005, an aggregate of 361,200 options were outstanding under the 2000 plan. Exercise prices of these options range from $1.57 to $10.00 per share (depending, among other factors, on the fair market value of the stock on the date of grant).

2001 Plan Grants

As of December 31, 2005, an aggregate of 3,261,452 options were outstanding under the 2001 plan. Exercise prices of these options range from $1.40 to $10.00 (depending, among other factors, on fair market value of the stock on the date of grant).

Non-Plan Stock Option Grants

As of December 31, 2005, the Company had outstanding an aggregate of 219,000 options outside of any stock option plan with exercise prices ranging from $.005 to $10.00 per share (depending, among other factors, on fair market value of the stock on the date of grant).

Option activity for the three years ended December 31, 2005 was as follows:

	Number of Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
December 31, 2002	1,711,802	$4.62	942,281	$4.49
Granted	928,000	$1.96
Forfeited/Expired	(511,888)	$6.91
December 31, 2003	2,127,914	$2.91	1,060,697	$3.68
Granted	70,921	$4.42
Forfeited/Expired	(445,676)	$3.25
December 31, 2004	1,753,159	$2.88	1,408,258	$2.92
Granted	3,231,000	$1.44
Forfeited/Expired	(1,142,507)	$2.47
December 31, 2005	3,841,652	$1.79	1,382,185	$2.33

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Stock Options (continued)

At December 31, 2005, options to purchase 877,348 shares of common stock were available for grant under the 2000 and 2001 equity compensation plans.

Information regarding options outstanding at December 31, 2005 was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.01	112,000	6.10	$.01	112,000	$.01
$1.40-$1.77	3,121,999	9.04	$1.45	716,643	$1.47
$2.60-$3.00	331,955	5.52	$2.76	311,454	$2.76
$3.10-$5.00	174,398	7.27	$3.72	140,788	$3.72
$5.50-$7.50	59,100	6.03	$6.00	59,100	$6.00
$10.00	42,200	4.48	$10.00	42,200	$10.00
	3,841,652	8.47	$1.79	1,382,185	$2.33

The weighted average fair value of options granted were $0.96, $3.58, and $1.57 for 2005, 2004, and 2003, respectively.

14. Commitments and Contingencies

Employment Agreements

The Company is a party to employment agreements with executive officers and certain employees. Initial terms of these agreements are one to three years with annual salaries ranging $79,000 to $300,000.

Litigation

The Company is involved in legal disputes on a variety of matters related to the ordinary course of the Company’s business. After reasonable diligence, the Company’s management expects these matters will be resolved without a material adverse effect on the Company’s consolidated financial position or results of operations. Further, after reasonable diligence, the Company’s management believes that the estimated losses of the Company from such matters have been adequately provided in other current and other long term liabilities to the extent probable and reasonably estimable. Nonetheless, it is possible that the Company’s future results of operations for any particular quarterly or annual period may be materially affected by changes in such matters. (See also Note 16.)

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Commitments and Contingencies (continued)

Compliance with Healthcare Regulations

Because the Company operates in the healthcare industry, it is subject to numerous laws and regulations of Federal, state, and local governments. These laws and regulations include, but are not limited to, matters regarding licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Government activity has stayed high with respect to investigations and allegations concerning possible violations of fraud and abuse laws and regulations by healthcare providers. Violations of these laws and regulations could result in, among other things, expulsion from government healthcare programs, fines, penalties, and restitution for billed services.

The Company’s management believes that the Company is in compliance with laws and regulations applicable to the Company’s business. Further, compliance with such laws and regulations is subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time.

Significant Customers

As of December 31, 2005, two customers represented 13% and 12% of the Company’s accounts receivable as reflected on the consolidated balance sheet. As of December 31, 2004, two customers represented 14% and 10% of the total accounts receivable.

During 2005, one customer accounted for 13% of the Company’s revenue as reflected on the consolidated statements of operations. For the year ended December 31, 2004, two customers accounted for 13% and 10% of the Company’s revenue. For the year ended December 31, 2003, three customers accounted for 29%, 13%, and 14% of revenue.

Risk-Sharing Contracts

From time to time the Company enters into risk-sharing contracts. A risk-sharing contract provides that the Company is required to refund to its client a percentage of the Company’s fees if its program does not save the client an agreed upon percentage of the client’s healthcare costs or other benchmarks. The Company estimates $320,000 of revenue was at risk at December 31, 2004. At risk revenue is classified as deferred revenue in other current liabilities on the consolidated balance sheet and is not included in revenue on the consolidated statements of operations.

During 2005, the Company deferred additional at risk fees of $301,000. As a result of the restructuring discussed in Note 4, the Company satisfied contractual obligations related to risk sharing contracts allowing the recognition of $621,000 of at risk fees. There are no at risk fees at December 31, 2005.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Commitments and Contingencies (continued)

Operating Leases

Future minimum cash lease commitments under all non-cancelable leases in effect at December 31, 2005 were as follows:

	Cash Lease Commitments	Client Reimbursements	Total
2006	$2,315,000	$(823,000)	$1,492,000
2007	1,476,000	(188,000)	1,288,000
2008	1,162,000	(64,000)	1,108,000
2009	1,120,000	(26,000)	1,094,000
2010	420,000	(2,000)	418,000
Thereafter	1,000	--	1,000
Total	$6,504,000	$(1,103,000)	$5,401,000

From time to time, the Company enters into operating leases for offices and equipment leases on behalf of our clients in order to facilitate the delivery of our services at client locations. In such cases, our clients agree to reimburse us for the expenses incurred related to these operating leases. Rental expense for operating leases was $2,977,000, $2,284,000 and $245,000 for 2005, 2004, and 2003, respectively.

15. Related Party Transactions

During the fiscal year ended December 31, 2003 and through March 19, 2004, a significant portion of the Company’s operating expenses where funded by loans from the Company’s chairman, former directors, executive officers, and friends and family of these individuals. Related party loans accrued interest of up to 8% per year and were, generally of short duration. Certain loans were repaid with interest on March 19, 2004. Other loans with interest were converted into common stock in 2003.

In June 2003 certain investors, which included the Company Chairman and other parties related to the Company identified above, converted $909,421 in loans with interest into 519,667 shares of common stock at $1.75 per share, the deemed market price of the common stock. Other executives converted accrued salary of $122,000 into 69,711 shares of common stock. And certain of the same related parties assigned additional loans with interest of $260,000 to a third-party investor relations consultant as compensation for services. The consultant converted such loans into 148,485 shares of common stock at $1.75 per share. Finally, in May 2003, certain stockholders of the Company delivered 163,073 shares of the Company’s common stock, valued at $246,000, to the same third-party investor relations consultant as compensation for services. The Company charged this amount to operations.

In 2003, a senior executive of the Company died. The proceeds from the key-person life insurance policy of $500,000 maintained by the Company on the life of such officer were pledged as collateral for related party loans and disbursed directly to such parties in partial satisfaction of such loans.

As of December 31, 2005 and 2004, there were no amounts outstanding to officers or related parties.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Professional Liability and Related Reserves

Since 2004, the Company has secured medical malpractice and general liability insurance for certain of its direct and indirect subsidiaries through Green Hills Insurance Company, a Risk Retention Group (“GHIC”), incorporated as a subsidiary of CHD Meridian LLC under the laws of the State of Vermont. In years prior to 2004, the Company secured such insurance in the commercial market.

On an annual basis, the Company uses independent actuaries to estimate its exposures for claims obligations (for both asserted and unasserted claims) related to deductibles and exposures in excess of coverage limits. The Company maintains reserves for these obligations. Loss and loss adjustment expense reserves are recorded monthly and represent management’s best estimate of the ultimate net cost of all reported and unreported losses incurred. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses. Those estimates are subject to the effects of trends in claim severity and frequency. Although considerable variability is inherent in such estimates, management believes the reserves for losses and loss adjustment expenses are adequate. The estimates are reviewed and adjusted continuously as experience develops or new information becomes known; such adjustments are included in current operations.

At December 31, 2005 and 2004, the Company’s estimated loss reserve for incurred but not reported losses and loss adjustment expense predating GHIC was $2,000,000, which is included in other long term liabilities on the consolidated balance sheet. The Company also maintains a reserve for cost and settlement of reported claims predating GHIC, which is included in other current liabilities on the consolidated balance sheet. During 2005, the Company paid $249,000 related to reported claims, reducing the balance of reserve for cost and settlement of reported claims at December 31, 2005 to $1,362,000.

During 2005, GHIC increased its reserves for reported claims and incurred but not reported losses and loss adjustment expense by $1,175,000 to $1,905,000, which is included in other current liabilities on the consolidated balance sheet.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Profit Sharing and 401(k) Plans

Prior to the CHD Meridian merger on March 19, 2004, the Company maintained a 401(k) profit sharing plan (the “Company Plan”) covering qualified employees. The Company Plan allowed participants to make pretax contributions and the Company to match certain percentage of employee contributions depending on a number of factors, including the participant’s length of service. The profit sharing portion of the Company Plan was discretionary and noncontributory. All amounts contributed to the Company Plan were deposited into a trust fund administered by an independent trustee. The Company made no contributions to the Company Plan during 2004 and 2003.

Prior to the merger on March 19, 2004, CHD Meridian maintained a defined contribution benefit plan (the “CHD Meridian Plan”), which provided retirement and other benefits to CHD Meridian’s employees. Employees became eligible for participation at age 21 and upon completion of 90 consecutive days of employment. CHD Meridian matched (in cash) 50% of the employee’s elective contributions up to 2% of the employee’s compensation, plus 25% of the employee’s elective contributions from 3% to 4% of the employee’s compensation. CHD Meridian’s contributions vested over four years. Contributions to the CHD Meridian Plan during 2004 and 2003 were approximately $566,000 and $0, respectively.

Effective January 1, 2005, the Company made the CHD Meridian Plan available to all post-merger eligible employees of the Company, its direct and indirect subsidiaries, and the Physician Groups, and froze the Company Plan. Effective December 12, 2005, the Company Plan merged into the CHD Meridian Plan. The Company contributed $613,000 to the CHD Meridian Plan during 2005.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no changes in or disagreements with accountants on accounting or financial disclosure.

Item 9A.	Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2005, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

There were no changes that occurred during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

See the information set forth in the section entitled “Proposal No. 1 Election of Directors” in I-trax’s Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2005, or 2006 Proxy Statement, which is incorporated herein by reference.

Item 11.	Executive Compensation

See the information set forth in the section entitled “Executive Compensation” in the 2006 Proxy Statement, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the 2006 Proxy Statement, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

See the information set forth in the section entitled “Certain Relationships and Related Transactions” in the 2006 Proxy Statement, which is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

See the information set forth in the section entitled “Proposal No. 2 Ratification of Independent Auditors” in the 2006 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description	Incorporated by Reference to:

2.1
Merger Agreement, dated as of December 26, 2003, by and among I-trax, Inc. Meridian Occupational Healthcare Associates, Inc., doing business as CHD Meridian Healthcare, DCG Acquisition, Inc., and CHD Meridian Healthcare, LLC.
Exhibit 2.1 to I-trax, Inc.’s Current Report on Form 8-K, filed on December 29, 2003.

2.2
Amendment to Merger Agreement, dated February 4, 2004, by and among I-trax, Inc. Meridian Occupational Healthcare Associates, Inc., doing business as CHD Meridian Healthcare, DCG Acquisition, Inc., and CHD Meridian Healthcare, LLC.
Appendix A to I-trax, Inc.’s Proxy Statement dated, and filed on, February 6, 2004.

3.1	Certificate of Incorporation of I-trax, Inc. filed on September 15, 2000.	Exhibit 3.1 to I-trax, Inc.’s Registration Statement on Form S-4, Registration No. 333-48862, filed on October 27, 2000.

3.2	Certificate of Amendment to Certificate of Incorporation of I-trax, Inc. filed on June 4, 2001.	Exhibit 3.2 to I-trax, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, filed on April 4, 2002.

3.3	Certificate of Amendment to Certificate of Incorporation of I-trax, Inc. filed on January 2, 2003.	Exhibit 3.3 to I-trax, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, filed on April 15, 2003.

3.4	Amended and Restated Bylaws of I-trax, Inc.	Exhibit 3.4 to I-trax, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, filed on March 30, 2005.

4.1	Form of Common Stock certificate of I-trax, Inc.’s Common Stock.	Exhibit 4.1 to I-trax, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, filed on April 4, 2002.

4.2	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of I-trax, Inc. filed on March 19, 2004.	Exhibit 4.2 to I-trax, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2003, filed on April 8, 2004.

4.3	Form of warrant certificate of I-trax, Inc. issued to private placement participants in private placement closed on October 31, 2003.	Exhibit 4.1 to I-trax, Inc.’s Registration Statement on Form S-3, Registration No. 333-110891, filed on December 3, 2003.

4.4	Financial Advisor’s Warrant Agreement between Westminster Securities Corporation and I-trax, Inc. dated as of May 23, 2003, with a form of warrant attached.	Exhibit 4.2 to I-trax, Inc.’s Registration Statement on Form S-3, Registration No. 333-110891, filed on December 3, 2003.

4.5	Financial Advisor’s Warrant Agreement between Westminster Securities Corporation and I-trax, Inc. dated as of October 31, 2003, with a form of warrant attached.	Exhibit 4.3 to I-trax, Inc.’s Registration Statement on Form S-3, Registration No. 333-110891, filed on December 3, 2003.

4.6	Financial Advisor’s Warrant Agreement between Westminster Securities Corporation and I-trax, Inc. dated as of December 11, 2003, with a form of warrant attached.	Exhibit 4.4 to I-trax, Inc.’s Registration Statement on Form S-3, Amendment No. 1, Registration No. 333-110891, filed on February 2, 2004.

4.7	Form of warrant certificate of I-trax, Inc. issued as of March 19, 2004 to placement agents of Series A Convertible Preferred Stock.	Exhibit 4.7 to I-trax, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2003, filed on April 8, 2004.

4.8	Form of Common Stock Warrant Certificate of I-trax, Inc. issued effective November 1, 2004 to Bank of America, N.A.	Exhibit 10.1 to I-trax, Inc.’s Current Report on Form 8-K filed on October 29, 2004.

4.9	Form of 2000 and 2001 Plan Stock Option Agreement - Employee.	Exhibit 4.3 to I-trax, Inc.’s Registration Statement on Form S-8, Registration No. 333-125685, filed on June 10, 2005.

4.10	Form of 2000 and 2001 Plan Stock Option Agreement - Director.	Exhibit 4.4 to I-trax, Inc.’s Registration Statement on Form S-8, Registration No. 333-125685, filed on June 10, 2005.

4.11	Form of Nonqualified Stock Option Agreement with schedule of option holders subject to such Nonqualified Stock Option Agreement.	Exhibit 4.8 to I-trax, Inc.’s Registration Statement on Form S-8, Registration No. 333-125685, filed on June 10, 2005.

10.1	Lease Agreement dated May 28, 2002, between I-trax, Inc. and F & J Enterprises, Inc. dba Bedford Plaza.	Exhibit 10.23 to I-trax, Inc.’s Registration Statement on Form SB-2, Amendment No. 1, Registration No. 333-87134, filed on July 11, 2002.

10.2	Lease Agreement dated January 2002, between Burton Hills IV Partnership and Meridian Occupational Healthcare Associates, Inc., d/b/a CHD Meridian Healthcare.	Exhibit 10.1 to I-trax, Inc.’s Quarterly Report Form 10-QSB for the quarter ended March 30, 2004, filed on May 14, 2004.

10.3	First Amendment to Lease Agreement dated May 17, 2005 between Burton Hills IV Partners and CHD Meridian Healthcare, LLC.	Exhibit 10.4 to I-trax, Inc.’s Quarterly Report Form 10-Q for the quarter ended June 30, 2005, filed on August 15, 2005.

10.4	Lease Agreement made as on August 12, 2004, by and between Henderson Birmingham Associates and I-trax Health Management Solutions, Inc.	Exhibit 10.1 to I-trax, Inc.’s Quarterly Report Form 10-QSB for the quarter ended September 30, 2004, filed on November 15, 2004.

10.5	Guarantee and Suretyship Agreement made as on August 12, 2004, by I-trax, Inc. for the benefit of Henderson Birmingham Associates.	Exhibit 10.2 to I-trax, Inc.’s Quarterly Report Form 10-QSB for the quarter ended September 30, 2004, filed on November 15, 2004.

10.6	I-trax, Inc. 2000 Equity Compensation Plan.	Exhibit 10.16 to I-Trax.com, Inc.’s Registration Statement on Form 10-SB, files on April 10, 2000.

10.7	I-trax, Inc. Amended and Restated 2001 Equity Compensation Plan.	Exhibit I to I-trax, Inc.’s 2005 Proxy Statement filed on April 15, 2005.

10.8	Employment Agreement effective as of December 29, 2000, between I-trax Health Management Solutions, Inc. (f/k/a I-Trax.com, Inc.) and Frank A. Martin.	Exhibit 10.17 to I-Trax.com, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, filed on April 2, 2001.

10.9	Employment Agreement dated November 17, 2004, between I-trax, Inc. and David R. Bock.	Exhibit 10.1 to I-trax, Inc.’s Current Report on Form 8-K, filed on November 22, 2004.

10.10	Employment Agreement dated November 17, 2004, between I-trax, Inc. and Yuri Rozenfeld.	Exhibit 10.2 to I-trax, Inc.’s Current Report on Form 8-K, filed on November 22, 2004.

10.11	Amendment to Employment Agreement effective as of July 5, 2005, between and I-trax, Inc. and Yuri Rozenfeld.	Exhibit 10.3 to I-trax, Inc.’s Quarterly Report Form 10-Q for the quarter ended June 30, 2005, filed on August 15, 2005.

10.12	Employment Agreement dated March 14, 2005, between I-trax, Inc. and R. Dixon Thayer.	Exhibit 10.13 to I-trax, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, filed on March 30, 2005.

10.13	Employment Agreement entered into on April 15, 2005, between I-trax, Inc. and Raymond J. Fabius.	Exhibit 10.1 to I-trax, Inc.’s Quarterly Report on Form 10-Q filed on May 16, 2005.

10.14	Credit Agreement dated as of March 19, 2004, by and among I-trax, Inc., all subsidiaries of I-trax, Inc. that are parties to the Credit Agreement, and Bank of America, N.A.	Exhibit 10.11 to I-trax, Inc.’s Annual Report on Report Form 10-KSB for the year ended December 31, 2003, filed on April 8, 2004.

10.15	First Amendment to Credit Agreement dated as of June 1, 2004, by and among I-trax, Inc., all subsidiaries of I-trax, Inc. that are parties to the Credit Agreement, and Bank of America, N.A.	Exhibit 10.1 to I-trax, Inc.’s Quarterly Report Form 10-QSB for the quarter ended June 30, 2004, filed on August 18, 2004.

10.16	Second Amendment to Credit Agreement dated as of July 1, 2004, by and among I-trax, Inc., all subsidiaries of I-trax, Inc. that are parties to the Credit Agreement, and Bank of America, N.A.	Exhibit 10.2 to I-trax, Inc.’s Quarterly Report Form 10-QSB for the quarter ended June 30, 2004, filed on August 18, 2004.

10.17	Third Amendment to Credit Agreement dated as of August 12, 2004, by and among I-trax, Inc., all subsidiaries of I-trax that are parties to the Credit Agreement, and Bank of America, N.A.	Exhibit 10.3 to I-trax, Inc.’s Quarterly Report Form 10-QSB for the quarter ended June 30, 2004, filed on August 18, 2004.

10.18	Fourth Amendment to Credit Agreement, dated October 27, 2004, by and among I-trax, Inc., all subsidiaries of I-trax, Inc. that are parties to the Credit Agreement and Bank of America, N.A.	Exhibit 10.1 to I-trax, Inc.’s Current Report on Form 8-K filed on October 29, 2004.

10.19	Fifth Amendment to Credit Agreement, effective March 31, 2005 by and among I-trax, Inc., all subsidiaries of I-trax, Inc. that are parties to the Credit Agreement and Bank of America, N.A.	Exhibit 10.2 to I-trax, Inc.’s Quarterly Report on Form 10-Q filed on May 16, 2005.

10.20
Sixth Amendment to Credit Agreement and Limited Waiver dated June 29, 2005 by and among I-trax, Inc., all subsidiaries of I-trax, Inc. that are parties to the Credit Agreement and Bank of America, N.A.
Exhibit 10.1 to I-trax, Inc.’s Current Report on Form 8-K filed on August 3, 2005.

10.21	2005-2006 Non-Employee Directors Compensation Policy.	Exhibit 10.1 to I-trax, Inc.’s Current Report on Form 8-K filed on May 23, 2005.

21	Subsidiaries of I-trax, Inc.

23	Consent of Goldstein Golub Kessler LLP.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 20, 2006.

I-TRAX, INC.

By: /s/ R. Dixon Thayer
R. Dixon Thayer, Chief Executive Officer

By: /s/ David R. Bock
David R. Bock, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Haywood D. Cochrane, Jr. Haywood D. Cochrane, Jr.	Vice-Chairman and Director	March 20, 2006

/s/ Philip D. Green Philip D. Green	Director	March 20, 2006

/s/ Gail F. Lieberman Gail F. Lieberman	Director	March 20, 2006

/s/ Frank A. Martin Frank A. Martin	Chairman and Director	March 16, 2006

/s/ Gerald D. Mintz Gerald D. Mintz	Director	March 20, 2006

/s/ Dr. David Nash Dr. David Nash	Director	March 20, 2006

/s/ Jack A. Smith Jack A. Smith	Director	March 20, 2006

/s/ R. Dixon Thayer R. Dixon Thayer	Chief Executive Officer and Director	March 20, 2006