Form 10-Q
period 2006-03-31
I TRAX INC
filed 2006-05-15
CIK 1110189

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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
Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and large accelerated filer in Rule 12b-2 of Securities Exchange Act of 1934. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-Accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes [ ] No [X]

As of May 1, 2006, there were 36,321,421 shares of the registrant’s $0.001 par value common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of I-trax, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of I-trax, Inc. (a Delaware corporation) and Subsidiaries as of March 31, 2006, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the condensed consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with United States generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows, for the year then ended (not presented herein); and in our report dated February 3, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As disclosed in Note 4, the Company changed its method of accounting for stock-based compensation, effective January 1, 2006.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

April 19, 2006

I-TRAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

ASSETS
	March 31, 2006 (Unaudited)	December 31, 2005
Current assets
Cash and cash equivalents	$6,944	$5,386
Accounts receivable, net	16,693	15,490
Other current assets	1,464	1,899
Total current assets	25,101	22,775

Property and equipment, net	4,007	4,042
Goodwill	51,620	51,620
Customer list, net	19,270	19,641
Other intangible assets, net	744	864
Other long-term assets	41	41

Total assets	$100,783	$98,983

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$9,543	$8,069
Accrued payroll and benefits	4,064	3,961
Net liabilities of discontinued operations	1,299	1,299
Accrued loss contracts	276	419
Current portion of accrued restructuring charges	241	312
Other current liabilities	10,500	11,782
Total current liabilities	25,923	25,842

Senior secured credit facility	9,057	8,649
Note payable	171	--
Accrued restructuring charges, net of current portion	--	14
Other long-term liabilities	2,315	2,315

Total liabilities	37,466	36,820

Stockholders’ equity
Preferred stock - $.001 par value, 2,000,000 shares authorized, 570,253 and 853,039 issued and outstanding, respectively; Liquidation preference: $14,256,000 and $21,326,000 at March 31, 2006 and December 31, 2005, respectively	1	1
Common stock - $.001 par value, 100,000,000 shares authorized 36,268,386 and 32,818,955 shares issued and outstanding, respectively	35	32
Additional paid in capital	136,044	134,864
Accumulated deficit	(72,763)	(72,734)
Total stockholders’ equity	63,317	62,163

Total liabilities and stockholders’ equity	$100,783	$98,983

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31
(Unaudited)
(in thousands, except share data)

	2006	2005

Net revenue	$30,525	$27,465

Costs and expenses
Operating expenses	23,443	21,151
General and administrative expenses	5,992	5,503
Depreciation and amortization	859	1,052
Total costs and expenses	30,294	27,706

Operating income/(loss)	231	(241)

Other expenses
Interest expense	114	127
Amortization of financing costs	56	45
Other expenses	--	--
Total other expenses	170	172

Income/(loss) before provision for income taxes	61	(413)

Provision for income taxes	90	7

Net loss	(29)	(420)

Less preferred stock dividend	(337)	(525)

Net loss applicable to common stockholders	$(366)	$(945)

Loss per common share, basic and diluted	$(0.01)	$(0.04)

Weighted average number of shares outstanding, basic and diluted	34,788,257	26,319,748

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31
(Unaudited)
(in thousands)

	2006	2005
Operating activities:
Net loss	$(29)	$(420)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	859	1,052
Stock-based compensation	285	--
Issuance of warrants for services	16	--
Amortization of financing costs	56	45
Changes in operating assets and liabilities:
Accounts receivable	(1,328)	(5,719)
Deferred tax asset	--	144
Other current assets	435	560
Accounts payable	1,474	897
Accrued payroll and benefits	165	1,124
Accrued restructuring charges	(85)	--
Accrued loss on contracts	(143)	--
Other current liabilities	(491)	1,808
Net cash provided by/(used in) operating activities	1,214	(509)
Investing activities:
Purchases of property, plant and equipment	(389)	(967)
Net cash used in investing activities	(389)	(967)
Financing activities:
Principal payments on capital leases	--	(5)
Proceeds from stock option exercises	132	--
Repayments of note payable	(13)	--
Proceeds from exercise of warrants	22	--
Proceeds from bank credit facility	592	2,450
Net cash provided by financing activities	733	2,445
Net increase in cash and cash equivalents	1,558	969
Cash and cash equivalents at beginning of period	5,386	3,805
Cash and cash equivalents at end of period	$6,944	$4,774

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$159	$157
Income taxes	$130	$115

Schedule of non-cash investing and financing activities:
Issuance of warrants for services	$16	$--
Reduction in accrued purchase price	$--	$1,346
Preferred stock dividend	$337	$525
Conversion of accrued dividends to common stock	$1,068	$22

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

Physician services at the Company’s on-site locations are provided under management agreements with affiliated physician associations, which are organized professional corporations that hire licensed physicians who provide medical services (the “Physician Groups”). The Physician Groups provide all medical aspects of the Company’s on-site services, including the development of professional standards, policies, and procedures. The Company provides a wide array of business services to the Physician Groups, including administrative services, support personnel, facilities, marketing, and other non-medical services.

2. Basis of Presentation and Interim Results

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the financial information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 22, 2006 (“2005 Annual Report”). All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Basis of Presentation and Interim Results (continued)

The accompanying condensed consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries, which include CHD Meridian LLC, Green Hills Insurance Company (see Note 9), and the Physician Groups. All material intercompany accounts and transactions have been eliminated. The financial statements of the Physician Groups are consolidated with CHD Meridian LLC in accordance with the nominee shareholder model of Emerging Issues Task Force (“EITF”) Issue No. 97-2, “Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements.” CHD Meridian LLC has unilateral control over the assets and operations of the Physician Groups.

Consolidation of the Physician Groups with CHD Meridian LLC, and consequently, the Company, is necessary to present fairly the financial position and results of operations of the Company. Control of the Physician Groups is perpetual and other than temporary because of the nominee shareholder model and the management agreements between the entities. The net tangible assets of the Physician Groups were not material at March 31, 2006 and December 31, 2005.

The Company records pass-through pharmaceutical purchases on a net basis in compliance with EITF Issue No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent.” The amounts of pass-through pharmaceuticals purchased by the Company for the three months ended March 31, 2006 and 2005 were $37,442,000 and $31,800,000, respectively.

3. Earnings/Loss Per Share

The Company presents both basic and diluted earnings/loss per share on the face of the condensed consolidated statement of operations. As provided by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” basic earnings/loss per share is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted earnings/loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock. As of March 31, 2006 and 2005, 12,496,987 and 17,868,999 shares, respectively, issuable upon exercise of options, warrants, and convertible securities were excluded from the diluted loss per share computation because their effect would be anti-dilutive.

4. Share-Based Compensation

The Company has two equity compensation plans for employees, non-employee directors and certain consultants. The plans authorize the granting of stock options consistent with the purpose of the plans (see Note 13 to the Company’s consolidated financial statements included in the 2005 Annual Report). The number of shares authorized for issuance under the Company’s plans as of March 31, 2006 totaled 4,800,000, of which 1,213,146 shares were available for future issuance. Stock options granted under these plans are typically granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options also generally vest over a period of three years with respect to grants made to employees and consultants and over a period of two years with respect to options granted to directors. Options typically expire ten years from the date of grant.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Share-Based Compensation (continued)

Prior to January 1, 2006, the Company accounted for its stock based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” In accordance with APB Opinion No. 25, no stock-based compensation cost was reflected in the Company’s prior year net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant.

Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS Nos. 123 and 148 for the first quarter ended March 31, 2005, the Company’s consolidated net loss and net loss per share would have been reduced to the pro-forma amounts illustrated as follows:

2005

Net loss as reported	$(420,000)

Deduct total stock-based employee compensation expense determined under fair value based methods for all awards	(339,000)

Pro forma net loss	$(759,000)

Net loss per common share as reported, basic and diluted	$(0.04)

Pro forma net loss per common share, basic and diluted	$(0.05)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective method. Under this method, compensation cost in the first quarter of 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the revised provisions of SFAS 123R. Before adoption of SFAS No. 123R, pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	0.00%
Expected volatility	94.44%
Risk-free interest rate	3.99%
Expected life	5 years

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Share-Based Compensation (continued)

Under the Black-Scholes option-pricing model, the Company estimated volatility using only its historical share price performance over the expected life of the option. Under SFAS No. 123R, however, the Company estimates expected volatility using historical volatility of the Company’s common stock as well as historical volatility of the common stock of comparable companies over the expected life of the options. The expected life of the options has been determined using the simplified method as prescribed in SEC Staff Accounting Bulletin No. 107 (“SAB 107”). Results of prior periods do not reflect any restated amounts and the Company had no cumulative effect adjustment upon adoption of SFAS No. 123R under the modified prospective method. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

The adoption of SFAS No. 123R decreased the Company’s first quarter 2006 reported operating income and net income by $285,000 and reported basic and diluted net income by $0.01 per share. The expense is classified as general and administrative expense on the condensed consolidated statement of operations.

Compensation cost for share-based payment arrangements recognized in general and administrative expenses for the first quarter of 2006 was $285,000 for stock options. No income tax benefit was recognized in the income statement for the first quarter of 2006 for share-based compensation arrangements.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs shown in the following table are as follows:

•	The expected volatility is based on a combination of the historical volatility of the Company’s and comparable companies’ stock over the contractual life of the options.

•
The Company uses historical data to estimate employee termination behavior. The expected life of options granted is derived from SAB 107 and represents the period of time the options are expected to be outstanding.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

•	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Share-Based Compensation (continued)

Dividend yield	0.00%
Expected volatility	75.41%
Risk-free interest rate	4.45%
Expected life	6 years

A summary of the Company’s stock option activity as of March 31, 2006, and changes during the first quarter of 2006 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
December 31, 2005	3,841,652	$1.79	1,382,185	$2.33
Exercised	(147,330)	$0.89
Granted	140,000	$2.65
Forfeited	(84,468)	$1.42
March 31, 2006	3,749,854	$1.87	1,731,526	$2.21

The weighted-average grant-date fair value of options granted during the first quarter of 2006 was $1.83. The intrinsic value for a stock option is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during the first quarter of 2006 was $376,000.

As of March 31, 2006, there was $1,844,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.85 years. During the first quarter of 2006, cash received from options exercised was $132,000.

On January 25, 2006, the Company granted options to acquire 75,000 and 40,000 shares of common stock to certain employees and a director, respectively, with an exercise price of $2.64, which approximated the market value at the date of grant.

On February 16, 2006, the Company granted options to acquire 25,000 shares of common stock to an employee with an exercise price of $2.70 per share, which approximated the market value at the date of grant.

Information regarding options outstanding at March 31, 2006 was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00-$2.00	3,002,502	8.71	$1.42	1,149,478	$1.37
$2.01-$4.00	590,788	6.63	$2.84	434,703	$2.88
$4.01-$6.00	61,565	5.67	$4.74	52,344	$4.80
$6.01-$8.00	52,800	5.12	$6.33	52,800	$6.33
$8.01-$10.00	42,200	3.58	$10.00	42,200	$10.00
	3,749,854	8.22	$1.87	1,731,525	$2.21

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Restructuring and Related Activities

During 2005, the Company completed an in-depth analysis of its structure and product development efforts. This analysis led to the conclusion that certain products and services that the Company had been offering were no longer essential to its integrated business model. The Company then implemented a restructuring of its operations and related activities, which was substantially completed as of June 30, 2005. A summary of the activity and balances of the restructuring and provision for loss contract reserve accounts was as follows:

	Balance at December 31, 2005	Cash Payments	Balance at March 31, 2006
Restructuring
One-time termination benefits	$185,000	(84,000)	$101,000
Contract termination costs	141,000	(1,000)	140,000
Restructuring total	326,000	(85,000)	241,000

Provision for loss contracts	$419,000	(143,000)	$276,000

6. Long Term Debt

The Company’s senior credit facility with Bank of America, N.A., which is secured by substantially all of the Company’s tangible assets, provides financing up to $15,000,000 through a revolving credit line.

The Company amended the facility on May 4, 2006 (effective March 31, 2006). Under the amendment, the maturity of the facility was extended from April 1, 2007 to October 1, 2007. The amendment also reset the “Fixed Charge Coverage Ratio” and redefined “EBITDA” to exclude non-cash stock-based compensation expense. Minimum EBITDA targets for periods ending March 31, 2006 through December 31, 2006 remain:

Period	Minimum EBITDA

July 1, 2005 - March 31, 2006	$2,560,000
Last four fiscal quarters ending June 30, 2006	3,580,000
Last four fiscal quarters ending September 30, 2006	3,960,000
Last four fiscal quarters ending December 31, 2006	4,450,000

At March 31, 2005, the Company had $9,057,000 of debt outstanding under the senior credit facility and was in compliance with all covenants included in the facility. In addition, based on the borrowing base calculation, the Company had access to an additional $4,750,000 under the revolving line of credit.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Stockholders’ Equity

Warrants

On March 12, 2006, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.70 per share to a consultant. The warrant vests over fifteen months and expires on March 12, 2009. The warrant was valued at $140,000, with $5,000 included as general and administrative expense in the accompanying condensed consolidated statements of operations.

The following table summarizes the Company’s activity as it relates to warrants:

Shares Underlying Warrants

Balance outstanding at December 31, 2005	3,069,514
Granted	100,000
Exercised	(112,911)
Expired	(12,000)
Balance outstanding at March 31, 2006	3,044,603

At March 31, 2006, all outstanding warrants were exercisable at a weighted average exercise price of $2.87 per share.

Series A Convertible Preferred Stock

During the three months ended March 31, 2006, 282,786 shares of Series A Convertible Preferred Stock, and $1,068,000 in dividends accrued on such stock, were converted into an aggregate of 3,229,761 shares of common stock.

As of March 31, 2006, 570,253 shares of Series A Convertible Preferred Stock were issued and outstanding. Each share of Series A Convertible Preferred Stock converts into 10 shares of common stock. Each share of Series A Convertible Preferred Stock also accrues dividends at the rate of 8% per year on $25.00 per share, the original sale price. The Company accrued dividends of $337,000 for the three months ended March 31, 2006.

As of March 31, 2006, the Company had accrued aggregate dividends of $2,319,000, which at the Company’s option are payable in cash (subject to the consent of the senior secured creditor) or common stock valued at market price. If such dividends were paid in common stock at $3.39, the closing price of the common stock on March 31, 2006, the Company would be required to issue approximately 684,000 additional shares of common stock.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Commitments and Contingencies

Litigation

The Company is involved in legal disputes on a variety of matters related to the ordinary course of the Company’s business. After reasonable diligence, the Company’s management believes that the estimated losses of the Company from such legal disputes have been adequately provided for in other current and other long-term liabilities to the extent probable and reasonably estimable and management expects these disputes will be resolved without a material adverse effect on the Company’s consolidated financial position or results of operations. Nonetheless, it is possible that the Company’s future results of operations for any particular quarterly or annual period may be materially affected by changes in the status of such legal disputes.

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

Significant Customers

As of March 31, 2006, two customers represented 14% and 13% of the Company’s accounts receivable as reflected on the condensed consolidated balance sheet. As of March 31, 2005, two customers represented 21% and 12% of the total accounts receivable.

For the three months ended March 31, 2006, one customer accounted for 11% of the Company’s revenue. For the three months ended March 31, 2005, one customer accounted for 13% of the Company’s revenue.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Professional Liability and Related Reserves

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

At March 31, 2006, the Company’s estimated loss reserve for cost and settlement of reported claims predating GHIC was $1,362,000, which is included in other current liabilities on the condensed consolidated balance sheet. The Company also maintains a reserve for incurred but not reported losses and loss adjustment expense predating or otherwise not assumed by GHIC.  At March 31, 2006, this reserve was $2,000,000, which is included in other long-term liabilities on the condensed consolidated balance sheet.

During the three months ended March 31, 2006, GHIC increased its reserves for reported claims and incurred but not reported losses and loss adjustment expense by $274,000 to $2,179,000, which is included in other current liabilities on the condensed consolidated balance sheet.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of I-trax, Inc. and its subsidiaries should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing on the preceding pages as well as our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 22, 2006 (“2005 Annual Report”).

Forward Looking Statements

The following discussion also contains forward-looking statements. All statements, other than statements of historical facts, included in this quarterly report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements, and readers of this report should not place undue reliance on our forward-looking statements. Actual results or events could differ, possibly materially, from the plans, intentions and expectations disclosed in our forward-looking statements. We have identified important factors in the cautionary statements below and in our 2005 Annual Report that we believe could cause actual results or events to differ, possibly materially, from our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We undertake no duty to update these forward-looking statements, even though our situation may change in the future.

Risk Considerations

You are cautioned not to place undue reliance on the statements and other discussion set forth in this quarterly report. These statements and other discussion speak only as of the date this quarterly report is filed with the Securities and Exchange Commission, and these statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Factors that may cause actual results to differ materially from management expectations include, but are not limited to:

•	effects of increasing competition for contracts to establish and manage employer-dedicated pharmacies and clinics;

•	loss of advantageous pharmaceutical pricing;

•	inability to meet covenants and financial tests related to our senior secured credit facility;

•	long and complex sales cycles;

•	loss of a major client;

•	cost pressures in the healthcare industry;

•	exposure to professional liability claims and a failure to manage effectively our professional liability risks;

•	economic uncertainty; and

•	each of the factors discussed under “Item 1A. - Risk Factors” in our 2005 Annual Report.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Regulation S-X. In our opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments necessary to present fairly our financial position as of March 31, 2006 and the results of the operations and cash flows for the three months ended March 31, 2006. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the covered periods. We base our estimates and judgments on our historical experience and on various other factors that we believe are reasonable under the circumstances. We evaluate our estimates and judgments, including those related to revenue recognition, bad debts, and goodwill and other intangible assets on an ongoing basis. Notwithstanding these efforts, there can be no assurance that actual results will not differ from the respective amount of those estimates.

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

As of March 31, 2006, we were providing services to clients that include large financial institutions, consumer products manufacturers, health plans, integrated delivery networks, automotive and automotive parts manufacturers, and diversified industrial companies. For 92 of these clients, we operated 196 on-site facilities in 32 states, providing a variety of health management programs. Our client retention rate is high due to strong client relationships that are supported by the critical nature of our services, the benefits achieved by employer and employee constituents, and the utilization of multi-year service contracts.

Critical Accounting Policies

A summary of significant accounting policies is disclosed in Note 2 to the consolidated financial statements included in our 2005 Annual Report. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2005 Annual Report.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. Under this method, compensation cost in the first quarter of 2006 included the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the revised provisions of SFAS 123R. Prior to adoption of SFAS 123R, we accounted for stock based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” In accordance with APB Opinion No. 25, no stock-based compensation cost was reflected in prior year net income for grants of stock options to employees because we granted stock options with an exercise price equal to the market value of the stock on the date of grant.

As of March 31, 2006, there was $1,844,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.85 years.

Other than the adoption of SFAS 123R, there have been no changes in the nature of our critical accounting policies or the application of those policies since December 31, 2005.

Key Financial Trends and Analytical Points

Milestones. During the quarter ended March 31, 2006, we:

•	reported net revenue of $30,525,000, an increase of 11.1%, from $27,465,000 for the quarter ended March 31, 2005;

•	generated $231,000 of operating income as compared to last year’s operating loss of $241,000 for the comparable period;

•
increased our earnings before interest, taxes, depreciation and amortization, or EBITDA, to $1,090,000 from $811,000 for last year’s first quarter (2006 EBITDA includes $285,000 of share-based compensation resulting from the implementation of SFAS 123R);

•	reduced our net losses to $29,000 in the first quarter of 2006 from $420,000 for the first quarter of 2006; and

•	implemented SFAS 123R, resulting in additional general and administrative expense of $285,000 during this quarter.

In managing our business, we make use of EBITDA, which is a non-GAAP financial measure. We believe that EBITDA is a reliable and useful performance indicator for measuring the growth of our core operations. It also allows us to monitor the trend in our core operations. Our results of operations for the three months ended March 31 and reconciliation of net income to EBITDA for those periods follows:

	2006	2005

Revenue	30,525,000	27,465,000
Total costs and expenses	30,294,000	27,706,000
Operating income (loss)	231,000	(241,000)
Other expenses	170,000	172,000
Income before taxes	61,000	(413,000)
Provision for taxes	90,000	7,000
Net loss	(29,000)	(420,000)

Reconciliation of net income to EBITDA
Net loss	(29,000)	(420,000)
Add: Depreciation and amortization	915,000	1,097,000
Add: Provision for income taxes	90,000	7,000
Add: Interest	114,000	127,000
EBITDA	1,090,000	811,000

Working Capital. We rely on our senior credit facility to meet our working capital needs. At March 31, 2006, we had $4,750,000 available under our credit facility to fund our working capital deficit of $822,000. Our working capital deficit at December 31, 2005 was $3,067,000. While our current liabilities have remained fairly consistent, increasing $81,000 from December 31, 2005, our current assets have increased by $2,326,000 due to higher client receivables and increased cash balances. In addition, as a result of the conversion of certain of our Series A Convertible Preferred Stock, accrued dividends payable upon conversion of such Series A Convertible Preferred Stock, which we pay in shares of common stock, decreased to $2,319,000 at March 31, 2006 from $3,048,000 at December 31, 2005.

During the three months ended March 31, 2006, we increased the outstanding balance under our credit facility by $592,000, from $8,465,000 at December 31, 2005 to $9,057,000 at March 31, 2006.

Operating trend. We intend to increase revenue by strengthening and expanding our core business and by emphasizing our market position as the leading provider of outsourced on-site healthcare.

Results of Operations

Three Months ended March 31, 2006 Compared to Three Months ended March 31, 2005

Revenue for the three months ended March 31, 2006 was $30,525,000, an increase of $3,060,000, or 11.1%, from $27,465,000 for the three months ended March 31, 2005. Comparable site sales for the first quarter increased 8% compared with the year-ago quarter. Our sites under management have increased from 181 as of March 31, 2005 to 197 as of March 31, 2006.

Operating expenses, which represent our direct costs of servicing our clients, amounted to $23,443,000 for the three months ended March 31, 2006, an increase of $2,292,000, or 10.8%, from $21,151,000 for the three months ended March 31, 2005. This increase is attributable to expenses associated with revenue growth quarter over quarter, as operating expenses as a percentage of revenue marginally improved to 76.8% for the first quarter of 2006 from 77.0% for the first quarter of 2005.

General and administrative expenses, which represent our corporate costs, increased by $489,000 to $5,992,000 for the three months ended March 31, 2006 from $5,503,000 for the three months ended March 31, 2005. Our general and administrative expenses as a percentage of revenue decreased modestly from 20.0% to 19.6% for the three months ended March 31, 2005 and 2006, respectively. The implementation of SFAS 123R resulted in additional general and administrative expenses of $285,000, or 0.9% of revenue.

Depreciation and amortization expenses were $859,000 for the three months ended March 31, 2006, a decrease of $193,000 as compared to $1,052,000 for the three months ended March 31, 2005. In 2005, we amortized $67,000 of software development costs, which were subsequently impaired in our restructuring activities during the second quarter of 2005. The remaining difference is due to fully depreciated or amortized assets.

Interest expense for the three months ended March 31, 2006 was $114,000, representing a decrease of $13,000, from $127,000 for the three months ended March 31, 2005. Interest expense primarily includes interest payable under our senior secured credit facility. Our average balance outstanding during the three months ended March 31, 2006, was $7,154,000 as compared to $8,105,000 for the comparable period in 2005.

Amortization of financing costs for the three months ended March 31, 2006 was $56,000, representing an increase of $11,000 from $45,000 for the three months ended March 31, 2005. The increase is due to additional financing costs capitalized in connection with our senior secured credit facility amendments during 2005.

For the three months ended March 31, 2006, our net loss was $29,000, as compared to a net loss of $420,000 for the three months ended March 31, 2005.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities during the three months ended March 31, 2006 was $1,214,000. The following factors accounted for our operating cash surplus:

(1)  Our net loss for the quarter was $29,000, which included non-cash charges of $285,000 for stock-based compensation, $915,000 of non-cash depreciation and amortization and $16,000 for other non-cash charges.

(2) Our accounts receivable and other current assets balances increased by $893,000 reflecting continued growth in pharmaceutical purchases and revenue, partially offset by a reduction of prepaid insurance related to Green Hills Insurance, our Risk Retention Group.

(3) Our liabilities (which include accounts payable, accrued expenses, accrued restructuring charges and other current and long term liabilities) increased by $920,000. Contributing factors to this increase were increased pharmaceutical purchases in accounts payable offset by the satisfaction of previously accrued other current liabilities.

Investing Activities

Net cash used in investing activities was $389,000 for the three months ended March 31, 2006, which consists primarily of capital expenditures on technology upgrades.

Financing Activities

Net cash provided by financing activities was $733,000 for the three months ended March 31, 2006, driven primarily by additional draws of $592,000 under our senior secured credit facility and cash received upon stock option exercises of $132,000. We used these funds to finance our working capital requirements (which increased due to additional revenue, expenses and accounts receivable generated from increases in same-site operations as well as the addition of new facilities during the quarter), capital expenditures and development expenses.

Our senior secured credit facility provides financing up to the lesser of $15,000,000 or the credit facility base calculation, in each case less outstanding letters of credit. We amended the facility effective March 31, 2006. The amendment (1) extended that maturity date of the facility from April 1, 2007 to October 1, 2007, (3) re-set the “Fixed Charge Coverage Ratio” covenant, and (3) redefined “EBITDA” to exclude non-cash stock-based compensation expense. Minimum EBITDA requirements for periods ending March 31, 2006 through December 31, 2006 are as follows:

Period	Minimum EBITDA

July 1, 2005 - March 31, 2006	$2,560,000
Last four fiscal quarters ending June 30, 2006	3,580,000
Last four fiscal quarters ending September 30, 2006	3,960,000
Last four fiscal quarters ending December 31, 2006	4,450,000

As of March 31, 2006, we were in compliance with our credit facility covenants. As of March 31, 2006, $9,057,000 was outstanding under the credit facility, which was classified as long-term, and $1,000,000 was outstanding under a letter of credit. We had $4,750,000 available under the credit facility at March 31, 2006.

Our ratio of current assets to current liabilities (excluding dividends payable on Series A Convertible Preferred Stock in shares of common stock) was 1.06 at March 31, 2006, as compared to 1.00 at December 31, 2005. We believe that these ratios demonstrate adequate financial liquidity and we believe that availability under our credit facility and our cash and cash equivalents of $6,944,000 at March 31, 2006 (which includes approximately $5,729,000 held at Green Hills) will be sufficient to meet our anticipated cash needs for the next 12 months.

Future Capital Requirements

Our primary future cash needs will be to fund working capital and pay for anticipated capital expenditures. We had capital expenditures totaling $389,000 during the three months ended March 31, 2006 and anticipate similar quarterly expenditures throughout 2006.

We cannot, however, provide assurances that our actual cash requirements will not be greater than we currently anticipate. We will, from time to time, consider the acquisition of, or investment in,

complementary businesses, products, services and technologies, which would most likely effect our liquidity requirements or cause us to issue additional equity or debt securities.

If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next 12 months, we might be required to obtain additional sources of funds through additional operating improvements, capital market transactions (including the sale of common stock), asset sales or financing from third parties, or a combination thereof. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Material Commitments

We have various contractual obligations which are recorded as liabilities in our condensed consolidated financial statements. Other items, such as operating lease contract obligations are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed.

The following table summarizes our significant contractual obligations at March 31, 2006, and the effect such obligations are expected to have on our liquidity and cash in future periods:

	Payments due by period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$5,926,000	$1,737,000	$2,648,000	$1,540,000	$1,000
Less: Amounts reimbursed by clients	897,000	617,000	252,000	28,000	--
	$5,029,000	$1,120,000	$2,396,000	$1,512,000	$1,000

From time to time, we enter into operating leases for offices and equipment leases on behalf of our clients in order to facilitate the delivery of our services at client locations. In such cases, our clients agree to reimburse us for the expenses incurred related to these operating leases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2006, we did not own any derivative instruments, but we were exposed to market risks, primarily due to changes in U.S. interest rates. Our credit facility bears a variable interest rate, and accordingly, the fair market value of the debt is sensitive to changes in interest rates.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2006, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

There were no changes that occurred during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Certain of our subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our overall consolidated financial position, results of operations or liquidity.

Item 1A.  Risk Factors

There were no material changes during the quarter ended March 31, 2006 from the risk factors as previously disclosed in our 2005 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Securities

On January 30, 2006, two investors exercised warrants to purchase an aggregate of 8,000 shares of our common stock at an exercise price of $2.50 per share. In lieu of paying the exercise price in cash, such investors used the warrants’ cashless exercise feature, such that the investors received 248 shares of our common stock and surrendered to us for cancellation 7,752 shares of our common stock. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”).

On February 6, 2006, two former employees exercised warrants to purchase an aggregate of 54,945 shares of our common stock at an exercise price of $0.75 per share. In lieu of paying the exercise price in cash, such former employees used the warrants’ cashless exercise feature, such that the former employees received 39,788 shares of our common stock and surrendered to us for cancellation 15,157 shares of our common stock. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act.

On February 6, 2006, a former employee exercised a warrant to purchase 11,250 shares of our common stock at an exercise price of $2.50 per share. In lieu of paying the exercise price in cash, such former employee used the warrant’s cashless exercise feature, such that the former employee received 906 shares of our common stock and surrendered to us for cancellation 10,344 shares of our common stock. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act.

On March 7 and 8, 2006, as part of a conversion of the Series A Convertible Preferred Stock, we issued an aggregate of 185,626 shares of our common stock to 11 investors in payment of accrued dividends on shares of our Series A Convertible Preferred Stock. The shares issued upon conversion, including the shares representing payment of the dividends, were exempt from registration under Section 3(a)(9) of the Securities Act.

Effective as of March 12, 2006, we issued a warrant to acquire 100,000 shares of our common stock at an exercise price of $2.70 to a consultant as consideration for consulting services. We valued the warrant at $140,000. The consultant is an accredited investor. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act.

On March 17, 2006, an officer exercised a warrant to purchase an aggregate of 28,800 shares of our common stock at an exercise price of $.75 per share or $21,600 in the aggregate. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act.

On March 27, 2006, a former employee exercised a warrant to purchase 9,916 shares of our common stock at an exercise price of $2.50 per share. In lieu of paying the exercise price in cash, such former employee used the warrant’s cashless exercise feature, such that the former employee received 2,598 shares of our common stock and surrendered to us for cancellation 7,318 shares of our common stock. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders during the quarter ended March 31, 2006.

Item 5.  Other Information

None.

Item 6. Exhibits

Number	Exhibit Title

10.1	Seventh Amendment to Credit Agreement, effective as of March 31, 2006 (executed on May 4, 2006), by and among I-trax, Inc., certain subsidiaries of I-trax, Inc., and Bank of America, N.A.

15	Awareness letter of Goldstein, Golub Kessler LLP regarding unaudited interim financial information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-TRAX, INC.

Date: May 15, 2006	By: /s/ R. Dixon Thayer
R. Dixon Thayer, Chief Executive
Officer

Date: May 15, 2006	By: /s/ David R. Bock
David R. Bock, Executive Vice
President and Chief Financial Officer