Form 10-Q
period 2006-06-30
I TRAX INC
filed 2006-08-14
CIK 1110189

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

As of August 11, 2006, there were 36,429,951 shares of the registrant’s $0.001 par value common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of I-trax, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of I-trax, Inc. (a Delaware corporation) and Subsidiaries as of June 30, 2006, and the related condensed consolidated statement of operations for the three and six-month periods ended June 30, 2006 and 2005 and the condensed consolidated statement of cash flows for the six month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

July 19, 2006

I-TRAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	June 30, 2006 (Unaudited)	December 31, 2005
ASSETS

Current assets
Cash and cash equivalents	$6,430	$5,386
Accounts receivable, net	15,955	15,490
Other current assets	2,587	1,899
Total current assets	24,972	22,775

Property and equipment, net	3,939	4,042
Goodwill	51,620	51,620
Customer list, net	18,900	19,641
Other intangible assets, net	626	864
Other long-term assets	41	41

Total assets	$100,098	$98,983

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$7,861	$8,069
Accrued payroll and benefits	4,172	3,961
Net liabilities of discontinued operations	1,299	1,299
Accrued loss contracts	113	419
Current portion of accrued restructuring charges	132	312
Other current liabilities	10,031	11,782
Total current liabilities	23,608	25,842

Senior secured credit facility	10,227	8,649
Note payable	157	--
Accrued restructuring charges, net of current portion	--	14
Other long-term liabilities	2,310	2,315

Total liabilities	36,302	36,820

Stockholders’ equity
Preferred stock - $.001 par value, 2,000,000 shares authorized, 559,960 and 853,039 issued and outstanding, respectively; Liquidation preference: $13,999,000 and $21,326,000 at June 30, 2006 and December 31, 2005, respectively	1	1
Common stock - $.001 par value, 100,000,000 shares authorized 36,420,791 and 32,818,955 shares issued and outstanding, respectively	36	32
Additional paid in capital	136,281	134,864
Accumulated deficit	(72,522)	(72,734)
Total stockholders’ equity	63,796	62,163

Total liabilities and stockholders’ equity	$100,098	$98,983

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005

Net revenue	$30,042	$28,239	$60,567	$55,704

Costs and expenses
Operating expenses	22,785	21,855	46,228	43,006
Impairment of long-lived assets	--	12,470	--	12,470
Provision for loss contracts	--	2,116	--	2,116
Restructuring expenses	--	839	--	839
General and administrative expenses	5,926	6,341	11,918	11,844
Depreciation and amortization	828	916	1,687	1,968
Total costs and expenses	29,539	44,537	59,833	72,243

Operating income (loss)	503	(16,298)	734	(16,539)

Other expenses
Interest expense	115	177	229	304
Amortization of financing costs	57	80	113	125
Other expenses	--	--	--	--
Total other expenses	172	257	342	429

Income (loss) before provision for income taxes	331	(16,555)	392	(16,968)

Provision for income taxes	90	252	180	259

Net income (loss)	241	(16,807)	212	(17,227)

Less preferred stock dividend	(283)	(518)	(620)	(1,043)

Net loss applicable to common stockholders	$(42)	$(17,325)	$(408)	$(18,270)

Loss per common share, basic and diluted	$(0.00)	$(0.57)	$(0.01)	$(0.64)

Weighted average number of shares outstanding, basic and diluted	36,356,928	30,330,570	35,576,926	28,336,239

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30
(Unaudited)
(in thousands)

	2006	2005
Operating activities:
Net income (loss )	$212	$(17,227)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment	--	12,470
Accrued loss on contracts	(306)	2,116
Employee stock purchase	--	34
Options issued below market value	--	25
Depreciation and amortization	1,687	1,968
Modification of warrants	57	--
Stock based compensation	556	--
Issuance of stock below market value	73	--
Issuance of warrants for services	44	--
Amortization of financing costs	113	125
Changes in operating assets and liabilities:
Accounts receivable	(465)	(3,811)
Deferred tax asset	--	144
Other current assets	(688)	(1,107)
Accounts payable	(208)	363
Accrued payroll and benefits	211	1,260
Accrued restructuring charges	(194)	795
Other current liabilities	(1,261)	220
Other long term liabilities	(5)	797
Net cash used in operating activities	(174)	(1,828)
Investing activities:
Acquisition of intangible assets	(4)	(34)
Purchases of property, plant and equipment	(713)	(1,509)
Net cash used in investing activities	(717)	(1,543)
Financing activities:
Principal payments on capital leases	--	(9)
Proceeds from stock option exercises	120	--
Proceeds from stock issuance	58	150
Proceeds from note payable	184	--
Principal payments on notes payable	(27)	--
Proceeds from exercise of warrants	22	--
Proceeds from bank credit facility	1,578	2,692
Net cash provided by financing activities	1,935	2,883
Net increase(decrease) in cash and cash equivalents	1,044	(538)
Cash and cash equivalents at beginning of period	5,386	3,805
Cash and cash equivalents at end of period	$6,430	$3,267

(Continued on following page.)
The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30
(Unaudited)
(in thousands)

(Continued from previous page.)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$328	$313
Income taxes	$295	$184

Schedule of non-cash investing and financing activities:
Modification of warrants	$57	--
Stock issuance below market value	$73	--
Issuance of warrants for services	$44	--
Reduction in accrued purchase price	--	$1,346
Preferred stock dividend	$620	$1,043
Conversion of accrued dividends to common stock	$1,112	$93

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

Consolidation of the Physician Groups with CHD Meridian LLC, and consequently, the Company, is necessary to present fairly the financial position and results of operations of the Company. Control of the Physician Groups is perpetual and other than temporary because of the nominee shareholder model and the management agreements between the entities. The net tangible assets of the Physician Groups were not material at June 30, 2006 or December 31, 2005.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this new standard but does not believe it will have a material effect on the Company's financial statements.

The Company records pass-through pharmaceutical purchases on a net basis in compliance with EITF Issue No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent.” The amounts of pass-through pharmaceuticals purchased by the Company for the three months ended June 30, 2006 and 2005 were $37,783,000 and $28,964,000, respectively, and for the six months ended June 30, 2006 and 2005 were $75,225,000 and $60,764,000, respectively.

3. Earnings/Loss Per Share

The Company presents both basic and diluted earnings/loss per share on the face of the condensed consolidated statement of operations. As provided by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” basic earnings/loss per share is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted earnings/loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock. As of June 30, 2006 and 2005, 11,935,519 and 18,152,740 shares, respectively, issuable upon exercise of options, warrants, and convertible securities were excluded from the diluted loss per share computation because their effect would be anti-dilutive.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Share-Based Compensation

The Company has two equity compensation plans for employees, non-employee directors and certain consultants. The plans authorize the granting of stock options consistent with the purpose of the plans (see Note 13 to the Company’s consolidated financial statements included in the 2005 Annual Report). The number of shares authorized for issuance under the Company’s plans as of June 30, 2006 totaled 4,800,000, of which 1,447,105 shares were available for future issuance. Stock options granted under these plans are typically granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options also generally vest over a period of three years with respect to grants made to employees and consultants and over a period of two years with respect to options granted to directors. Options typically expire ten years from the date of grant.

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

Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS Nos. 123 and 148, the Company’s consolidated net loss and net loss per share would have been reduced to the pro-forma amounts illustrated as follows:

	For the three months ended June 30, 2005	For the six months ended June 30, 2005

Net loss as reported	$(16,807,000)	$(17,227,000)

Deduct total stock-based employee compensation expense determined under fair value based methods for all awards	(314,000)	(653,000)

Pro forma net loss	$(17,121,000)	$(17,880,000)

Net loss per common share as reported, basic and diluted	$(0.57)	$(0.64)

Pro forma net loss per common share, basic and diluted	$(0.58)	$(0.67)

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) using the modified prospective method. Under this method, compensation cost in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the revised provisions of SFAS 123R.

Under SFAS No. 123R, however, the Company estimates expected volatility using historical volatility of the Company’s common stock as well as historical volatility of the common stock of comparable companies over the expected life of the options. The expected life of the options has been determined using the simplified method as prescribed in SEC Staff Accounting Bulletin No. 107 (“SAB 107”). Results of prior periods do not reflect any restated amounts and the Company had no cumulative effect adjustment upon adoption of SFAS No. 123R under the modified prospective method. The Company’s policy is to recognize compensation cost for awards with service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option. Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

During the three months ended March 31, 2006, the fair value of each option grant was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	0.00%
Expected volatility	75.41%
Risk-free interest rate	4.45%
Expected life	6 years

There were no option grants during the three months ended June 30, 2006.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Share-Based Compensation (continued)

The adoption of SFAS No. 123R decreased the Company’s second quarter 2006 reported operating income and net income by $271,000 and reported basic and diluted net income by $0.01 per share. In the first quarter of 2006, operating income and net income decreased by $285,000 and reported basic and diluted net income by $0.01 per share. The expense is classified as general and administrative expense on the condensed consolidated statement of operations.

A summary of the Company’s stock option activity as of June 30, 2006, and changes during the six month period ended June 30, 2006 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
December 31, 2005	3,675,466	$1.72	1,239,604	$2.21
Exercised	(113,997)	$0.71
Granted	140,000	$2.65
Forfeited	(128,197)	$1.42
March 31, 2006	3,573,272	$1.80	1,590,977	$2.09
Exercised	(23,855)	$1.64
Forfeited	(118,101)	$3.03
June 30, 2006	3,431,316	$1.76	1,854,515	$1.92

The weighted average remaining contractual term of options outstanding and exercisable at June 30, 2006, was 8.12 years and 7.56 years, respectively. The aggregate intrinsic value of options outstanding and exercisable at June 30, 2006, was $5,013,000 and $2,553,000, respectively. The total intrinsic value of options exercised for the three months and six months ended June 30, 2006, was $29,000 and $405,000, respectively. The weighted-average grant date fair value of options granted during the six months ended June 30, 2006, was $1.83.

As of June 30, 2006, there was $1,497,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.89 years. During the second quarter of 2006, cash received from options exercised was $120,000. The total fair value of shares vested during the three month and six month period ended June 30, 2006 was $388,000 and $839,000, respectively.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Share-Based Compensation (continued)

Information regarding options outstanding at June 30, 2006 was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00-$2.00	2,842,253	8.50	$1.42	1,420,877	$1.40
$2.01-$4.00	492,303	6.65	$2.85	342,718	$2.91
$4.01-$6.00	54,160	5.11	$4.79	48,320	$4.83
$6.01-$8.00	24,000	4.06	$6.52	24,000	$6.52
$8.01-$10.00	18,600	2.92	$10.00	18,600	$10.00
	3,431,316	8.12	$1.76	1,854,515	$1.92

A summary of the Company’s non vested shares as of June 30, 2006, and changes during the six month period ended June 30, 2006 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non vested at January 1, 2006	2,435,861	$1.00
Granted	140,000	$1.83
Vested	(465,671)	$0.97
Forfeited	(127,895)	$0.94
Non vested at March 31, 2006	1,982,295	$1.06
Granted	--	$0.00
Vested	(371,136)	$1.09
Forfeited	(34,358)	$0.94
Non vested at June 30, 2006	1,576,801	$1.07

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

	Balance at December 31, 2005	Cash Payments	Balance at June 30, 2006
Restructuring
One-time termination benefits	$185,000	(181,000)	$4,000
Contract termination costs	141,000	(13,000)	128,000
Restructuring total	$326,000	(194,000)	$132,000

Provision for loss contracts	$419,000	(306,000)	$113,000

6. Long Term Debt

The Company’s senior credit facility with Bank of America, N.A., which is secured by substantially all of the Company’s tangible assets, provides financing up to $15,000,000 through a revolving credit line.

The Company amended the facility on May 4, 2006. Under the amendment, the maturity of the facility was extended from April 1, 2007 to October 1, 2007. The amendment also reset the “Fixed Charge Coverage Ratio” and redefined “EBITDA” to exclude non-cash stock-based compensation expense. Minimum EBITDA targets for periods ending June 30, 2006 through December 31, 2006 remain:

Period	Minimum EBITDA

Last four fiscal quarters ending June 30, 2006	3,580,000
Last four fiscal quarters ending September 30, 2006	3,960,000
Last four fiscal quarters ending December 31, 2006	4,450,000

At June 30, 2006, the Company had $10,227,000 of debt outstanding under the senior credit facility and was in compliance with all covenants included in the facility. In addition, based on the borrowing base calculation, the Company had available an additional $3,117,000 under the revolving line of credit.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Stockholders’ Equity

Common Stock

During the three months ended June 30, 2006, the Company issued 38,333 shares of stock at $1.51 to former employees in satisfaction of termination commitments. This issuance resulted in a charge of $73,000 which has been included in the statement of operations for the quarter ended June 30, 2006.

Warrants

On May 17, 2006, the Company’s board of directors voted to extend the expiration date of certain warrants previously issued to an executive. The original expiration date of June 25, 2006 was extended to June 25, 2007 in consideration of the executive’s contribution to the Company’s performance. This resulted in a charge of $57,000 which has been included in general and administrative expenses for the three months ended June 30, 2006.

The following table summarizes the Company’s activity as it relates to warrants:

Shares Underlying Warrants

Balance outstanding at December 31, 2005	3,069,514
Granted	100,000
Exercised	(112,911)
Expired	(12,000)
Balance outstanding at March 31, 2006	3,044,603
Exercised	(30,000)
Expired	(110,000)
Balance outstanding at June 30, 2006	2,904,603

At June 30, 2006, all outstanding warrants were exercisable at a weighted average exercise price of $2.79 per share.

Series A Convertible Preferred Stock

During the three months ended June 30, 2006, 10,293 shares of Series A Convertible Preferred Stock, and $43,618 in dividends accrued on such stock, were converted into an aggregate of 116,771 shares of common stock.

As of June 30, 2006, 559,960 shares of Series A Convertible Preferred Stock were issued and outstanding. Each share of Series A Convertible Preferred Stock converts into 10 shares of common stock. Each share of Series A Convertible Preferred Stock also accrues dividends at the rate of 8% per year on $25.00 per share, the original sale price. The Company accrued dividends of $283,000 for the three months ended June 30, 2006.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Stockholders’ Equity (continued)

As of June 30, 2006, the Company had accrued aggregate dividends of $2,556,000, which at the Company’s option are payable in cash (subject to the consent of the senior secured creditor) or common stock valued at market price. If such dividends were paid in common stock at $3.13, the closing price of the common stock on June 30, 2006, the Company would be required to issue approximately 817,000 additional shares of common stock.

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

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Commitments and Contingencies (continued)

Significant Customers

As of June 30, 2006, one customer represented 19% of the Company’s accounts receivable. As of June 30, 2005, two customers represented 19% and 11% of the total accounts receivable.

For the three months ended June 30, 2006, one customer accounted for 11% of the Company’s revenue. For the three months ended June 30, 2005, one customer accounted for 12% of the Company’s revenue.

For the six months ended June 30, 2006, one customer accounted for 11% of the Company’s revenue. For the six months ended June 30, 2005, one customer accounted for 12% of the Company’s revenue.

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

At June 30, 2006, the Company’s estimated loss reserve for cost and settlement of reported claims predating GHIC was $1,234,000, which is included in other current liabilities on the condensed consolidated balance sheet. The Company also maintains a reserve for incurred but not reported losses and loss adjustment expense predating or otherwise not assumed by GHIC. At June 30, 2006, this reserve was $2,000,000, which is included in other long-term liabilities on the condensed consolidated balance sheet.

During the three months ended June 30, 2006, GHIC increased its reserves for reported claims and incurred but not reported losses and loss adjustment expense by $316,000 to $2,495,000, which is included in other current liabilities on the condensed consolidated balance sheet.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Regulation S-X. In our opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments necessary to present fairly our financial position as of June 30, 2006 and the results of the operations and cash flows for the three and six months ended June 30, 2006. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the covered periods. We base our estimates and judgments on our historical experience and on various other factors that we believe are reasonable under the circumstances. We evaluate our estimates and judgments, including those related to revenue recognition, bad debts, and goodwill and other intangible assets on an ongoing basis. Notwithstanding these efforts, there can be no assurance that actual results will not differ from the respective amount of those estimates.

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

We believe our services improve the health status of employees and mitigate the upward cost trend experienced by employers, employees, and government agencies with respect to health and wellness costs. By proactively managing the healthcare needs of our clients’ employees and their families, we believe our programs improve health, increase productivity, reduce absenteeism, reduce the need for future critical care, and manage overall costs. We also believe the breadth of our services allows our clients the flexibility to meet each of the following needs in a cost-effective and professional manner: pharmacy; primary care; occupational health; corporate health; wellness; lifestyle management; and disease management.

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

As of June 30, 2006, we were providing services to clients that include large financial institutions, consumer products manufacturers, health plans, integrated delivery networks, automotive and automotive parts manufacturers, and diversified industrial companies. For 94 of these clients, we operated 201 on-site facilities in 32 states, providing a variety of health management programs. Our client retention rate is high due to strong client relationships that are supported by the critical nature of our services, the benefits achieved by employer and employee constituents, and the utilization of multi-year service contracts.

Critical Accounting Policies

A summary of significant accounting policies is disclosed in Note 2 to the consolidated financial statements included in our 2005 Annual Report. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2005 Annual Report.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. Under this method, compensation cost during 2006 included the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the revised provisions of SFAS 123R. Prior to adoption of SFAS 123R, we accounted for stock based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” In accordance with APB Opinion No. 25, no stock-based compensation cost was reflected in prior year net loss for grants of stock options to employees because we granted stock options with an exercise price equal to the market value of the stock on the date of grant.

As of June 30, 2006, there was $1,497,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.89 years.

Other than the adoption of SFAS 123R, there have been no changes in the nature of our critical accounting policies or the application of those policies since December 31, 2005.

Key Financial Trends and Analytical Points

Milestones. During the quarter ended June 30, 2006, we:

•	reported net revenue of $30,042,000, an increase of 6.4%, from $28,239,000 for the quarter ended June 30, 2005;

•	generated $503,000 of operating income as compared to last year’s operating loss of $(16,298,000) for the comparable period;

•
increased our earnings before interest, taxes, depreciation and amortization, or EBITDA, to $1,331,000 from $(16,807,000) for last year’s first quarter (2006 EBITDA includes $271,000 of share-based compensation);

•	reduced our net loss applicable to common shareholders to $(42,000) in the second quarter of 2006 from $(17,325,000) for the second quarter of 2005; and

•	recognized general and administrative expense of $271,000 for SFAS 123R stock-based compensation during this quarter.

In managing our business, we make use of EBITDA, which is a non-GAAP financial measure. We believe that EBITDA is a reliable and useful performance indicator for measuring the growth of our core operations. It also allows us to monitor the trend in our core operations. Our results of operations for the three and six months ended June 30, 2006 and 2005 and reconciliation of net income to EBITDA for those periods follows (in thousands):

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

Revenue	$30,042	$28,239	$60,567	$55,704
Total costs and expenses	29,539	44,537	59,833	72,243
Operating income (loss)	503	(16,298)	734	(16,539)
Other expenses	172	257	342	429
Income before taxes	331	(16,555)	392	(16,968)
Provision for taxes	90	252	180	259
Net income (loss)	$241	$(16,807)	$212	$(17,227)

Reconciliation of net income to EBITDA
Net income (loss)	241	(16,807)	212	(17,227)
Add: Depreciation and amortization	885	996	1,800	2,093
Add: Provision for income taxes	90	252	180	259
Add: Interest	115	177	229	304
EBITDA	$1,331	$(15,382)	$2,421	$(14,571)

Working Capital. We rely on our senior credit facility to meet our working capital needs. At June 30, 2006, we had $3,117,000 available under our credit facility and a working capital surplus of $1,364,000. Our working capital deficit at December 31, 2005 was $3,067,000. During the six months ended June 30, 2006, we increased the outstanding balance under our credit facility by $1,578,000, from $8,649,000 at December 31, 2005 to $10,227,000 at June 30, 2006.

Results of Operations

Three Months ended June 30, 2006 Compared to Three Months ended June 30, 2005

Revenue for the three months ended June 30, 2006 was $30,042,000, an increase of $1,803,000, or 6.4%, from $28,239,000 for the three months ended June 30, 2005. Our sites under management have increased from 183 as of June 30, 2005 to 201 as of June 30, 2006.

Operating expenses, which represent our direct costs of servicing our clients, amounted to $22,785,000 for the three months ended June 30, 2006, an increase of $930,000, or 4.3%, from $21,855,000 for the three months ended June 30, 2005. This increase is primarily attributable to expenses associated with revenue growth quarter over quarter. Operating expenses as a percentage of revenue improved to 75.8% for the second quarter of 2006 from 77.4% for the second quarter of 2005.

General and administrative expenses, which represent our corporate costs, decreased by $415,000 to $5,926,000 for the three months ended June 30, 2006 from $6,341,000 for the three months ended June 30, 2005. Our general and administrative expenses as a percentage of revenue decreased from 22.5% to 19.7% for the three months ended June 30, 2005 and 2006, respectively. The implementation of SFAS 123R resulted in additional general and administrative expenses of $271,000 or 0.9% of revenue for the three months ended June 30, 2006. Other contributing factors to the decrease were reductions in consulting expenses and legal fees.

During the second quarter of 2005, we completed an in-depth analysis of our business structure and product development efforts and determined that certain products and services that we offered were no longer essential to our core business. Consequently, we impaired goodwill and long-lived assets by $12,470,000, primarily related to goodwill and capitalized software development costs. We also recorded $2,116,000 as a provision for loss contracts related to customer contracts that we determined would continue to be unprofitable. In the third quarter of 2005 we reversed $1,453,000 of this provision. In addition, we also recorded $839,000 of restructuring charges. There were no charges of this nature recorded in the second quarter of 2006.

Depreciation and amortization expenses were $828,000 for the three months ended June 30, 2006, a decrease of $88,000 as compared to $916,000 for the three months ended June 30, 2005. During the second quarter of 2005, we amortized software development costs, which were subsequently impaired in our restructuring activities during the second quarter of 2005. The remaining difference is due to fully depreciated or amortized assets.

Interest expense for the three months ended June 30, 2006 was $115,000, representing a decrease of $62,000, from $177,000 for the three months ended June 30, 2005. Interest expense primarily includes interest payable under our senior secured credit facility. Our weighted average balance outstanding during the three months ended June 30, 2006, was $7,666,000 as compared to $8,828,000 for the comparable period in 2005.

Amortization of financing costs for the three months ended June 30, 2006 was $57,000, representing a decrease of $23,000 from $80,000 for the three months ended June 30, 2005. The decrease is due to financing costs which were being amortized during 2005 being fully amortized during the second quarter of 2006.

The provision for income taxes was $90,000 for the three months ended June 30, 2006, a $162,000 decrease from $252,000 for the three months ended June 30, 2005.

For the three months ended June 30, 2006, our net income was $241,000, as compared to a net loss of $16,807,000 for the three months ended June 30, 2005. Excluding the impact of $15,425,000 of restructuring-related charges in the second quarter of 2005, our net loss was $1,382,000. Our improvement is primarily attributed to our focus on managing general and administrative expenses and our improvement in cash and tax positions.

Six Months ended June 30, 2006 Compared to Six Months ended June 30, 2005

Revenue for the six months ended June 30, 2006 was $60,567,000, an increase of $4,863,000, or 8.7%, from $55,704,000 for the six months ended June 30, 2005. We have added 18 net new sites under management subsequent to June 30, 2005.

Operating expenses, which represent our direct costs of servicing our clients, amounted to $46,228,000 for the six months ended June 30, 2006, an increase of $3,222,000, or 7.5%, from $43,006,000 for the six months ended June 30, 2005. This increase is attributable to expenses associated with revenue growth quarter over quarter. Operating expenses as a percentage of revenue improved to 76.3% for the second quarter of 2006 from 77.2% for the second quarter of 2005.

General and administrative expenses, which represent our corporate costs, increased by $74,000 to $11,918,000 for the six months ended June 30, 2006 from $11,844,000 for the six months ended June 30, 2005. Our general and administrative expenses as a percentage of revenue decreased from 21.3% to 19.7% for the six months ended June 30, 2005 and 2006, respectively. The implementation of SFAS 123R resulted in additional general and administrative expenses of $556,000, or 0.9% of revenue, in 2006.

During the second quarter of 2005, we completed an in-depth analysis of our business structure and product development efforts and determined that certain products and services we offered were no longer essential to our core business. Consequently, we impaired goodwill and long-lived assets by $12,470,000, primarily related to goodwill and capitalized software development costs. We also recorded $2,116,000 as a provision for loss contracts related to customer contracts that we determined would continue to be unprofitable. In the third quarter of 2005 we reversed $1,453,000 of this provision. In addition, we also recorded $839,000 of restructuring charges. There were no charges of this nature recorded in the second quarter of 2006.

Depreciation and amortization expenses were $1,687,000 for the six months ended June 30, 2006, a decrease of $281,000 as compared to $1,968,000 for the six months ended June 30, 2005. In 2005, we amortized software development costs, which were subsequently impaired in our restructuring activities during the second quarter of 2005. The remaining difference is due to fully depreciated or amortized assets.

Interest expense for the six months ended June 30, 2006 was $229,000, representing a decrease of $75,000, from $304,000 for the six months ended June 30, 2005. Interest expense primarily includes interest payable under our senior secured credit facility. Our weighted average balance outstanding during the six months ended June 30, 2006, was $7,489,000 as compared to $8,451,000 for the comparable period in 2005.

Amortization of financing costs for the six months ended June 30, 2006 was $113,000, representing a decrease of $12,000 from $125,000 for the six months ended June 30, 2005.

The provision for income taxes was $180,000 for the six months ended June 30, 2006, a $79,000 decrease from $259,000 for the six months ended June 30, 2005.

For the six months ended June 30, 2006, our net income was $212,000, as compared to a net loss of $17,227,000 for the six months ended June 30, 2005. Excluding the impact of $15,425,000 of restructuring-related charges in the second quarter of 2005, our net loss was $1,802,000. Our improvement is primarily attributable to additional site locations, as well as reductions in general and administrative expenses.

Liquidity and Capital Resources

Operating Activities

Cash used in operating activities during the six months ended June 30, 2006 was $174,000 consisting of the following factors:

(1)  Our net income was $212,000, which included non-cash charges of $556,000 for stock-based compensation, $1,800,000 of non-cash depreciation and amortization and $174,000 for other non-cash charges.

(2) Our accounts receivable and other current assets balances increased by $1,153,000 reflecting continued growth in pharmaceutical purchases, revenue, and prepaid insurance related to Green Hills Insurance Company, our Risk Retention Group.

(3) Our liabilities (which include accounts payable, accrued payroll and benefits, accrued restructuring charges, accrued loss on contracts and other current and long term liabilities) decreased by $1,763,000.

Investing Activities

Net cash used in investing activities was $717,000 for the six months ended June 30, 2006, which consists primarily of capital expenditures on technology upgrades.

Financing Activities

Net cash provided by financing activities was $1,935,000 for the six months ended June 30, 2006, driven primarily by additional draws of $1,762,000 under our senior secured credit facility and cash received upon stock option exercises of $120,000. We used these funds to finance our working capital requirements (which increased due to additional revenue, expenses and accounts receivable generated from increases in same-site operations, as well as the addition of new facilities during the quarter), capital expenditures and software development expenses.

Our senior secured credit facility provides financing up to the lesser of $15,000,000 or the credit facility base calculation, in each case less outstanding letters of credit. We amended the facility on May 4, 2006. The amendment (1) extended that maturity date of the facility from April 1, 2007 to October 1, 2007, (3) re-set the “Fixed Charge Coverage Ratio” covenant, and (3) redefined “EBITDA” to exclude non-cash stock-based compensation expense. Minimum EBITDA requirements for periods ending June 30, 2006 through December 31, 2006 are as follows:

Period	Minimum EBITDA

Last four fiscal quarters ending June 30, 2006	3,580,000
Last four fiscal quarters ending September 30, 2006	3,960,000
Last four fiscal quarters ending December 31, 2006	4,450,000

As of June 30, 2006, we were in compliance with our credit facility covenants. As of June 30, 2006, $10,227,000 was outstanding under the credit facility, which was classified as long-term, and $1,000,000 was outstanding under a letter of credit. We had $3,117,000 available under the credit facility at June 30, 2006.

Our ratio of current assets to current liabilities (excluding dividends payable on Series A Convertible Preferred Stock in shares of common stock) was 1.19 at June 30, 2006, as compared to 1.00 at December 31, 2005. We believe that this ratio demonstrates adequate financial liquidity and we believe that availability under our credit facility and our cash and cash equivalents of $6,430,000 at June 30, 2006 (which includes approximately $6,153,000 held at Green Hills Insurance Company) will be sufficient to meet our anticipated cash needs for the next 12 months.

Future Capital Requirements

Our primary future cash needs will be to fund working capital and pay for anticipated capital expenditures. We had capital expenditures totaling $713,000 during the six months ended June 30, 2006 and anticipate similar capital expenditures throughout the remainder of 2006.

We cannot, however, provide assurances that our actual cash requirements will not be greater than we currently anticipate. We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies which would most likely affect our liquidity requirements or cause us to issue additional equity or debt securities.

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

The following table summarizes our significant contractual obligations at June 30, 2006, and the effect such obligations are expected to have on our liquidity and cash in future periods:

	Payments due by period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$5,347,000	$1,158,000	$2,648,000	$1,540,000	$1,000
Less: Amounts reimbursed by clients	691,000	411,000	252,000	28,000	--
	$4,656,000	$747,000	$2,396,000	$1,512,000	$1,000

From time to time, we enter into operating leases for offices and equipment leases on behalf of our clients in order to facilitate the delivery of our services at client locations. In such cases, our clients agree to reimburse us for the expenses incurred related to these operating leases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2006, we did not own any derivative instruments, but we were exposed to market risks, primarily due to changes in U.S. interest rates. Our credit facility bears a variable interest rate, and accordingly, the fair market value of the debt is sensitive to changes in interest rates.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2006, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

There were no changes that occurred during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Certain of our subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our overall consolidated financial position, results of operations or liquidity.

Item 1A.  Risk Factors

There were no material changes during the quarter ended June 30, 2006 from the risk factors as previously disclosed in our 2005 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Securities

On April 17, 2006, a former employee exercised warrants to purchase an aggregate of 16,800 shares of our common stock at an exercise price of $2.50 per share. In lieu of paying the exercise price in cash, the former employee used the warrants’ cashless exercise feature, such that the former employee received 3,944 shares of our common stock and surrendered to us for cancellation 12,856 shares of our common stock. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”).

On May 4, 2006, a former employee exercised warrants to purchase an aggregate of 13,200 shares of our common stock at an exercise price of $2.50 per share. In lieu of paying the exercise price in cash, the former employee used the warrants’ cashless exercise feature, such that the former employee received 2,835 shares of our common stock and surrendered to us for cancellation 10,365 shares of our common stock. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act.

On April 20 and 27 and June 6, 2006, as part of a conversion of the Series A Convertible Preferred Stock, we issued an aggregate of 13,840 shares of our common stock to four investors in payment of accrued dividends on shares of our Series A Convertible Preferred Stock. The shares issued upon conversion, including the shares representing payment of the dividends, were exempt from registration under Section 3(a)(9) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

We held an annual meeting of stockholders in Philadelphia, Pennsylvania on May 17, 2006 to elect directors and ratify the selection of Goldstein Golub Kessler LLP as I-trax’s independent auditors for the fiscal year ending December 31, 2006. Of the 41,970,916 shares eligible to vote at the meeting, which includes shares of common stock and shares of common stock issuable upon conversion of shares of Series A Convertible Preferred Stock, 34,236,077 shares were present or represented by proxy at the meeting.

The vote of the holders of common stock issued or issuable upon conversion of outstanding shares of Series A Convertible Preferred Stock for election of our directors for a term of one year expiring on the date of the 2007 annual meeting of stockholders was as follows:

	For	Withheld

Haywood D. Cochrane, Jr.	33,617,983	618,094
Philip D. Green	33,283,844	952,233
Gail F. Lieberman	34,181,489	54,588
Frank A. Martin	33,631,207	604,870
Gerald D. Mintz	34,195,089	40,988
Dr. David Nash	33,219,034	1,017,043
Jack A. Smith	34,182,389	53,688
R. Dixon Thayer	33,632,107	603,970

The ratification of Goldstein Golub Kessler LP as I-trax’s independent auditors for the fiscal year ending December 31, 2006 was as follows:

For	Against	Withheld

34,202,955	22,426	10,696

Item 5.  Other Information

None.

Item 6. Exhibits

Number	Exhibit Title

15	Awareness letter of Goldstein, Golub Kessler LLP regarding unaudited interim financial information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-TRAX, INC.

Date: August 14, 2006	By: /s/ R. Dixon Thayer
R. Dixon Thayer, Chief Executive
Officer

Date: August 14, 2006	By: /s/ David R. Bock
David R. Bock, Executive Vice
President and Chief Financial Officer