Form 10-Q
period 2006-09-30
I TRAX INC
filed 2006-11-14
CIK 1110189

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

As of November 9, 2006, there were 36,503,678 shares of the registrant’s $0.001 par value common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of I-trax, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of I-trax, Inc. (a Delaware corporation) and Subsidiaries as of September 30, 2006, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2006 and 2005 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the company’s management.

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

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

October 19, 2006

I-TRAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

ASSETS
	September 30, 2006 (Unaudited)	December 31, 2005
Current assets
Cash and cash equivalents	$8,909	$5,386
Accounts receivable, net	16,956	15,490
Other current assets	2,126	1,899
Total current assets	27,991	22,775

Property and equipment, net	3,595	4,042
Goodwill	51,620	51,620
Customer list, net	18,529	19,641
Other intangible assets, net	503	864
Other long-term assets	41	41

Total assets	$102,279	$98,983

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$7,584	$8,069
Accrued payroll and benefits	3,909	3,961
Net liabilities of discontinued operations	1,299	1,299
Accrued loss contracts	--	419
Current portion of accrued restructuring charges	129	312
Other current liabilities	12,211	11,782
Total current liabilities	25,132	25,842

Senior secured credit facility	10,425	8,649
Note payable	143	--
Accrued restructuring charges, net of current portion	--	14
Other long-term liabilities	2,308	2,315

Total liabilities	38,008	36,820

Stockholders’ equity
Preferred stock - $.001 par value, 2,000,000 shares authorized, 559,160 and 853,039 issued and outstanding, respectively; Liquidation preference: $13,979,000 and $21,326,000 at September 30, 2006 and December 31, 2005, respectively	1	1
Common stock - $.001 par value, 100,000,000 shares authorized 36,502,979 and 32,818,955 shares issued and outstanding, respectively	36	32
Additional paid in capital	136,553	134,864
Accumulated deficit	(72,319)	(72,734)
Total stockholders’ equity	64,271	62,163

Total liabilities and stockholders’ equity	$102,279	$98,983

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005

Net revenue	$30,495	$28,824	$91,061	$84,528

Costs and expenses
Operating expenses	22,622	21,736	68,849	64,742
Impairment of long-lived assets	--	--	--	12,470
Provision for loss contracts	--	(1,453)	--	663
Restructuring expenses	--	(56)	--	783
General and administrative expenses	6,437	5,519	18,356	17,363
Depreciation and amortization	826	772	2,513	2,740
Total costs and expenses	29,885	26,518	89,718	98,761

Operating income (loss)	610	2,306	1,343	(14,233)

Other expenses
Interest expense	113	95	342	400
Amortization of financing costs	59	57	172	182
Total other expenses	172	152	514	582

Income (loss) before provision for income taxes	438	2,154	829	(14,815)

Provision for (benefit from) income taxes	234	(253)	414	6

Net income (loss)	204	2,407	415	(14,821)

Less preferred stock dividend	(282)	(518)	(902)	(1,561)

Net income (loss) applicable to common stockholders	$(78)	$1,889	$(487)	$(16,382)

Income (loss) per common share
Basic	$(0.00)	$0.06	$(0.01)	$(0.56)
Diluted	$(0.00)	$0.05	$(0.01)	$(0.56)

Weighted average number of shares outstanding
Basic	36,462,797	30,716,890	35,875,461	29,138,509
Diluted	36,462,797	41,244,259	35,875,461	29,138,509

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30
(Unaudited)
(in thousands)

	2006	2005
Operating activities:
Net income (loss)	$415	$(14,821)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment	--	12,470
Accrued loss on contracts	(419)	610
Employee stock purchase	--	34
Options issued below market value	--	25
Depreciation and amortization	2,513	2,740
Loss on disposal of assets	390	--
Modification of warrants	57	--
Stock based compensation	961	--
Issuance of stock below market value	130	--
Issuance of warrants for services	72	11
Amortization of financing costs	172	182
Changes in operating assets and liabilities:
Accounts receivable	(1,466)	(5,059)
Deferred tax asset	--	278
Other current assets	(227)	(518)
Other long term assets	--	20
Accounts payable	(485)	1,616
Accrued payroll and benefits	(52)	52
Accrued restructuring charges	(197)	432
Other current liabilities	642	2,079
Other long term liabilities	(7)	(17)
Net cash provided by operating activities	2,499	134
Investing activities:
Acquisition of intangible assets	(4)	(113)
Purchases of property and equipment	(1,152)	(1,805)
Net cash used in investing activities	(1,156)	(1,918)
Financing activities:
Principal payments on capital leases	--	(9)
Proceeds from stock option exercises	132	--
Proceeds from stock issuance	107	150
Proceeds from note payable	184	--
Principal payments on notes payable	(41)	--
Proceeds from exercise of warrants	22	--
Proceeds from bank credit facility	1,776	1,940
Net cash provided by financing activities	2,180	2,081
Net increase in cash and cash equivalents	3,523	297
Cash and cash equivalents at beginning of period	5,386	3,805
Cash and cash equivalents at end of period	$8,909	$4,102

(Continued on following page.)
The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30
(Unaudited)
(in thousands)

(Continued from previous page.)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$504	$495
Income taxes	$486	$307

Schedule of non-cash investing and financing activities:
Modification of warrants	$57	--
Stock issuance below market value	$130	--
Issuance of warrants for services	$72	$11
Reduction in accrued purchase price	--	$1,346
Preferred stock dividend	$902	$1,561
Conversion of accrued dividends to common stock	$1,115	$93

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

The Company offers health-related services through on-site health centers that deliver primary care, acute care corporate health, occupational health, and pharmacy care management services, as well as integrated disease management, wellness and disability management programs. The Company conducts its services through CHD Meridian Healthcare, LLC, a Delaware limited liability company (“CHD Meridian LLC”), and its subsidiary companies, Continuum I-trax Health Management Solutions, LLC, a Delaware limited liability company (f/k/a I-trax I-trax Health Management Solutions, LLC), and I-trax Health Management Solutions, Inc., a Delaware corporation.

Physician services at the Company’s on-site locations are provided under management agreements with affiliated physician associations, which are organized professional corporations that hire licensed physicians who provide medical services (the “Physician Groups”). The Physician Groups provide all medical aspects of the Company’s on-site services including the development of professional standards, policies, and procedures. The Company provides a wide array of business services to the Physician Groups, including administrative services, support personnel, facilities, marketing, and other non-medical services.

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

Consolidation of the Physician Groups with CHD Meridian LLC, and consequently, the Company, is necessary to present fairly the financial position and results of operations of the Company. Control of the Physician Groups is perpetual and other than temporary because of the nominee shareholder model and the management agreements between the entities. The net tangible assets of the Physician Groups were not material at September 30, 2006 or December 31, 2005.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this new standard.

The Company records pass-through pharmaceutical purchases on a net basis in compliance with EITF Issue No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent.” The amounts of pass-through pharmaceuticals purchased by the Company for the three months ended September 30, 2006 and 2005 were $37,888,000 and $32,936,000, respectively, and for the nine months ended September 30, 2006 and 2005 were $113,113,000 and $93,700,000, respectively.

3. Earnings/Loss Per Share

The Company presents both basic and diluted earnings/loss per share on the face of the condensed consolidated statement of operations. As provided by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” basic earnings/loss per share is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted earnings/loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock. Diluted earnings/loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, restricted stock and convertible preferred stock. For the three and nine months ended September 30, 2006, the Company had 12,714,303 shares (a) issuable upon exercise or conversion of options, warrants, and convertible preferred stock and (b) subject to restricted stock grants, which were considered anti-dilutive and thus excluded from the fully-diluted share calculation. Additionally, as of September 30, 2005, the Company had 17,921,000 shares issuable upon exercise or conversion of options, warrants and convertible preferred stock, which were considered anti-dilutive and thus not considered in the fully-diluted share calculation.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Earnings/Loss Per Share (continued)

For the quarter ended September 30, 2005, 7,185,000 shares issuable upon exercise or conversion of options, warrants, and convertible preferred stock were excluded from the diluted earnings per share computation because their effect was anti-dilutive.

4. Share-Based Compensation

The Company has two equity compensation plans for employees, non-employee directors and certain consultants. The plans authorize the granting of stock-based awards consistent with the purpose of the plans (see Note 13 to the Company’s consolidated financial statements included in the 2005 Annual Report). The number of shares authorized for issuance under the Company’s plans as of September 30, 2006 totaled 4,800,000, of which 459,231 shares were available for issuance. Stock option awards granted under these plans are typically issued with an exercise price equal to the market price of the Company’s stock at the date of grant. The awards generally vest over a period of three years with respect to grants made to employees and consultants and over a period of two years with respect to grants made to directors. The awards typically expire ten years from the date of grant.

In the past, the Company had also granted stock options outside of the equity compensation plans. As of September 30, 2006, 163,000 non-plan options were outstanding. Non-plan options have terms similar to options granted pursuant to the equity compensation plans, including exercise price, vesting and exercise terms.

On August 9, 2006, in conjunction with its long-term incentive plan the Company granted options to acquire 947,300 shares of common stock to certain employees with an exercise price of $3.09 per share, which approximated the market value at the date of grant, and vests over a three year period.

On August 9, 2006, in conjunction with its long-term incentive plan the Company granted 104,630 shares of restricted stock to certain employees. The restricted shares were valued at $3.09 per share, which approximated the market value at the date of grant, and vest over a three year period.

Prior to January 1, 2006, the Company accounted for stock based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” In accordance with APB Opinion No. 25, no stock-based compensation cost was reflected in the Company’s prior year net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the market value of the stock at the date of grant.

Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS Nos. 123 and 148, the Company’s consolidated net loss and net loss per share would have been reduced to the pro-forma amounts illustrated as follows:

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Share-Based Compensation (continued)

	For the three months ended September 30, 2005	For the nine months ended September 30, 2005

Net income/(loss) as reported	$2,407,000	$(14,821,000)

Deduct total stock-based employee compensation expense determined under fair value based methods for all awards	(323,000)	(976,000)

Pro forma net income/(loss)	$2,084,000	$(15,797,000)

Net income/(loss) per common share as reported
Basic	$0.06	$(0.56)
Diluted	$0.05	$(0.56)

Pro forma net income/(loss) per common share
Basic	$0.05	$(0.60)
Diluted	$0.04	$(0.60)

Before adoption of SFAS No. 123R, pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	0.00%
Expected volatility	94.44%
Risk-free interest rate	3.99%
Expected life	5 years

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. Under this method, compensation cost in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

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

During the three months ended September 30, 2006, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	0.00%
Expected volatility	75.41%
Risk-free interest rate	4.45%
Expected life	6 years

For the three and nine months ended September 30, 2006, the adoption of SFAS No. 123R decreased the Company’s reported operating income and net income by $405,000 and $961,000, respectively. The expense is classified as general and administrative expense on the condensed consolidated statement of operations.

A summary of the Company’s stock option activity as of September 30, 2006, and changes during the nine-month period ended September 30, 2006 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
December 31, 2005	3,673,065	$1.72	1,237,203	$2.21
Exercised	(146,102)	$0.90
Granted	1,087,300	$3.03
Forfeited	(287,163)	$2.23
Expired	(18,000)	$7.67
September 30, 2006	4,309,100	$2.02	2,078,268	$1.80

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Share-Based Compensation (continued)

The weighted average remaining contractual term of options outstanding and exercisable at September 30, 2006, was 8.34 years and 7.52 years, respectively. The aggregate intrinsic value of options outstanding and exercisable at September 30, 2006, was $3,928,000 and $2,358,000, respectively, based on a closing stock price of $2.81 per share on September 29, 2006. The total intrinsic value of options exercised for the three and nine months ended September 30, 2006, was $13,000 and $356,000, respectively. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2006, was $1.86 per share.

As of September 30, 2006, there was $3,126,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.55 years. The total fair value of shares vested during the three and nine month periods ended September 30, 2006 was $290,000 and $1,117,000, respectively.

Information regarding options outstanding at September 30, 2006 was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00-$2.00	2,802,627	8.24	$1.42	1,665,156	$1.40
$2.01-$4.00	1,435,163	8.70	$3.01	344,528	$2.92
$4.01-$6.00	44,610	5.40	$4.72	41,884	$4.74
$6.01-$8.00	16,100	5.29	$6.19	16,100	$6.19
$8.01-$10.00	10,600	4.35	$10.00	10,600	$10.00
	4,309,100	8.34	$2.02	2,078,268	$1.80

A summary of the Company’s non-vested shares as of September 30, 2006, and changes during the nine month period ended September 30, 2006 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2006	2,435,862	$1.00
Granted	1,087,300	$1.86
Vested	(1,103,826)	$1.01
Forfeited	(188,504)	$0.98
Non-vested at September 30, 2006	2,230,832	$1.41

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.  Restructuring and Related Activities

During 2005, the Company completed an analysis of its structure and product development efforts. This analysis led to the conclusion that certain products and services offered by the Company were no longer essential to its integrated business model. The Company then implemented a restructuring of its operations and related activities, which was substantially completed as of June 30, 2005. A summary of the activity and balances of the restructuring and provision for loss contract reserve accounts was as follows:

	Balance at December 31, 2005	Cash Payments	Balance at September 30, 2006
Restructuring
One-time termination benefits	$185,000	(181,000)	$4,000
Contract termination costs	141,000	(16,000)	125,000
Restructuring total	$326,000	(197,000)	$129,000

Provision for loss contracts	$419,000	(419,000)	$--

6.  Long Term Debt

The Company’s senior credit facility with Bank of America, N.A., which is secured by substantially all of the Company’s tangible assets, provides financing up to $15,000,000 through a revolving credit line.

The Company amended the facility on May 4, 2006 (effective June 30, 2006). Under the amendment, the maturity of the facility was extended from April 1, 2007 to October 1, 2007. The amendment also reset the “Fixed Charge Coverage Ratio” and redefined “EBITDA” to exclude non-cash stock-based compensation expense. Minimum EBITDA targets for periods ending September 30, 2006 through December 31, 2006 remain:

Period	Minimum EBITDA

Last four fiscal quarters ending September 30, 2006	$3,960,000
Last four fiscal quarters ending December 31, 2006	$4,450,000

At September 30, 2006, the Company had $10,425,000 of debt outstanding under the senior credit facility and was in compliance with all covenants included in the facility. In addition, based on the borrowing base calculation, the Company had available an additional $2,918,000 under the revolving line of credit.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.  Stockholders’ Equity

Common Stock

During the three months ended September 30, 2006, the Company issued 32,500 shares of stock at $1.51 to former employees in satisfaction of a binding commitment. This issuance resulted in a charge of $59,000 which has been included in the statement of operations for the quarter ended September 30, 2006.

Warrants

The following table summarizes the Company’s activity as it relates to warrants:

Shares Underlying Warrants

Balance outstanding at December 31, 2005	3,069,514
Granted	100,000
Exercised	(197,911)
Expired	(158,000)
Balance outstanding at September 30, 2006	2,813,603

At September 30, 2006, all outstanding warrants were exercisable at a weighted average exercise price of $2.81 per share.

Series A Convertible Preferred Stock

During the three months ended September 30, 2006, 800 shares of Series A Convertible Preferred Stock, and $3,726 in dividends accrued on such stock, were converted into an aggregate of 9,160 shares of common stock.

As of September 30, 2006, 559,160 shares of Series A Convertible Preferred Stock were issued and outstanding. Each share of Series A Convertible Preferred Stock converts into 10 shares of common stock. Each share of Series A Convertible Preferred Stock also accrues dividends at the rate of 8% per year on $25.00 per share, the original sale price. The Company accrued dividends of $282,000 for the three months ended September 30, 2006, which are included in other current liabilities.

As of September 30, 2006, the Company had accrued aggregate dividends of $2,834,000, which at the Company’s option are payable in cash (subject to the consent of the Company’s senior secured creditor) or common stock valued at market price. If such dividends were paid in common stock at $2.81, the closing price of the common stock on September 29, 2006, the Company would be required to issue approximately 1,009,000 additional shares of common stock.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Commitments and Contingencies

Litigation

The Company is involved in ordinary routine litigation and disputes on a variety of matters incidental to the Company’s business. After reasonable diligence, the Company’s management believes that the estimated losses of the Company from such legal disputes have been adequately provided for in other current and other long-term liabilities to the extent probable and reasonably estimable and management expects these disputes will be resolved without a material adverse effect on the Company’s consolidated financial position or results of operations. Nonetheless, it is possible that the Company’s future results of operations for any particular quarterly or annual period may be materially affected by changes in the status of such legal disputes.

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

Significant Customers

As of September 30, 2006 and September 30, 2005, one customer represented 27% and 16%, respectively, of the Company’s accounts receivable as reflected on the consolidated balance sheet.

For the three and nine months ended September 30, 2006, one customer accounted for 12% and 11%, respectively, of the Company’s revenue. For the three and nine months ended September 30, 2005, one customer accounted for 12% of the Company’s revenue.

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

At September 30, 2006, the Company’s estimated loss reserve for cost and settlement of reported claims predating GHIC was $779,000, which is included in other current liabilities on the condensed consolidated balance sheet. The Company also maintains a reserve for incurred but not reported losses and loss adjustment expense predating or otherwise not assumed by GHIC. At September 30, 2006, this reserve was $2,000,000, representing the Company’s self-insured retention amounts with respect to such claims, which is included in other long-term liabilities on the condensed consolidated balance sheet.

During the three months ended September 30, 2006, GHIC increased its reserves for reported claims and incurred but not reported losses and loss adjustment expense by $467,000 to $2,932,000, which is included in other current liabilities on the condensed consolidated balance sheet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of I-trax, Inc. and its subsidiaries should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing on the preceding pages as well as our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Annual Report”).

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Regulation S-X. In our opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments necessary to present fairly our financial position as of September 30, 2006 and the results of the operations and cash flows for the three and nine months ended September 30, 2006. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the covered periods. We base our estimates and judgments on our historical experience and on various other factors that we believe are reasonable under the circumstances. We evaluate our estimates and judgments, including those related to revenue recognition, bad debts, and goodwill and other intangible assets on an ongoing basis. Notwithstanding these efforts, there can be no assurance that actual results will not differ from the respective amount of those estimates.

Business Overview

I-trax is an integrated health and productivity management company formed by the merger on March 19, 2004 of I-trax, Inc. and Meridian Occupational Healthcare Associates, Inc., which did business as CHD Meridian Healthcare. We offer a range of health and productivity-related services to large, self-insured employers. Our services can be integrated or blended as necessary or appropriate based on each client’s needs. The services include on-site health centers, which deliver primary care, acute care corporate health, occupational health, and pharmacy care management services, as well as integrated disease management, wellness, and disability management programs. We believe we are the nation’s largest provider of on-site healthcare on an outsourced basis.

We believe our services improve the health of our customers’ employees and mitigate the upward cost trend experienced by employers, employees, and government agencies with respect to health and wellness costs. By proactively managing the healthcare needs of our clients’ employees and their families, we believe our programs improve health, increase productivity, reduce absenteeism, reduce the need for future critical care, and manage overall costs. We also believe the breadth of our services allows our clients the flexibility to meet each of the following needs in a cost-effective and professional manner: pharmacy; primary care; occupational health; corporate health; wellness; lifestyle management; and disease management.

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

As of September 30, 2006, we were providing services to clients that include large financial institutions, consumer products manufacturers, health plans, integrated delivery networks, automotive and automotive parts manufacturers, and diversified industrial companies. For 97 of these clients, we operated 211 on-site facilities in 34 states, providing a variety of health management programs. Our client retention rate is high due to strong relationships with our clients that are supported by the critical nature of our services, the benefits achieved by employer and employee constituents, and the utilization of multi-year service contracts.

Critical Accounting Policies

A summary of significant accounting policies is disclosed in Note 2 to the consolidated financial statements included in our 2005 Annual Report. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2005 Annual Report.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. Under this method, compensation cost during 2006 included the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as, of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the revised provisions of SFAS 123R. Prior to adopting SFAS 123R, we accounted for stock based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, the disclosure-only provisions of SFAS No. 123, and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” In accordance with APB Opinion No. 25, no stock-based compensation cost was reflected in prior year net loss for grants of stock options to employees because we granted stock options with an exercise price equal to the market value of the stock on the date of grant.

As of September 30, 2006, there was $3,126,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.55 years.

Other than the adoption of SFAS 123R, there have been no changes in the nature of our critical accounting policies or the application of those policies since December 31, 2005.

Key Financial Trends and Analytical Points

Milestones. During the quarter ended September 30, 2006, we:

•
Implemented ten new sites bringing total sites under management to 211. Site openings were weighted towards the end of the quarter, which reduced the impact of such openings on third quarter net revenue;

•	Reported net revenue of $30,495,000, an increase of 5.8%, from $28,824,000 for the quarter ended September 30, 2005;

•
Reported a net income notwithstanding the impact of $405,000 of share based compensation, $390,000 of loss on the disposal of certain fixed assets, and approximately $198,000 spent on compliance efforts under Section 404 of the Sarbanes-Oxley Act of 2002; and

•	Showed continued improvement in operating expenses as a percentage of revenue.

Earnings before interest, taxes, depreciation and amortization. In managing our business, we make use of EBITDA, which is a non-GAAP financial measure. We believe that EBITDA is a reliable and useful performance indicator for measuring the growth of our core operations. It also allows us to monitor the trend in our core operations. Our results of operations for the three and nine months ended September 30, 2006 and 2005 and reconciliation of net income to EBITDA for those periods follows (dollars in thousands):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Revenue	$30,495	$28,824	$91,061	$84,528
Total costs and expenses	29,885	26,518	89,718	98,761
Operating income (loss)	610	2,306	1,343	(14,233)
Other expenses	172	152	514	582
Income before taxes	438	2,154	829	(14,815)
Provision for taxes	234	(253)	414	6
Net income (loss)	$204	$2,407	$415	$(14,821)

Reconciliation of net income to EBITDA
Net income (loss)	$204	$2,407	$415	$(14,821)
Add: Depreciation and amortization	885	829	2,685	2,922
Add: Provision for income taxes	234	(253)	414	6
Add: Interest	113	95	342	400
EBITDA	$1,436	$3,078	$3,856	$(11,493)

Working Capital. We rely on our senior credit facility to meet our working capital needs. At September 30, 2006, we had $2,918,000 available under our credit facility and a working capital surplus of $2,859,000. Our working capital deficit at December 31, 2005 was $3,067,000. During the nine months ended September 30, 2006, we increased the outstanding balance under our credit facility by $1,776,000, from $8,649,000 at December 31, 2005 to $10,425,000 at September 30, 2006.

Results of Operations

Three Months ended September 30, 2006 Compared to Three Months ended September 30, 2005

Revenue for the three months ended September 30, 2006 was $30,495,000, an increase of $1,671,000, or 5.8%, from $28,824,000 for the three months ended September 30, 2005. Our sites under management have increased from 185 as of September 30, 2005 to 211 as of September 30, 2006 as a result of our continuing sales and marketing efforts.

Operating expenses, which represent our direct costs of servicing our clients, amounted to $22,622,000 for the three months ended September 30, 2006, an increase of $886,000, or 4.1%, from $21,736,000 for the three months ended September 30, 2005. This increase is primarily attributable to expenses associated with the revenue growth described above. Operating expenses as a percentage of revenue declined to 74.2% for the third quarter of 2006 from 75.4% for the third quarter of 2005.

General and administrative expenses, which represent our corporate costs, increased by $918,000 to $6,437,000 for the three months ended September 30, 2006 from $5,519,000 for the three months ended September 30, 2005. Our general and administrative expenses as a percentage of revenue increased from 19.1% to 21.1% for the three months ended September 30, 2005 and 2006, respectively. Contributing factors to the increase were the implementation of SFAS 123R, which resulted in additional general and administrative expenses of $405,000 or 1.3% of revenue for the three months ended September 30, 2006, expenses associated with Sarbanes-Oxley Act compliance of $198,000, and $390,000 of loss on the disposition of certain fixed assets.

During the second quarter of 2005, we completed an analysis of our business structure and product development efforts and determined that certain products and services we offered were no longer essential to our core business. Consequently, we impaired goodwill and long-lived assets primarily related to goodwill and capitalized software development costs; recorded a provision for loss contracts related to customer contracts that we determined would continue to be unprofitable; and recorded restructuring charges. During the three months ending September 30, 2005, we reversed $1,453,000 of the provision for loss contracts and $56,000 of restructuring charges when it was determined that costs of terminating certain contracts and certain incidental restructuring charges would be less than originally anticipated. There were no charges of this nature recorded in the third quarter of 2006.

Depreciation and amortization expenses were $826,000 for the three months ended September 30, 2006, an increase of $54,000 as compared to $772,000 for the three months ended September 30, 2005. Amortization of financing costs for the three months ended September 30, 2006 was $59,000, representing an increase of $2,000 from $57,000 for the three months ended September 30, 2005.

Interest expense for the three months ended September 30, 2006 was $113,000, representing an increase of $18,000, from $95,000 for the three months ended September 30, 2005. Interest expense primarily includes interest payable under our senior secured credit facility. Our weighted average balance outstanding under the facility during the three months ended September 30, 2006, was $6,935,000 as compared to $8,580,000 for the comparable period in 2005.

The provision for income taxes was $234,000 for the three months ended September 30, 2006, a $487,000 increase from an income tax benefit of $253,000 for the three months ended September 30, 2005.  The increase is primarily attributable to approximately $150,000 of expense in the current year related to additional tax assessments and the reduction of tax expense in the prior period associated with Green Hills Insurance Company.

For the three months ended September 30, 2006, our net income was $204,000, as compared to $2,407,000 for the three months ended September 30, 2005. Excluding the impact of the reversal of $1,509,000 of restructuring-related charges in the third quarter of 2005, our net income was $898,000.

Nine Months ended September 30, 2006 Compared to Nine Months ended September 30, 2005

Revenue for the nine months ended September 30, 2006 was $91,061,000, an increase of $6,533,000, or 7.7%, from $84,528,000 for the nine months ended September 30, 2005. We have added 26 net new sites under management subsequent to September 30, 2005 as a result of our continuing sales and marketing efforts.

Operating expenses, which represent our direct costs of servicing our clients, amounted to $68,849,000 for the nine months ended September 30, 2006, an increase of $4,107,000, or 6.3%, from $64,742,000 for the nine months ended September 30, 2005. This increase is primarily attributable to expenses associated with the revenue growth referred to in the preceding paragraph. Operating expenses as a percentage of revenue improved to 75.6% for the first nine months of 2006 from 76.6% for the year-ago period.

General and administrative expenses, which represent our corporate costs, increased by $993,000 to $18,356,000 for the nine months ended September 30, 2006 from $17,363,000 for the nine months ended September 30, 2005. Our general and administrative expenses as a percentage of revenue decreased from 20.5% to 20.2% for the nine months ended September 30, 2005 and 2006, respectively. The increase in general and administrative expenses was impacted by the implementation of SFAS 123R, which resulted in additional expense of $961,000, or 1.0% of revenue, in 2006.

During the second quarter of 2005, we completed an analysis of our business structure and product development efforts and determined that certain products and services we offered were no longer essential to our core business. Consequently, we impaired goodwill and long-lived assets by $12,470,000, primarily related to goodwill and capitalized software development costs. We also recorded $2,116,000 as a provision for loss contracts related to customer contracts that we determined would continue to be unprofitable. In the third quarter of 2005 we reversed $1,453,000 of this provision. In addition, we also recorded $839,000 of restructuring charges and subsequently reversed $56,000 during the third quarter of 2005. There were no charges of this nature recorded in 2006.

Depreciation and amortization expenses were $2,513,000 for the nine months ended September 30, 2006, a decrease of $227,000 as compared to $2,740,000 for the nine months ended September 30, 2005. During the first six months of 2005, we amortized software development costs, which were subsequently impaired in our restructuring activities during the second quarter of 2005. The remaining difference is due to fully depreciated or amortized assets as well as new capital expenditures. Amortization of financing costs for the nine months ended September 30, 2006 was $172,000, representing a decrease of $10,000 from $182,000 for the nine months ended September 30, 2005.

Interest expense for the nine months ended September 30, 2006 was $342,000, representing a decrease of $58,000, from $400,000 for the nine months ended September 30, 2005. Interest expense primarily includes interest payable under our senior secured credit facility. Our weighted average balance outstanding during the nine months ended September 30, 2006, was $7,377,000 as compared to $8,495,000 for the comparable period in 2005.

The provision for income taxes was $414,000 for the nine months ended September 30, 2006, a $408,000 decrease from $6,000 for the nine months ended September 30, 2005. The increase is primarily attributable to approximately $150,000 of expense in the current year related to additional tax assessments and the reduction of tax expense in the prior period associated with Green Hills Insurance Company.

For the nine months ended September 30, 2006, our net income was $415,000, as compared to a net loss of $14,821,000 for the nine months ended September 30, 2005. Excluding the impact of $13,916,000 of restructuring-related charges during 2005, our net loss was $905,000. Our improvement is primarily attributable to additional site locations.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities during the nine months ended September 30, 2006 was $2,499,000 as a result of the following factors:

(1)  Our net income was $415,000, which included non-cash charges of $961,000 for stock-based compensation, $2,685,000 of non-cash depreciation and amortization, $390,000 of loss on disposal of assets, and $259,000 for other non-cash charges.

(2) Our accounts receivable and other current assets balances increased by $1,693,000 reflecting continued growth in pharmaceutical purchases, revenue, and prepaid insurance related to Green Hills Insurance Company, our Risk Retention Group.

(3) Our liabilities (which include accounts payable, accrued payroll and benefits, accrued restructuring charges, accrued loss on contracts and other current and long term liabilities) decreased by $518,000.

Investing Activities

Net cash used in investing activities was $1,156,000 for the nine months ended September 30, 2006, which consists primarily of capital expenditures on technology upgrades.

Financing Activities

Net cash provided by financing activities was $2,180,000 for the nine months ended September 30, 2006, driven primarily by additional draws of $1,960,000 under our senior secured credit facility and cash received upon stock option exercises and stock issuances of $239,000. We used these funds to finance our working capital requirements (which increased due to additional revenue, expenses and accounts receivable generated from increases in same-site operations, as well as the addition of new facilities during the quarter) and capital expenditures.

Our senior secured credit facility provides financing up to the lesser of $15,000,000 or the credit facility base calculation, in each case less outstanding letters of credit. We amended the facility effective June 30, 2006. The amendment (1) extended the maturity date of the facility from April 1, 2007 to October 1, 2007, (2) re-set the “Fixed Charge Coverage Ratio” covenant, and (3) redefined “EBITDA” to exclude non-cash stock-based compensation expense. Minimum EBITDA requirements for periods ending September 30, 2006 through December 31, 2006 are as follows:

Period	Minimum EBITDA

Last four fiscal quarters ending September 30, 2006	$3,960,000
Last four fiscal quarters ending December 31, 2006	$4,450,000

As of September 30, 2006, we were in compliance with our credit facility covenants. As of September 30, 2006, $10,425,000 was outstanding under the credit facility, which was classified as long-term, and $1,000,000 was outstanding under a letter of credit. We had $2,918,000 available under the credit facility at September 30, 2006.

Our ratio of current assets to current liabilities (excluding dividends payable on Series A Convertible Preferred Stock in shares of common stock) was 1.26 at September 30, 2006, as compared to 1.00 at December 31, 2005. We believe that this ratio demonstrates adequate financial liquidity and we believe that availability under our credit facility and our cash and cash equivalents of $8,909,000 at September 30, 2006 (which includes approximately $6,789,000 held at Green Hills) will be sufficient to meet our anticipated cash needs for the next 12 months.

Future Capital Requirements

Our primary future cash needs will be to fund working capital and pay for anticipated capital expenditures. We had capital expenditures totaling $1,156,000 during the nine months ended September 30, 2006 and anticipate this spending trend to continue throughout the remainder of 2006.

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

The following table summarizes our significant contractual obligations at September 30, 2006, and the effect such obligations are expected to have on our liquidity and cash in future periods:

	Payments due by period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$4,768,000	$579,000	$2,648,000	$1,540,000	$1,000
Less: Amounts reimbursed by clients	486,000	206,000	252,000	28,000	--
	$4,282,000	$373,000	$2,396,000	$1,512,000	$1,000

From time to time, we enter into operating leases for offices and equipment leases on behalf of our clients in order to facilitate the delivery of our services at client locations. In such cases, our clients agree to reimburse us for the expenses incurred related to these operating leases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2006, we did not own any derivative instruments, but we were exposed to market risks, primarily due to changes in U.S. interest rates. Our credit facility bears a variable interest rate, and accordingly, the fair market value of the debt is sensitive to changes in interest rates.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2006, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

There were no changes that occurred during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Certain of our subsidiaries are involved in various ordinary and routine claims and legal actions incidental to our business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our overall consolidated financial position, results of operations or liquidity.

Item 1A.  Risk Factors

There were no material changes during the quarter ended September 30, 2006 from the risk factors as previously disclosed in our 2005 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Securities

On September 12, 2006, a consultant exercised warrants to purchase an aggregate of 55,000 shares of our common stock at an exercise price of $1.26 per share. In lieu of paying the exercise price in cash, the consultant used the warrants’ cashless exercise feature, such that the consultant received 32,278 shares of our common stock and surrendered to us for cancellation 22,722 shares of our common stock. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

On July 19, 2006, as part of a conversion of the Series A Convertible Preferred Stock, we issued 1,160 shares of our common stock to one investor in payment of accrued dividends on shares of our Series A Convertible Preferred Stock. The shares issued upon conversion, including the shares representing payment of the dividends, were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders during the quarter ended September 30, 2006.

Item 5.  Other Information

None.

Item 6. Exhibits

Number	Exhibit Title

15	Awareness letter of Goldstein Golub Kessler LLP regarding unaudited interim financial information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-TRAX, INC.

Date: November 14, 2006	By: /s/ R. Dixon Thayer
R. Dixon Thayer, Chief Executive
Officer

Date: November 14, 2006	By: /s/ David R. Bock
David R. Bock, Executive Vice
President and Chief Financial Officer