Form 10-K
period 2006-12-31
I TRAX INC
filed 2007-03-16
CIK 1110189

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________
Commission File Number: 001-31584

I-TRAX, INC.
(Exact name of registrant as specified in its charter)

Delaware	23-3057155
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4 Hillman Drive, Suite 130, Chadds Ford, Pennsylvania	19317
(Address of principal executive offices)	(Zip Code)

(610) 459-2405
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and large accelerated filer in Rule 12b-2 of Securities Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-Accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Securities Exchange Act). [ ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of the registrant as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was $109,799,161. The number of outstanding shares of the registrant’s common stock as of March 6, 2007, was 39,970,763.

Documents Incorporated by Reference: Portions of the Proxy Statement for the 2007 annual stockholders’ meeting are incorporated by reference into Part III.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Annual Report of Form 10-K are forward -looking statements and may be identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions, although not all forward-looking statements contain these identifying words. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Readers should review Item 1A, Risk Factors, of this Annual Report on Form 10-K for a description of important factors that could cause actual results or events to differ materially from those stated in or implied by the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

PART I

Item 1 Business

Our Business

I-trax, Inc. provides integrated workplace medical, pharmacy, wellness, and disease management services to enhance the health and productivity of the employees, dependents, and retirees of our clients. We deliver these services at or near the client’s worksite by opening, staffing and managing health centers and pharmacies dedicated to our clients and their eligible populations. We enhance our on-site services with larger scale disease management and wellness programs through the use of telephonic and e-health tools and pharmaceutical benefits management programs. We believe our clinicians deliver excellent care because of the trusted relationship they establish with their patients at the worksite.

We believe our services improve the health status of client populations and mitigate the upward cost trend experienced by employers, employees, and government agencies. By proactively managing the healthcare needs of our clients’ eligible populations, we believe our programs improve health, increase productivity, reduce absenteeism, reduce the need for future critical care, and manage overall costs. We also believe the breadth of our services allows our clients the flexibility to meet many of their needs in a cost-effective and professional manner.

Our Clients

As of December 31, 2006, we were providing services to approximately 98 clients, including large financial institutions, consumer products manufacturers, automotive and automotive parts manufacturers, diversified industrial companies, and a variety of other employers. As of December 31, 2006, we were operating 212 on-site facilities in 34 states. Our client retention rate is high due to strong client relationships that are supported by the critical nature of our services, the benefits achieved by employer and employee constituents, and the utilization of multi-year service contracts.

Our Services

Historically, our on-site services separated into four general categories: occupational health, primary care and corporate health centers and pharmacies. Traditional lines among the occupational health, primary care and corporate health categories are blurring, however, as employers seek unique combinations of services to challenge raising healthcare costs. Accordingly, although we continue to use the general categories to emphasize the primary purpose of a specific facility, we do so with the recognition that many components of excellent care are uniform across all of our facilities.

On-Site Healthcare Services and Facilities

We design, develop, staff and manage all aspects of on-site healthcare facilities. Our facilities range in size and scope of services depending on location, specific workplace requirements, and specific client considerations. All of our clinical personnel, however, rely on our proprietary comprehensive operating and clinical guidelines to deliver consistent, evidence-based care.

Occupational Health Facilities and Services. The primary focus of our occupational health facilities is workers’ compensation injuries, minor illnesses of an employer’s workforce, and other occupational health services. Our programs operate across the entire array of occupational health regulatory environments and emphasize work-related injury cost-reduction, treatment, medical surveillance and testing, disability management, case management, return-to-work coordination, medical community relations and oversight, on-site physical therapy and injury prevention, and ergonomic assessment and intervention. Our occupational health programs are intended to improve compliance with treatment protocols and drug formularies, enhance employee productivity, and allow for greater employer control of occupational health costs. As we pursue and achieve these goals, we also explore with our clients opportunities to offer primary care and larger scale wellness programs, as these are natural extensions of successful occupational health programs.

Corporate Health Facilities and Services. Our non-industrial clients, such as financial services, insurance, advertising and consulting firms, do not experience significant physical injury rates, but nonetheless maintain large workforces with general and specialized medical needs. To address these needs, our corporate health facilities offer programs that combine preventative care, occupational health, medical surveillance and testing, travel medicine, health education, and wellness. We supplement these programs with pharmacy concierge delivery services, specialty screenings, pandemic preparedness, and larger scale wellness initiatives. We further seek to grow our relationship with existing clients by emphasizing the benefits of integrating on-site pharmacies and pharmaceutical benefits management programs.

Primary Care Facilities and Services. Our primary care facilities serve the primary care needs of the eligible population with routine primary care, urgent care, optometry services, dental care, laboratory and radiology services, and other specialty services. We also integrate pharmacy, wellness and disease management programs as necessary to meet the needs of the population. We integrate our on-site centers with the employer’s existing healthcare plans, which results in a seamless experience for the patient. We also offer customized solutions in network management and absence management, including non-work related injury case management and disability management. Our physicians, nurses, and other staff are dedicated to the customer’s population, allowing employees, retirees, and their dependents to receive cost-effective, high quality, accessible and convenient care.

Pharmacies and Pharmacy Care Management Services

We operate employer-sponsored on-site pharmacies that offer prescription services exclusively to the client’s eligible population. Depending on client needs, we can also add mail order capabilities. Our pharmacies integrate with third-party pharmaceutical benefits management programs. We also offer our own pharmaceutical benefits management programs. Many of our clients recognize the exceptional benefit of our prescribing clinicians coordinating care with our pharmacists and combine our dedicated pharmacies with health centers. Other pharmacy care management services we offer include:

•
We contract with pharmaceutical manufacturers for formulary products as a captive class of trade to provide substantial discounts for our clients. We also transfer to our clients all rebates we receive from pharmaceutical manufacturers based upon each client’s utilization of the applicable product. We believe that our rebate rates are competitive because of our captive class of trade.

•	We manage the supply chain to our pharmacies to ensure maximum in-stock for best of class customer service. We also manage and order inventory daily, which reduces partially filled prescriptions.

•
Our national pharmaceutical and therapeutic committee establishes and monitors our drug formulary to promote safe, efficacious and economical products. The committee reviews new and existing drugs for appropriate clinical use. We advise our clients of all formulary changes to ensure ample time to integrate the formulary with the client’s other plans.

•
We review and design pharmacy programs to promote certain activities that provide economic and wellness benefits for our clients and patients. We design our programs to outperform the retail pharmacy chains in generic utilization, preferred drug utilization, pharmacy program savings, and cost per therapy day (efficiency), among others.

Predictive Science

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

Wellness and Disease Management

All of our services may also include personalized health and disease interventions for individuals who suffer from, or are at high risk for, acute or chronic disease as well as programs tailored for individuals who are at low risk. Depending on the individual’s level of risk, our custom-tailored interventions include self-help programs available through the Internet or programs administered via the telephone. All interventions include lifestyle and risk reduction programs that follow evidence-based clinical guidelines to optimize health, fitness, productivity, and quality of life.

We have also published a study indicating that a technique we developed has resulted in a three-fold improvement in enrollment into a corporate-sponsored disease management program. The results of the research demonstrated an encouraging 76 percent enrollment rate, which compares to the typical rate of about 25 percent using conventional enrollment methods. See “Leveraging the Trusted Clinician: Documenting Disease Management Program Enrollment,” Disease Management (Feb 2007, Vol. 10, No. 1: 16-29). The result of this study is very encouraging for clients that seek to implement proactive disease management programs in conjunction with the trusted clinician at the on-site health center.

Our Client Contracts

Our client contracts for on-site health centers and pharmacies are typically for an initial term of three years and renew automatically in the absence of notice to the contrary. Under these contracts, we typically provide services to our clients’ employees, dependents and retirees, although arrangements vary depending on the contract. We charge these clients for our services on a “cost plus” and “fixed fee” basis, although we continue to explore all options to meet the needs of our clients. We typically review the costs of operating our health centers and pharmacies with our clients annually.

Corporate History

I-trax was incorporated in Delaware on September 15, 2000.

On March 19, 2004, I-trax acquired by merger Meridian Occupational Healthcare Associates, Inc., which did business as CHD Meridian Healthcare. The various companies that comprised CHD Meridian Healthcare have provided on-site healthcare services for well over 35 years.

Under the merger agreement, we delivered to CHD Meridian Healthcare stockholders 10,000,000 shares of I-trax common stock, 400,000 shares of I-trax Series A Convertible Preferred Stock, each of which is convertible into 10 shares of I-trax common stock, and paid $25.5 million in cash. Immediately prior to the merger, CHD Meridian Healthcare redeemed certain of its then outstanding shares of common stock and options to purchase common stock for approximately $9.5 million in the aggregate. Immediately following the closing of the merger, we also redeemed from former CHD Meridian Healthcare stockholders that participated in the merger, pro rata, an aggregate of 200,000 shares of Series A Convertible Preferred Stock at their original issue price of $25.00 per share or $5.0 million in the aggregate. Accordingly, CHD Meridian Healthcare stockholders and option holders received an aggregate of approximately $40.0 million of cash in, or immediately prior to, the merger. In the merger, we also assumed all of CHD Meridian Healthcare’s liabilities, which equaled approximately $21.5 million.

To fund $30.5 million required to pay the cash portion of the merger consideration and to redeem the preferred stock, we sold 1,000,000 shares of Series A Convertible Preferred Stock at a purchase price of $25.00 per share for gross proceeds of $25.0 million, and borrowed $12.0 million under a senior secured credit facility from a national lender.

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

Competition and Opportunity

On-site health centers and pharmacies dedicated to specific employers, and their employees and dependents, represent a small segment of the overall United States healthcare market. We refer to this segment as on-site healthcare and we estimate that it consists of as many as 8,000 facilities with a potential market size that we estimate may exceed $3 billion. A large portion of these on-site facilities are operated directly by the employers. We therefore believe that our predominant competitors within on-site healthcare are large, self-insured employers that operate their own on-site facilities. A smaller portion is operated by third-party vendors like us. Among the third-party vendors operating on-site facilities, our primary competitors are regional providers and certain companies competing nationally such as Comprehensive Health, Concentra, Whole Health, and Medcor. We believe that we are one of the largest providers of on-site healthcare among third-party vendors.

Notwithstanding our substantial presence in the on-site healthcare segment, numerous companies operating in other segments of the healthcare market are currently delivering one or several components of our services. These companies include disease management companies, health insurers and plans, Internet health information companies and pharmacy benefit management companies, among others. Many of these companies are larger than we are and have greater resources, including access to capital, than we do. We believe, however, that our broad expertise in establishing and managing on-site healthcare facilities and the community of physicians, nurses and other employees who deliver care to our patients allow us to compete effectively against these larger competitors. Disease management and care enhancement companies that deliver a component of our services include Healthways, Lifemasters, Matria, Allere, SHPS, Inc., and Future Health. Pharmacy benefit management companies, which also deliver a component of our services, include Caremark Rx, Drugmax, Express Scripts and national pharmacy chains, such as CVS and Walgreens.

Our Vision

Our vision is to tangibly improve the health and productivity of workforces and communities we serve in ways that:

•	Reduce corporate increases in healthcare costs, while improving workforce safety and productivity.

•	Establish a trusted relationship with our clients based on: integrity, capability and accountability.

•	Meet the health and wellness needs our clients’ workers, retirees, and their families “face to face,” telephonically, and via the Internet.

•	Challenge and reward our employees to provide the best care and service in a stimulating professional workplace environment.

We seek to accomplish our vision by:

•
Allowing employers to contract with us for a wide range of healthcare services, which may range from a simple health risk assessment to a fully integrated ambulatory care center, integrated with a pharmacy and pharmaceutical benefits management services.

•	Delivering on our client expectations with clinical excellence, superior clinical service experience at our health centers, client and patient satisfaction, and reportable value received.

•	Achieving a stimulating workplace environment by having the skilled and motivated employees, in the right jobs, working as a clinical community with clear expectations.

•	Continuing to penetrate our market segment at a rate faster than our competition, organically and through acquisitions, both domestically and internationally.

Intellectual Property

Our proprietary on-site operating manuals and software applications are protected by United States copyright laws. We have registered the use of certain of our trade names and service names in the United States. We also have the rights to a number of Internet domain names, including i-trax.com and .net, MyFamilyMD.com and .net, and CHDMeridian.com. Finally, we continue to explore potential availability of patent protection for our business processes and innovations and filed one such patent in 2006.

Employees

We believe our success depends to a significant extent on our ability to attract, motivate and retain skilled, vision-oriented healthcare professionals, management and other employees. To this end, we focus on incentive programs for our employees and endeavor to build a workplace environment that attracts, motivates and recognizes high performance. As of December 31, 2006, we had 1,079 full-time employees, 185 part-time employees, 626 nurses, physicians and pharmacists employed on an “as needed” basis, and 15 temporary employees.

Available Information

For more information about us, visit our web site at www.i-trax.com. Our electronic filings with the Securities and Exchange Commission (including all annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to these reports), including the exhibits, are available free of charge through our web site as soon as reasonably practicable after we electronically file them with or furnish them to the Securities and Exchange Commission.

Item 1A. Risk Factors

Described below are certain risks that our management believes are applicable to our business and the industry in which we operate. There may be additional risks that are not material or currently known. You should carefully consider the following risks and all other information set forth in this Annual Report on Form 10-K.

If any of the events described below occur, our business, financial condition, results of operations, liquidity or access to the capital markets could be materially adversely affected. The following risks could cause our actual results to differ materially from our historical experience and from results predicted by forward-looking statements made by us or on our behalf related to conditions or events that we anticipate may occur in the future. All forward-looking statements made by us or on our behalf are qualified by the risks described below.

Risks Related to Our Company

Increasing competition for contracts to establish and manage employer-sponsored pharmacies and clinics increases the likelihood that we may lose business to our competitors.

CHD Meridian Healthcare pioneered the field of employer-sponsored pharmacies and primary care clinics. Nonetheless, competition in this segment of the healthcare industry has intensified. Although we believe that we have certain advantages in facing such competition, including our experience and know-how, some of our competitors and potential competitors, including prescription benefit management companies and retail pharmacy chains, are substantially larger and better capitalized than we are. We believe that the potential market for employer-sponsored pharmacies is large enough for us to meet our growth plans despite increasing competition, but there are no assurances that we will in fact be able to do so. Our ability to maintain existing clients, expand services to existing clients, add new clients so as to meet our growth objectives, and maintain attractive pricing for our services will depend on the interplay among overall growth in the use of employer-sponsored facilities, entry of new competitors into our business, and our success or failure in maintaining our market position in relation to these new entrants. If we cannot successfully compete in the market for managing employer-sponsored facilities and pharmacies, our business and results of operations could be negatively affected.

In addition to this increasing head-to-head competition for contracts to establish and manage employer-sponsored facilities, we expect to continue to face competition for large employers’ healthcare budgets from other kinds of enterprises, including health insurers, managed health care plans, and retail pharmacy chains. Increased competition could reduce the profitability of our pharmacy operations.  We may be forced to cut our management fees or pass on to our customers an increased share of the volume discounts and generic drug incentives that we receive from our wholesale drug distributor, which would adversely affect our financial results.

Loss of advantageous pharmaceutical pricing could adversely affect the value we provide to our clients and our competitiveness in the marketplace.

We receive favorable pricing from pharmaceutical manufacturers as a result of our class of trade designation, which means that we only sell pharmaceutical products to our clients’ employees, dependents and retirees. We also receive rebates on branded drugs from the pharmaceutical manufacturers and volume based incentive from our wholesaler. We pass on the branded drug rebates to our clients under the terms of client contracts. In the past, retail pharmacies have brought legal cases against pharmaceutical manufacturers challenging class of trade designations as unlawful price discrimination under the Robinson-Patman Act. Although these challenges have generally failed, there remains a possibility that we could lose the benefit of this favorable pricing, either due to a legal challenge or to a change in policies of the pharmaceutical manufacturers. Such a loss would diminish the value we can provide to our clients and, therefore, make our services less attractive and put pressure on our margins, which would adversely affect our business.

Our business involves exposure to professional liability claims, and a failure to manage effectively our professional liability risks could expose us to unexpected expenses, thus resulting in losses.

Under the terms of our contracts to manage employer-sponsored clinics or pharmacies, we must procure professional liability insurance covering the operations of such facilities. We also typically agree to indemnify our clients against professional liability claims arising out of acts or omissions of healthcare providers working at the clinics and pharmacies we manage. Further, under the terms of our service agreements with affiliated professional corporations, we are contractually obligated to procure malpractice insurance on behalf of the professional corporations and their employed healthcare providers. Finally, there also exists the possibility that we may be subject to professional liability claims even though neither the healthcare providers nor we were directly responsible for the injury. As a result of these contractual arrangements, we routinely incur expenses arising out of professional liability claims.

Although we maintain professional liability insurance with respect to such claims, our professional liability insurance policies are written on a “claims-made” basis, meaning that they cover only claims made during the policy period, and not events that occur during the policy period but result in a claim after the expiration of the policy. With this insurance strategy, we must renew or replace coverage each year to have coverage for prior years’ operations in future periods. Availability and cost of such coverage are subject to market conditions, which can fluctuate significantly.

Certain of our past professional liability insurance policy years were insured by now defunct insurance companies. As a result, we are partially uninsured for those periods. We have established a reserve in connection with two claims occurring in those periods. In addition, our professional liability insurance for the period May 1, 2003 to April 30, 2004 provided for self-insured retention of $500,000. A self-insured retention is the amount we assume under our insurance policy as if we are the insurer subject to the terms of the policy and related regulatory scheme. This means that we are partially uninsured for that period as well and we have established a reserve in connection with one claim occurring during that period. Although we believe that reserves we established in connection with matters dating from these periods are reasonable based on our historic loss experience, there is no assurance that these reserve will be sufficient to pay all any judgments or settlements that may result from such claims.

We have reserved for projected future professional liability expenses based on actuarial estimates of potential losses that may emerge in the future as a result of past operations. These reserves, however, could prove inadequate, as the size of our ultimate uninsured liability could exceed our established reserves and we could sustain losses in excess of our reserves.

Since May 1, 2004 we have purchased primary professional liability insurance from our captive insurance subsidiary, Green Hills Insurance Company, or GHIC, and excess coverage from third-party insurers. GHIC maintains separate reserves based on actuarial estimates of potential losses up to the policy limits. However, there can be no assurance that these reserves will be sufficient to meet potential losses and we could be required to meet losses or loss adjustment expenses out of other resources.

If we fail to manage effectively any of the professional liability matters covered in this risk factor, we may sustain financial losses.

Our subsidiary insurance company, GHIC, subjects us to additional regulatory requirements and to risks associated with the insurance business.

Operating an insurance subsidiary represents additional risk to our operations, including a potential perception among our existing and potential clients that we are not adequately insured. We have retained a third-party captive insurance company manager and have engaged an actuarial consulting firm for the insurance subsidiary. We are subject to the risks associated with any insurance business, which include investment risk relating to the performance of our invested assets set aside as reserves for future claims, the uncertainty of making actuarial estimates of projected future professional liability losses, and loss adjustment expenses. Failure to make an adequate return on our investments, to maintain the principal of invested funds, or to estimate future losses and loss adjustment expenses accurately could cause asserted and unasserted claims to exceed our reserves causing us to sustain losses, which may have a material impact on our financial results. Also, maintaining the insurance subsidiary has exposed us to substantial additional regulatory requirements, with attendant risks should we fail to comply with applicable regulations.

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

Borrowings under our credit facility also are secured by liens on substantially all of our assets and the assets of our subsidiaries. If we are in default under our credit facility, our secured creditor could foreclose on all or substantially all of our assets and the assets of our subsidiaries.

Our credit facility matures soon.

Our senior secured credit facility matures on January 1, 2008. Accordingly, effective January 1, 2007, all indebtedness under the credit facility will be classified as a short-term liability. We are currently negotiating a new credit facility and anticipate having a firm commitment by March 31, 2007. We cannot assure you that we will generate sufficient cash flow to repay all amounts under the facility, and we further cannot assure you that, if the need arises, we will be able to obtain additional financing or to refinance the facility on terms acceptable to us, if at all. Any such failure to obtain financing could have a material adverse effect on our business, results of operations and financial condition.

We have a history of net losses prior to 2006 and may incur a net loss in 2007.

Although we recorded a small net profit for 2006 and expect to be profitable in the future, we may not earn a net profit in 2007 due to many factors, including our need to:

•	Invest in the further development and enhancement of our workplace health and productivity management solutions;

•	Strengthen our position as a respected and preferred provider of integrated health and wellness solutions; and

•	Adapt to seasonal and other trends in the healthcare sector, and overall economic conditions, which may make our growth and results of operations inconsistent.

Consequently, one or any combination of these factors may result in our inability to generate a net profit in 2007.

If we are not able to implement our business strategy of deploying our integrated services effectively to existing and new clients, we will not be able to increase our revenue.

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

Not achieving these goals could adversely affect our revenue.

We may require additional capital to grow.

We may require additional funds to continue development of our business, including by acquisition. We expect to obtain these funds from operating activities and, as necessary, financing activities. Financing activities may include equity or debt financings, which could dilute stockholder ownership in the business. We cannot provide assurance that additional funding will be available on acceptable terms, if at all. If adequate funds are not available, we may have to slow our growth or scale-back or eliminate certain operations. Therefore, if we are unable to obtain adequate funds, we may suffer an adverse impact on our business, financial condition and results of operations.

If our clients do not provide us with accurate data, or if we do not process such data accurately, we may not be able to fulfill some of our client contracts.

Implementation and delivery of some of our programs is highly dependent on data about individuals supplied to us by our clients, and on our information technology systems that process such data upon receipt. If we do not receive timely and accurate data from our clients, or if our information technology systems do not process such data accurately, we may not be able to fulfill our client contracts, which could have a material adverse effect on our business, results of operations and financial condition.

We may be sued and incur losses if we mishandle information or inappropriately disclose confidential health information of others.

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

Our business greatly depends on, among others, Frank A. Martin, chairman, R. Dixon Thayer, chief executive officer, Dr. Raymond J. Fabius, president and chief medical officer, and David R. Bock, executive vice president and chief financial officer. If one of these individuals leaves, we will lose an employee with considerable operational experience and knowledge of our business, which may impede our ability to compete and succeed in the future.

We maintain employment agreements with Messrs. Martin, Thayer and Bock and Dr. Fabius. In December 2006, Mr. Martin’s employment agreement renewed for a one-year term ending December 2007. In February 2005, we entered into an employment agreement with Mr. Thayer for an initial term of three years. In April 2005, we entered into an employment agreement with Dr. Fabius for an initial term of three years, and in November 2004, we entered into an employment agreement with Mr. Bock for up to five years. Each employment agreement may be terminated by us with or without cause and by the applicable executive with or without good reason.

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

Our sales cycle is long, which complicates our ability to predict our growth.

The workplace health and productivity management segment has many providers offering complex services that are frequently quite different from one another. Purchasing such services requires clients to incur substantial upfront and continuing costs. Moreover, some clients are not familiar with our services, and therefore usually take a long time to evaluate and decide whether to purchase them. The sales and implementation process for our services is also lengthy because it involves a significant technical evaluation and requires our clients to commit time and other resources. Delays occur often because of clients’ internal budgets, processes associated with significant capital commitments, information technology related issues, and general caution associated with new services. Our sales cycle, therefore, is unpredictable and has generally ranged from 3 to 24 months from contact to contract. The time needed to implement our services is also difficult to predict, and the process may last 18 months in extreme circumstances. Therefore, before we see a single patient and record any revenue from a new site, we may incur substantial expenses, which will reduce our net income or increase our net loss in the period that such expenses are incurred.

Deterioration of the financial health of our clients, many of which are large U.S. manufacturing enterprises, may impair our business volume and collections.

Trends in certain U.S. manufacturing industries are leading to plant closings and layoffs that could eliminate or reduce the need for some of our employer-sponsored healthcare facilities. Because of the risks associated with client insolvency, and the concentration of CHD Meridian Healthcare’s client base, our business is to some extent dependent on the continued health of U.S. manufacturing industries. Also, if one of our clients becomes insolvent, we may not be able to recover outstanding accounts receivable owed by that client, we may suffer premature contract termination, and our operating results could be adversely affected.

Moreover, we typically charge our clients for insurance coverage when the contract terminates for claims that may be made by patients after such termination. If a client is insolvent when the contract terminates, however, we may not be able to recoup the cost of such insurance coverage, which may adversely impact our financial results if such cost is significant.

Our clients and we are dependent on software technologies and are therefore subject to frequent change and risks associated with Internet viruses and outages, which could destroy the information we maintain or prevent our clients from accessing important information.

The software applications we use to operate our on-site facilities and deliver other services depend on the continuous, reliable and secure operation of data lines, application servers, Internet servers and related hardware and software. Viruses and network outages could cause our applications to not operate from time to time. To the extent that our services are interrupted, our users will be inconvenienced and our reputation may be diminished. If access to our systems becomes unavailable at a critical time, our clients may allege we are liable, which could depress our stock price, cause significant negative publicity, and possibly lead to litigation. Although our computer and communications hardware is protected by physical and software safeguards, it is still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. We do not have 100% redundancy for all of our computer and telecommunications facilities. Consequently, a catastrophic event could have a significant negative effect on our business, results of operations, and financial condition.

We also depend on third parties to provide certain of our clients and on-site facilities with Internet and network services necessary for access to our servers. Our clients may experience difficulties with Internet and other network services due to system failures, including failures unrelated to our systems. Any sustained disruption in Internet or network access provided by third parties could have a material adverse effect on our business, results of operations and financial condition.

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

Further, certain of our contracts contain performance conditions where a portion of our fees are at risk contingent on our ability to satisfy our contractual obligations (such as client or patient satisfaction or generic utilization). If we fail to meet these obligations, we may be required to refund a portion of our fees, which may adversely affect our revenue.

We may be unable to compete successfully against companies offering services similar to ours, which will impair our ability to increase revenue.

On-site health centers and pharmacies dedicated to specific employers, and their employees and dependents, represent a small segment of the overall United States healthcare market. In this segment, we compete with large, self-insured employers that operate their own on-site facilities and third-party vendors such as Concentra, Comprehensive Health, Whole Health and Medcor. We also compete against numerous other companies operating in other segments of the healthcare market. These companies include disease management companies, health insurers and plans, Internet health information companies and pharmacy benefit management companies, among others. Disease management and care enhancement companies that deliver a component of our services include Healthways, Lifemasters, Matria, Allere, SHPS, Inc., and Future Health. Pharmacy benefit management companies, which also deliver a component of our services, include Caremark Rx, Drugmax, Express Scripts and national pharmacy chains, such as CVS and Walgreens.

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

As other companies develop intellectual property identical or similar to ours, we could lose what we believe to be our competitive advantage and could be subject to claims of intellectual property infringement.

Our intellectual property, such as our processes, procedures and techniques in delivering our services, is important to our business. We rely on a combination of copyright, patent, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property. Our efforts to protect our intellectual property may not be adequate. Our competitors may duplicate our processes and techniques. Conversely, we could be subject to intellectual property infringement claims as the number of our competitors grows and our services overlap with competing offerings. Defending against these claims, even if not meritorious, could divert our attention from operating our company. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a damage award, change our business model, and restructure our operations, which will result in a material adverse effect on our results of operations.

The loss of a major client will significantly reduce our revenue.

For the year ended December 31, 2006, we had one client that accounted for 11% of our revenue. We anticipate that our results of operations in any given period will continue to be influenced to a certain extent by a relatively small number of clients. Accordingly, if we were to lose the business of such a client, our results of operations will be materially and adversely affected.

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

We and our clients are affected by changes in the laws governing health plan, hospital and public health agency reimbursement under governmental programs such as Medicare and Medicaid. There are periodic legislative and regulatory initiatives to reduce the funding of the Medicare and Medicaid programs in an effort to curtail or reduce overall Federal healthcare spending. Federal legislation has and may continue to significantly reduce Medicare and Medicaid reimbursements to most hospitals. These reimbursement changes are negatively affecting hospital revenues and operations. Such legislative initiatives or government regulations could reduce demand for our services, our revenue and gross margins.

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

Our personnel who staff our on-site pharmacies and clinics have custody of confidential patient records. The Internet-based software applications we use to operate our on-site facilities and deliver other services also contain confidential patient records. In our capacity as a covered entity or, in some instances, as a business associate of a covered entity, we and the records we hold are subject to a rule entitled Privacy of Individually Identifiable Health Information, or Privacy Rule, promulgated by the U.S. Department of Health and Human Services under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and also to any state laws that may have more stringent privacy requirements. We attempt to protect the privacy and security of confidential patient information in accordance with applicable law. We could, however, face claims of violation of the Privacy Rule, invasion of privacy or similar claims, if our patient records or computer servers were compromised, or if our interpretation of the applicable privacy requirements, many of which are complex, were incorrect or allegedly incorrect, or if we failed to maintain a sufficiently effective compliance program. Such security failures could also cause significant negative publicity, depress our stock price and lead to litigation.

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

The doctors, nurses and other healthcare professionals who staff our affiliated professional corporations, the nurses who staff our care communication centers, and the pharmacists and other healthcare professionals, who staff our on-site pharmacies and clinics, are subject to individual licensing requirements. All of our healthcare professionals and facilities subject to such licensing requirements are licensed in the state where their worksite is located. Multiple state licensing requirements for healthcare professionals who provide services telephonically over state lines may require us to license some of our healthcare professionals in more than one state. We continually monitor the developments in telemedicine. There is no assurance, however, that new judicial decisions or Federal or state legislation or regulations would not increase the requirement for multi-state licensing of all central operating unit call center health professionals, which would increase our administrative costs, which, if material, could adversely affect our financial results. Further, in the event a state regulatory agency alleges that we do not comply with relevant licensing requirements, we may be subject to fines and administrative action, which, if material, could adversely affect our operations.

The Medicare prescription drug benefit legislation could reduce the demand for the prescription drug benefits we provide.

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

We are still assessing how this law will affect our business. Subsidies for employers providing retiree drug benefits will decrease the costs to those employers of providing such benefits, and therefore, may increase the number of employers willing to provide retiree drug benefits, which would positively affect our business. On the other hand, employers that now offer prescription drug benefits may decide no longer to do so, on the basis that their retirees now will be able to obtain such benefits on their own through Medicare. In that case, such employers would have less need for employer-sponsored pharmacies of the kinds that we establish and manage, which would adversely affect our business.

Risks Related to Investment in Our Stock

The price of our common stock is volatile and investors may lose money if they invest in our stock.

Our stock price has been and we believe will continue to be volatile. For example, from January 1, 2006 through December 31, 2006, the price of our stock has fluctuated from a high of $3.91 to a low of $2.00. Our stock’s volatility is influenced by the market’s perceptions of the healthcare sector in general, or other companies believed to be similar to us, and by the market’s perception of our operations and future prospects. Many of these perceptions are beyond our control. In addition, as of March 6, 2007, 39,970,763 shares of our common stock were issued and outstanding and the three-month average daily trading volume of our common stock was approximately 234,000 shares. Therefore, the ability to achieve relatively quick liquidity without a negative impact on our stock price is limited.

Shares reserved for future issuance upon the conversion of outstanding shares of Series A Convertible Preferred Stock and upon the exercise of issued options and warrants will cause dilution to our common stockholders.

As of December 31, 2006, 5,591,010 shares of our common stock were reserved for issuance upon conversion of outstanding shares of Series A Convertible Preferred Stock and 4,775,946 shares of our common stock were reserved for issuance upon the exercise of our outstanding warrants and options. In addition, outstanding shares of our Series A Convertible Preferred Stock accrue dividends at the rate of 8% per year, which is payable in common stock or cash when shares of our Series A Convertible Preferred Stock are converted. Under the current terms of our senior secured credit facility, however, we are required to pay the dividends in shares of common stock. As of December 31, 2006, such accrued dividends were approximately $3.1 million. If such dividends were converted into common stock at $3.10, the closing price of our common stock on December 31, 2006, we would issue approximately 1,005,000 additional shares of common stock. Our stockholders, therefore, would experience dilution of their investment upon conversion or exercise, as applicable, of these securities.

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

Item 1B. Unresolved Staff Comments

At March 6, 2007, there were no unresolved comments from the Securities and Exchange Commission staff regarding our periodic or current reports.

Item 2. Properties

Leases

Certain of our executive, administrative and sales offices are located in Chadds Ford, Pennsylvania, where we lease approximately 10,100 square feet of office space pursuant to a lease expiring in December 2009 at a current base annual rate of $222,000. The property is in good condition.

Certain of our executive, administrative and sales offices are located in Nashville, Tennessee, where we lease approximately 31,000 square feet of office space pursuant to a lease expiring in June 2010 at a current base annual rate of $803,000. The property is in good condition.

Certain of our executive and administrative offices are located in New York, New York, where we lease approximately 5,000 square feet of office space pursuant to a lease expiring in April 2012 at a current base annual rate of $133,000. The property is in good condition.

Item 3. Legal Proceedings

Certain of our subsidiaries, including GHIC, are involved in various claims and legal actions arising in the ordinary course of our business. We believe the amounts provided in our consolidated financial statements, as prescribed by accounting principles generally accepted in the United States, are adequate in light of the probable and estimable liabilities. In the opinion of management, the resolution of these matters is not expected to have a material adverse effect on our results of operation or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market For Our Common Stock

Our common stock is traded on the American Stock Exchange under the symbol “DMX.” The following table sets forth the high and low closing prices for our common stock for the periods indicated as reported on the American Stock Exchange.

	Sales Price
	High	Low
2006
First Quarter	$ 3.91	$ 2.00
Second Quarter	3.44	2.70
Third Quarter	3.38	2.59
Fourth Quarter	3.37	2.39
2005
First Quarter	$ 2.35	$ 1.10
Second Quarter	1.53	1.07
Third Quarter	1.74	1.45
Fourth Quarter	1.75	1.15

Holders

As of March 6, 2007, there were 380 shareholders of record of our common stock (which excludes shares held by brokers) and 29 registered holders of our Series A Convertible Preferred Stock. On March 6, 2007, the last reported sales price of our common stock was $4.00.

Dividends

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

Recent Sales of Unregistered Securities

On October 28, 2006, a stockholder converted 58.99 shares of I-trax Series A Convertible Preferred Stock into 589 shares of common stock. In this conversion, we also issued an additional 110 shares of our common stock in payment of accrued dividends on the converted shares of Series A Convertible Preferred Stock. The shares issued upon conversion, including the shares representing payment of the dividends, were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

On December 6, 2006 and December 21, 2006, two former employees of I-trax exercised warrants to purchase an aggregate of 115,514 shares of I-trax common stock at an exercise price of $.75 per share. In lieu of paying the exercise price in cash, the stockholders used the warrants’ cashless exercise feature, such that the stockholders received an aggregate of 86,266 shares of our common stock net of 29,248 shares of common stock surrendered for cancellation. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Between December 6, 2006 and December 29, 2006, five former and two current employees of I-trax exercised warrants to purchase an aggregate of 77,381 shares of I-trax common stock at an exercise prices of $2.50 per share. In lieu of paying the exercise price in cash, the stockholders used the warrants’ cashless exercise feature, such that the stockholders received an aggregate of 164,894 shares of our common stock net of 317,106 shares of common stock and surrendered for cancellation. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

On our Current Report on Form 8-K date February 22, 2007, we disclosed that January 17, 2007 and March 6, 2007, 263,350 shares of Series A Convertible Preferred Stock were converted into 2,633,500 shares of common stock, and 420,628 shares of common stock were issued to satisfy the dividends accrued on the converted shares.

Furthermore, on March 6, 2007, two additional stockholders converted 2,400 shares of I-trax Series A Convertible Preferred Stock into 24,000 shares of common stock. In this conversion, we also issued an additional 3,530 shares of our common stock in payment of accrued dividends on the converted shares of Series A Convertible Preferred Stock. The shares issued upon conversion, including the shares representing payment of the dividends, were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

Following the issues above, 293,351 and 39,970,763 shares of I-trax Series A Convertible Preferred Stock and common stock, respectively, were outstanding.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.

Item 6. Selected Financial Data

The following table presents our selected financial data. The table should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report of Form 10-K. This information is derived from our audited financial statements and should be read in conjunction with those statements, including the related notes. These historical results include CHD Meridian Healthcare operations beginning as of April 1, 2004 and are not necessarily indicative of results to be expected for any future period.

Five-Year Financial Highlights

$ in thousands, except per share amounts

	2006 (1)	2005	2004 (2)	2003	2002 (3)
Consolidated Statements of Earnings Data
Revenue	$124,589	$115,887	$76,402	$4,189	$3,932
Restructuring-related activities (4)	—	13,916	—	—	—
Operating income (loss)	1,682	(13,232)	(2,200)	(5,315)	(8,130)
Net loss	1,766	(14,072)	(3,937)	(8,059)	(9,425)
Per Share Data
Earnings (loss) per share	$0.02	$(0.54)	$(0.96)	$(0.74)	$(1.04)
Shares outstanding	36,613,707	32,818,955	26,226,818	13,966,817	9,372,727
Weighted average shares outstanding, diluted	37,614,510	29,716,114	22,466,262	10,904,553	9,096,958
Anti-dilutive securities	8,605,580	15,441,556	15,850,883	5,469,286	3,843,755
Common stock price:
High	3.91	2.35	5.70	5.00	7.65
Low	2.00	1.07	1.29	1.37	2.50
Operating Statistics
Gross profit rate	25.2%	23.7%	23.9%	67.2%	68.7%
General and administrative expense rate	21.2%	20.0%	21.7%	41.6%	43.8%
Operating income (loss) rate	1.4%	(11.4)%	2.9%	(126.9)%	(206.8)%
Year-End Data
Current ratio (6)	1.27	1.00	1.09	0.82	0.66
Total assets	$103,387	$98,983	$111,953	$13,603	$14,407
Long-term debt, including current portion	9,057	8,649	8,308	—	—
Total stockholders’ equity	65,691	62,163	71,763	8,385	8,399
__________________
(1)
In the first quarter of 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123(R)), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123(R) and, accordingly, financial results for years prior to 2006 have not been restated. Stock-based compensation expense for 2006 was $1.3 million. Stock-based compensation expense recognized in our financial results for years prior to 2006 was not significant.

(2)
We acquired Meridian Occupational Healthcare Associates, Inc., which did business as CHD Meridian Healthcare, on March 19, 2004. The results of operations of CHD Meridian Healthcare are included from April 1, 2004.

(3)	We acquired WellComm Group LLC on February 6, 2002. The results of operations of this business are included from the date of acquisition.
(4)
Effective June 30, 2005, we completed an in-depth analysis of our structure and product and development efforts. Our analysis led to the conclusion that certain products and services that we had been offering were no longer essential to our business. We implemented a restructuring of certain operations and related activities resulting in the impairment charges of $12.5 million, charges associated with loss contracts of $0.7 million, and restructuring charges of $0.8 million.

(5)	Prior to March 19, 2004, I-trax, Inc. did not provide on-site health centers or pharmacies.
(6)	The current ratio is calculated by dividing total current assets by total current liabilities less dividends payable on Series A Convertible Preferred Stock in shares of common stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

We believe the primary goals of successful financial reporting are transparency and understandability. We are committed to providing our stockholders with informative financial disclosures and presenting an accurate view of our financial position and operating results.

This year, in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules promulgated by the SEC, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting and concluded that such controls were effective as of December 31, 2006. Our independent registered public accounting firm expressed an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Management’s report on the effectiveness of our internal control over financial reporting and the related report of our independent registered public accounting firm are included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Please read the following discussion and analysis together with Item 6, Selected Financial Data, and our consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains certain forward-looking statements that involve risks, uncertainties and assumptions. You should read the cautionary statements made in this Annual Report as applying to related forward-looking statements wherever they appear in this Annual Report. Our actual results may be materially different from the results we discuss in the forward-looking statements due to certain factors, including those discussed in Item 1A, Risk Factors, and other sections of this Annual Report.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview

•	Financial Reporting Changes

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Estimates

•	New Accounting Standards

•	Material Equity Transactions

Overview

I-trax, Inc. provides integrated workplace medical, pharmacy, wellness, and disease management services to enhance the health and productivity of the employees, dependents, and retirees of our clients. We deliver these services at or near the client’s worksite by opening, staffing and managing health centers and pharmacies dedicated to our clients and their eligible populations. We enhance our on-site services with larger scale disease management and wellness programs through the use of telephonic and e-health tools and pharmaceutical benefits management programs. We believe our clinicians deliver excellent care because of the trusted relationship they establish with their patients at the worksite.

We believe our services improve the health status of client populations and mitigate the upward cost trend experienced by employers, employees, and government agencies. By proactively managing the healthcare needs of our clients’ eligible populations, we believe our programs improve health, increase productivity, reduce absenteeism, reduce the need for future critical care, and manage overall costs. We also believe the breadth of our services allows our clients the flexibility to meet many of their needs in a cost-effective and professional manner.

As of December 31, 2006, we were providing services to approximately 98 clients, including large financial institutions, consumer products manufacturers, automotive and automotive parts manufacturers, diversified industrial companies, and a variety of other employers. As of December 31, 2006, we were operating 212 on-site facilities in 34 states. Our client retention rate is high due to strong client relationships that are supported by the critical nature of our services, the benefits achieved by employer and employee constituents, and the utilization of multi-year service contracts.

Historically, our on-site services separated into four general categories: occupational health, primary care and corporate health centers and pharmacies. Traditional lines among the occupational health, primary care and corporate health categories are blurring, however, as employers seek unique combinations of services to challenge raising healthcare costs. Accordingly, although we continue to use the general categories to emphasize the primary purpose of a specific facility, we do so with the recognition that many components of excellent care are uniform across all of our facilities.

Financial Reporting Changes

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123(R)), effective for a company’s first fiscal year beginning after June 15, 2005. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires all stock-based compensation, including grants of stock options, to be recognized in the consolidated statements of earnings.

During the first quarter of 2006, we adopted SFAS 123(R), and elected the modified prospective transition method. This method permits us to apply the new requirements on a prospective basis. Our general and administrative expenses (“G&A”) rate for 2006 included an increase in stock-based compensation expense of $1.3 million, or $0.03 per diluted share, which increased our G&A rate by approximately 1.0% of revenue. For additional information on our adoption of SFAS 123(R), see Note 2, Summary of Significant Accounting Policies — Stock-Based Compensation, of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Results of Operations

2006 Summary

We operate a variety of different types of sites, from traditional occupational health facilities to complex, integrated care sites involving primary care, pharmacy services and health, wellness and disease management services (see Item 1, Description of Business, of this Annual Report on Form 10-K). We added a net 19 new sites in 2006, bringing total sites under management to 212 at year end. We continued to pursue multi-site client opportunities, particularly in occupational health but also in primary care and pharmacy. One such multi-site opportunity involved 10 sites for a new client, which we contracted for at the end of the third quarter. We also won a major new contract with an existing client to manage and provide an exceptionally comprehensive set of services at a green field manufacturing plant. We recruited a new leader for our sales and marketing initiatives and added four new sales associates. By year end, we had significantly strengthened our sales pipeline over what it was at the beginning of the year. We continued to balance earnings growth with investment in new products, sales and marketing, technology and research aimed at demonstrating clear proof of concept for our services.

Our 2006 revenue increased by $8.7 million to $124.6 million, or by 7.5%. However, if we adjust for the fact that last year’s revenue included $3.3 million in revenue from contracts that were part of our second quarter 2005 restructuring, our 2006 revenue increased by $12.0 million or by 10.8%.

We measure our revenue growth performance in a number of ways, including same site revenue growth and growth in non-occupational visits. Both calculations compare growth trends in sites operating for a minimum of 24 months by comparing the most recent trailing 12 month period to the preceding 12 month period. Our same site revenue growth demonstrates our ability to increase revenue at existing sites through increased or enhanced service offerings. Growth in non-occupational visits is an indicator of our ability to increase the utilization of our primary care clinics and pharmacies. The table below shows the quarterly data for both of these key performance indicators during 2006.

	Twelve months ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Same site revenue growth	8.0%	8.2%	7.9%	5.3%
Non-occupational visits	10.2%	9.5%	8.4%	6.2%

Our sites under management vary considerably in size. For sites that had been in operation for at least 12 months through December 31, 2006, our median site generated revenue of $291,000 in 2006; 25% of our sites generated revenue of more than $702,000 and 25% of our sites produced revenue of $132,000 or less. The mean (average) revenue per site was $686,000. Our largest sites produced several million dollars in revenue each; these are generally the integrated care sites that provide primary care and pharmacy but also include some large traditional occupational health sites.

Our pharmacy business showed strong growth as pass-through pharmaceutical purchases increased by $19.6 million or by 14.7%.

$ in thousands

	2006	2005	Growth
Quarter Ended
March 31	$ 37,442	$ 31,800	17.7%
June 30	37,782	31,346	20.5%
September 30	37,888	34,365	10.3%
December 31	39,607	35,615	11.2%
Year Ended December 31	$ 152,719	$ 133,126	14.7%

Our 2006 gross margin (net revenue minus operating expenses) increased to 25.1% from 23.7% in 2005. Much of this margin improvement stemmed from reductions in insurance related expenses, including $1.3 million in one-time premium refunds from insurance companies with which we did business in the past. Excluding these insurance-related savings, our 2006 gross margin would have been 24.1%, an increase of 0.4% over the prior year.

We also measure the relationship between our margins on new business to our existing book of business by comparing margins on sites that have been operating for at least 12 months with margins on all our other sites that were also operating for the preceding 12 month period. The table below shows the ratio of new site margins to existing site margins for the trailing four quarters ended on each date.

	Quarter ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Ratio of new site gross margin to existing site gross margin	1.04	1.22	1.22	1.08

Our margins also vary by site. Our median gross margin for sites in operation for at least 12 months was 20.7%; the mean average margin for these sites was 22.5%. Our larger, integrated care sites tend to have higher margins than smaller, traditional occupational health sites. Sites where we provide pharmacy services generally have higher margins due to economies of scale in purchasing of pharmaceutical ingredients, which affect our net revenue while the expenses associated with our system-wide pharmacy services (see Item 1, Description of Business, of this Annual Report on Form 10-K) are included in our general and administrative (“G&A”) expenses.

Our G&A expenses increased during 2006 by $3.3 million, to $26.4 million. Approximately $1.9 million, or 58% of the total increase, was due to implementation of SFAS 123(R) ($1.3 million) and compliance with Section 404 of the Sarbanes-Oxley Act ($0.6 million). Another 15% of the increase ($0.5 million) represents normal increases in associate compensation. The balance of the increase, which was concentrated in the fourth quarter, was discretionary investment in new product development, sales and marketing and information systems. Our strategy is to fund organic growth of our on-site business using internally generated funds and debt while investing in the business of the future. We thus balance growth in earnings with spending on new products, systems and people. A significant portion of such spending increased our G&A expenses and reduced the rate of growth of our profitability in 2006.

We measure the growth of our G&A expenses relative to our revenue. We also track our G&A spending excluding certain expense categories that are either compliance-related (SFAS 123R stock compensation expense, Sarbanes-Oxley related expenses) or discretionary in amount (new product development, sales and marketing). Overall, our G&A rate for 2006 increased by 1.2% of revenue to 21.2% of revenue. This increase is largely due to our change of accounting for stock-based compensation and expenses related to our compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002.

The following table breaks out certain 2006 G&A expenses by quarter and as a percent of revenue to provide additional insight on what types of G&A costs we incur:

$ in thousands

	Quarter ended				Year ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	December 31, 2006
Net revenue	$30,525	30,042	30,495	33,527	$124,589
Total G&A expenses	5,992	5,926	6,437	8,046	26,401
G&A as % of revenue	19.6%	19.7%	21.1%	24.0%	21.2%
G&A excluding certain expenses as % of revenue (1)	17.2%	17.0%	16.9%	18.5%	17.4%
______
(1) Excludes SFAS 123R expense, and expenses related to Sarbanes-Oxley Act compliance, new product development, and sales and marketing.

Net income applicable to common stockholders for 2006 increased to $0.6 million, or $0.02 per diluted share, compared with a net loss applicable to common stockholders of $(16.1) million, or $(0.54) per diluted share in 2005. Excluding restructuring charges of $13.9 million from last year’s net loss, we increased our net income applicable to common stockholders by $2.8 million. Approximately $0.8 million of this improvement was due to ongoing conversions of our preferred stock, which reduced preferred dividends from $2.0 million in 2005 to $1.2 million in 2006. Our 2006 net income was also affected by a non-recurring gain related to discontinued business of $1.3 million.

We also use earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a measure of our financial performance. To provide comparability with our results in 2005, we show EBITDA including and excluding the effects of SFAS 123(R) on non-cash stock compensation (a new requirement in 2006 that was not included in 2005 results) and certain other non-cash gains and losses (that is, this year’s $1.3 non-recurring million gain from discontinued business and non-cash restructuring charges incurred in 2005).

$ in thousands

	2006	2005

Net income (loss)	$1,766	$(14,072)
Interest	474	454
Taxes	511	147
Depreciation and amotization	3,489	3,855
Reported EBITDA	6,240	(9,616)
SFAS 123R expense	1,268	—
Income from discontinued operations	(1,299)	—
Restructuring-related activities	—	13,916
EBITDA, excluding certain non-cash items	$6,209	$4,300

Reported EBITDA in 2006 was $6.2 million compared to reported EBITDA of negative $(9.6) million for 2005. Excluding the items mentioned above, 2006 EBITDA was $6.2 million compared to $4.3 million for 2005, an increase of 44%. This shows the effectiveness of our 2005 restructuring as well as our success in balancing earnings growth with significant investment in our future.

Consolidated Results

The following table presents selected consolidated financial data for each of the past three years:

$ in thousands, except per share amounts

Consolidated Performance Summary	2006	2005		2004

Revenue	$ 124,589	$ 115,887		$ 76,402
Gross profit as % of revenue	25.2%	23.7%		23.9%
G&A as % of revenue	21.2%	20.0%		21.7%
Operating income/(loss)	$ 1,682	$ (13,232	)(1)	$ (2,200)
Operating income as % of revenue	1.4%	(11.4)%		(2.9)%
Net income (loss) applicable to common stockholders	$ 582	$ (16,121)		$ (21,635)
Diluted earnings (loss) per share	$ 0.02	$ (0.54)		$ (0.96)
__________
(1)         Effective June 30, 2005, we completed an in-depth analysis of our structure and product and development efforts. Our analysis led to the conclusion that certain products and services that we had been offering were no longer essential to our business. We implemented a restructuring of certain operations and related activities resulting in the impairment charges of $12.5 million, charges associated with loss contracts of $0.7 million, and restructuring charges of $0.8 million.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue for the year ended December 31, 2006 was $124.6 million, an increase of $8.7 million or 7.5% from $115.9 million for the year ended December 31, 2005. The substantial increase results from the overall addition of 19 facilities, and year over year growth in existing site revenue. Of the 19 net new facilities, 10 facilities were added late in the third quarter and did not make a substantial contribution to revenue until the fourth quarter.

Operating expenses, which represent our direct costs associated with the operation of our on-site and health management services, amounted to $93.2 for the year ended December 31, 2006, an increase of $4.8 million from $88.5 million for the year ended December 31, 2005. The increase is a result of a greater number of facilities under management and the growth of services provided to existing clients. Operating expenses as a percent of revenue were 74.8% for 2006, a slight improvement over 76.3% for 2005. This improvement was principally the result of $1.3 million of insurance-related expense reductions.

During 2005, we completed an in-depth analysis of our structure and product development efforts, which led to the conclusion that certain products and services that we had been offering were no longer essential to our business. We therefore implemented a restructuring of our operations and related activities including:

•
An impairment of $12.5 million for long-lived assets consisting of (1) $3.6 million associated with proprietary software products we no longer develop, sell or support, (2) $8.4 million associated with goodwill from a previous acquisition, and (3) $0.5 million associated with miscellaneous long-lived assets.

•	A provision for loss contracts of $0.7 million for certain customer contracts that were likely to continue to be unprofitable, notwithstanding implemented reductions in our operating expenses, and

•	Restructuring expenses of $0.8 million including one-time termination benefits, contract termination costs, and other associated restructuring costs.

General and administrative expenses, which represent our corporate costs, increased to $26.4 million for the year ended December 31, 2006 from $23.1 million for the year ended December 31, 2005. Of the $3.3 million increase, $1.3 million is attributable to the implementation of SFAS 123(R) and $0.6 million was spent on compliance efforts under Section 404 of the Sarbanes-Oxley Act of 2002. The remaining increase was due to expenditures on new product development and sales and marketing activities as well as general costs associated with the overall growth of the business.

Depreciation and amortization expenses were $3.3 million for the year ended December 31, 2006, a decrease of $0.4 million as compared to $3.6 million for the year ended December 31, 2005. The decrease is attributable to certain intangible and long-lived assets being fully depreciated during 2005.

Interest expense was $0.5 million for the year ended December 31, 2006 and 2005. Interest expense is primarily attributable to our senior secured credit facility. Our average balance outstanding under our credit facility has decreased slightly from 2005 despite our working capital needs having increased due to our additional facilities.

Amortization of financing costs for each of the years ended December 31, 2006 and 2005 was $0.2 million.

The provision for income taxes for the year ended December 31, 2006 was $0.5 million, representing an increase of $0.4 million from $0.1 million for the year ended December 31, 2005. This increase is related to certain state taxes for CHD Meridian Healthcare operations.

Income from discontinued operations in 2006 is attributable to the reversal of $1.3 million of reserves related to two government contracts that were terminated in 2001. During 2006, we determined that the likelihood of loss related to these contracts was remote based primarily on the running of the statute of limitations and other judgmental factors. Accordingly, we released this reserve during the quarter ended December 31, 2006.

For the year ended December 31, 2006, our net income was $1.8 million, as compared to a net loss of $14.1 million for the year ended December 31, 2005. The net loss for 2005 included restructuring related charges of $13.9 million as discussed above.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue for the year ended December 31, 2005 was $115.9 million, an increase of $39.5 million from $76.4 million for the year ended December 31, 2004. The substantial increase results from the effects of the CHD Meridian Healthcare acquisition, the overall addition of 16 facilities, and year over year growth in existing site revenue.

Operating expenses, which represent our direct costs associated with the operation of our on-site and health management services, amounted to $88.5 million for the year ended December 31, 2005, an increase of $30.3 million from $58.2 million for the year ended December 31, 2004. The substantial increase is the result of the CHD Meridian Healthcare acquisition and greater number of facilities under management. Operating expenses as a percent of revenue were 76.3% for 2005, consistent with 76.1% for 2004.

During 2005, we completed an in-depth analysis of our structure and product development efforts which led to the conclusion that certain products and services that we had been offering were no longer essential to our business. We implemented a restructuring of our operations and related activities including:

•
An impairment of $12.5 million for long-lived assets consisting of (1) $3.6 million associated with proprietary software products we no longer develop, sell or support, (2) $8.4 million associated with goodwill from a previous acquisition, and (3) $0.5 million associated with miscellaneous long-lived assets.

•	A provision for loss contracts of $0.7 million for certain customer contracts that were likely to continue to be unprofitable, notwithstanding implemented reductions in our operating expenses, and

•	Restructuring expenses of $0.8 million including one-time termination benefits, contract termination costs, and other associated restructuring costs.

General and administrative expenses, which represent our corporate costs, increased to $23.1 million for the year ended December 31, 2005 from $16.6 million for the year ended December 31, 2004. The increase of $6.5 million is primarily attributable to the CHD Meridian Healthcare acquisition.

Depreciation and amortization expenses were $3.6 million for the year ended December 31, 2005, a decrease of $0.3 million as compared to $3.9 million for the year ended December 31, 2004. The decrease is attributable to certain intangible and long-lived assets being fully depreciated during 2005.

Interest expense for the year ended December 31, 2005 was $0.5 million, representing a decrease of $0.5 million from $1.0 million for the year ended December 31, 2004. Interest expense in 2005 is primarily attributable to our senior secured credit facility, as contrasted with 2004 interest expense that also includes non-cash charges associated with a convertible debenture and associated warrants.

Amortization of financing costs for the year ended December 31, 2005 was $0.2 million, representing an increase of $0.1 million from $0.1 million for the year ended December 31, 2004. The increase is due to additional debt issuance costs capitalized in association with amendments of our senior secured credit facility during 2005 and 2004.

The provision for income taxes for the year ended December 31, 2005 was $0.1 million, representing a decrease of $0.2 million from $0.3 million for the year ended December 31, 2004. This increase is related to certain state taxes for CHD Meridian Healthcare operations.

Other expense for the year ended December 31, 2004 relates to a one-time non-cash charge of $0.4 million associated with the fair value of certain warrants. This charge represents the increase in the fair value of the common stock underlying warrants between the date on which the warrants were granted and the date on which the registration statement covering the resale of such common stock was declared effective by the Securities and Exchange Commission.

For the year ended December 31, 2005, our net loss was $14.1 million, as compared to a net loss of $4.0 million for the year ended December 31, 2004. The net loss for 2005 includes restructuring related charges of $13.9 million. The net loss for 2004 includes $0.8 million of transaction related compensation costs, which were included in general and administrative expense.

Green Hills Insurance Company and Risk Matters

In 2004, we formed Green Hills Insurance Company, a risk retention group (“GHIC”), to self-insure a portion of our professional and general liability insurance. The risk retention group has stabalized insurance costs for our clients while maintaining an unchanged or improved risk exposure for our healthcare operations. We have retained independent third parties to advise our risk retention group, including a captive insurance company manager, an actuarial consulting firm, and a national claims manager.

GHIC’s loss and loss adjustment reserves are adjusted monthly and represent management’s best estimate of the then applicable ultimate net cost of all reported and unreported losses. Management’s estimates incorporate the determinations presented in an independent actuarial report prepared for GHIC. The report is updated by the actuarial consulting firm as management determines is appropriate in its reasonable judgment, but not less frequently than annually.

We purchase excess insurance to mitigate risk in excess of GHIC’s policy limits.

During 2006, we received $0.7 million from two insurance carriers from whom we had purchased insurance policies prior to the formation of GHIC. These recoveries were recorded as reductions to operating expenses in 2006. In addition, based on updated actuarial analysis and actual loss experience, we revised our estimates of professional liability exposures and accordingly reduced our reserves by approximately $0.6 million.

Operating an insurance subsidiary subjects us to the risks associated with any insurance business, which include investment risk relating to the performance of assets set aside as reserves for future claims (Green Hills cash at December 31, 2006, is $7.2 million and is invested in a low-risk money market account), the uncertainty of making actuarial estimates of projected future professional liability losses, and loss adjustment expenses. Failure to make an adequate return on our investments, to maintain the principal of invested funds, or to estimate future losses and loss adjustment expenses accurately, could cause us to sustain losses. Also, maintaining the insurance subsidiary has exposed us to substantial additional regulatory requirements, with attendant risks if we fail to comply with applicable regulations.

Selected Quarterly Operating Results

The following table shows our quarterly unaudited consolidated financial information for the eight quarters ended December 31, 2006. We prepared this information on the same basis as the annual information presented in other sections of this Annual Report. In management’s opinion, this information reflects all adjustments, all of which are of a normal recurring nature, that are necessary for a fair presentation of the results for these periods. Please do not rely on the operating results for any quarter to predict the results for any subsequent period or for the entire year. Future quarterly results may vary.

$ in thousands, except per share amounts
	(Unaudited)
	Quarter ended
	2006				2005
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31

Net revenue	$33,527	$30,495	$30,042	$30,525	$31,359	$28,824	$28,239	$27,465

Costs and expenses
Operating expenses	24,397	22,622	22,785	23,433	23,714	21,736	21,855	21,152
Impairment of long-lived assets	--	--	--	--	--	--	12,470	--
Provision for loss contracts	--	--	--	--	--	(1,453)	2,116	--
Restructuring expenses	--	--	--	--	--	(56)	839	--
General and administrative expenses	8,046	6,437	5,926	5,992	5,767	5,519	6,341	5,503
Depreciation and amortization	746	826	828	859	876	772	916	1,052
Total costs and expenses	33,189	29,885	29,539	30,294	30,357	26,518	44,537	27,707

Operating income (loss)	338	610	503	231	1,002	2,306	(16,298)	(242)

Other expenses
Interest expense	132	113	115	114	55	95	177	127
Amortization of financing costs	58	59	57	56	57	57	80	45
Total other expenses	190	172	172	170	112	152	257	172

Income/(loss) before provision for income taxes	148	438	331	61	890	2,154	(16,555)	(414)

Provision for income taxes	97	234	90	90	141	(253)	252	7

Income (loss) from continuing operations	51	204	241	(29)	749	2,407	(16,807)	(421)

Income from discontinued operations	1,299	--	--	--	--	--	--	--

Net income (loss)	1,350	204	241	(29)	749	2,407	(16,807)	(421)

Less preferred stock dividend	(282)	(282)	(283)	(337)	(489)	(518)	(518)	(524)

Net income (loss) attributable to common stockholders	$1,068	$(78)	$(42)	$(366)	$260	$1,889	$(17,325)	$(945)

Income (loss) per common share, basic
From continuing operations	$(0.01)	$(0.00)	$(0.00)	$(0.01)	$0.01	$0.06	$(0.57)	$(0.04)
From discontinued operations	$0.04	$--	$--	$--	$--	$--	$--	$--
Net earnings (loss) per common share	$0.03	$(0.00)	$(0.00)	$(0.01)	$0.01	$0.06	$(0.57)	$(0.04)

Income (loss) per common share, diluted
From continuing operations	$(0.01)	$(0.00)	$(0.00)	$(0.01)	$0.01	$0.06	$(0.57)	$(0.04)
From discontinued operations	$0.03	$--	$--	$--	$--	$--	$--	$--
Net earnings (loss) per common share	$0.03	$(0.00)	$(0.00)	$(0.01)	$0.01	$0.06	$(0.57)	$(0.04)

Liquidity and Capital Resources

Summary

Cash recorded on our consolidated balance sheet consists primarily of cash held by our insurance subsidiary. We utilize a revolving senior secured credit facility to manage our working capital needs during the year. Our payables and cash outlays are driven primarily by pass-through pharmaceutical purchases averaging $6.2 million every two weeks and weekly payroll-related disbursements. During 2006, our weighted-average balance outstanding under our revolving credit facility was $6.7 million.

We ended 2006 with $6.6 million of cash and cash equivalents, an increase of $1.2 million from the end of 2005. This increase is attributable to increased cash reserves held at our insurance subsidiary. Working capital, the ratio of current assets to current liabilities excluding dividends payable on Series A Convertible Preferred Stock in shares of common stock, was 1.27 at December 31, 2006, as compared to 1.00 at December 31, 2005. This improvement is partially attributable to the reversal of $1.3 million of reserves associated with a terminated contract, which were classified as net liabilities of discontinued operations in current liabilities at December 31, 2005. Nonetheless, we believe that these ratios demonstrate adequate financial liquidity. We also believe that availability under our credit facility and our cash and cash equivalents will be sufficient to meet our anticipated cash needs for the next 12 months.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three years:

$ in thousands
	2006	2005	2004
Total cash provided by (used in):
Operating activities	$1,889	$3,760	$(862)
Investing activities	(1,531)	(2,661)	(21,691)
Financing activities	814	482	25,784
Increase in cash and cash equivalents	$1,172	$1,581	$3,231

Operating Activities

Cash provided by operating activities was $1.9 million for 2006, compared with $3.8 million for 2005 and cash used in operating activities of $0.8 million for 2004. The decline in operating cash flows for 2006, compared with 2005, was due primarily to a decrease in cash provided from changes in operating assets and liabilities, partially offset by increased net income and non-cash expenses.

Investing Activities

Cash used in investing activities was $1.5 million for 2006, compared with $2.7 million for 2005 and $21.7 million for 2004. Investing activities in 2004 included $18.4 million related to the acquisition of CHD Meridian Healthcare. We invested $0.8 million and $1.8 million in 2005 and 2004, respectively, in capitalized software. The decrease in cash used in investing activities for 2006, compared with 2005, was due primarily to our discontinuation of certain internally developed software through our restructuring in 2005. Refer to Note 4, Restructuring and Related Activities, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our restructuring activities in 2005. Also refer to Capital Expenditures in the Liquidity and Capital Resources section of this MD&A for additional information. In 2006, we used cash for the enhancement of information and service systems. The primary purpose of this cash investment activity was to support our clinicians at site locations, improve our operational efficiency and create scalability for future service offerings.

Financing Activities

Cash provided by financing activities was $0.8 million for 2006, compared with $0.5 million and $25.8 million for 2005 and 2004, respectively. The increase in cash provided by financing activities for 2006, compared with 2005, was due primarily to additional draws under our credit facility and proceeds from stock private placements and stock option exercises. Financing activities during 2004 included transactions related to the purchase of CHD Meridian Healthcare.

Sources of Liquidity

Funds generated by operating activities and available cash and cash equivalents continue to be our most significant sources of liquidity. We believe funds generated from these sources will be sufficient to finance continuing operations and strategic initiatives for the next year. In addition, our revolving senior secured credit facility is available for additional working capital needs or investment opportunities. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our credit facility.

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

We have a revolving credit facility that is secured by substantially all of our tangible assets. The facility expires on January 1, 2008. We are currently negotiating a new credit facility and anticipate having a firm commitment by March 31, 2007. Borrowings under our credit facility bear interest at rates specified in the credit agreement. We also pay certain facility and agent fees. Amounts outstanding under letters of credit of $1.0 million at December 31, 2006, reduce amounts available under this facility. As of December 31, 2006 and December 31, 2005, $4.9 million was available under the facility. Borrowings under the facility at December 31, 2006 and 2005 were $9.1 million and $8.6 million, respectively.

Our ability to access our credit facility is subject to our compliance with the terms and conditions of the credit facility, including financial covenants that require us to maintain certain financial ratios. At December 31, 2006, we were in compliance with all such covenants.

Capital Expenditures

A component of our long-term strategy is our capital expenditure program. This program includes, among other things, investments in sales and marketing, service improvements, and information technology enhancements. During 2006, we invested $1.5 million in property and equipment, most of which involved upgrading our information technology systems to provide future leverage in both operating and general and administrative expense ratios. Capital expenditures are funded through cash provided by operating activities, as well as available cash and cash equivalents. In 2007, we anticipate investing $1.5 million to $2.0 million on capital expenditures.

Contractual Obligations and Commitments

We have various contractual obligations that are recorded as liabilities in our condensed consolidated financial statements. Other items, such as operating lease contract obligations are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed.

The following table summarizes our significant contractual obligations at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash in future periods:

$ in thousands, except per share amounts
	Payments due by period
Contractual obligations	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
Operating leases	$5,279	$1,896	$2,513	$716	$154
Less: Amounts reimbursed by clients (1)	679	585	91	3	--
	$4,600	$1,311	$2,422	$713	$154
___________
(1)
From time to time, we enter into operating leases for offices and equipment leases on behalf of our clients in order to facilitate the delivery of our services at client locations. In such cases, our clients agree to reimburse us for the expenses incurred related to these operating leases.

Critical Accounting Estimates

Our consolidated financial statements and applicable notes are prepared in accordance with the generally accepted accounting principles (“GAAP”) in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our estimates and judgments on our historical experience, current trends and on various other factors that we believe are reasonable under the circumstances. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Notwithstanding these efforts, there can be no assurance that actual results will not differ from the respective amount of those estimates.

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Professional Liability Reserves

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

We have not made any material changes in our professional liability reserves methodology during the past three years.

Although considerable variability is inherent in our estimates, management believes the reserves for losses and loss adjustment expenses are adequate. However, if future claims history were larger in either frequency or severity or a combination of two, we may be exposed to losses that could be material.

Goodwill and Intangible Assets

We evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. We complete our impairment evaluation by performing internal valuation analyses and considering other publicly available market information.

In the fourth quarter of 2006, we completed our annual impairment testing of goodwill using the methodology described here, and determined there was no impairment.

The carrying value of goodwill as of December 31, 2006 was $52 million.

We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. Our policy is to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.

We have not made any material changes in our impairment loss assessment methodology during the past three years.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for goodwill impairment losses. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to an impairment charge that could be material.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Tax Contingencies

Our income tax returns, like those of most companies, are periodically audited by domestic tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with our various tax filing positions, we record reserves for probable exposures. A number of years may elapse before a particular matter, for which we have established a reserve, is audited and fully resolved or clarified. We adjust our tax contingencies reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.

Our tax contingencies reserve contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions.

Our effective income tax rate is also affected by changes in tax law, the tax jurisdiction of new sites or business ventures, the level of earnings and the results of tax audits.

Although management believes that the judgments and estimates discussed here are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material.

To the extent we prevail in matters for which reserves have been established or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of our cash and result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction in our effective income tax rate in the period of resolution.

Revenue Recognition

See Note 1, Summary of Significant Accounting Policies, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our revenue recognition policies.

We generate revenue from contractual client obligations for on-site healthcare and pharmacy services in either a fixed fee or a cost-plus arrangement. For fixed fee contracts, revenue is recorded on a straight-line basis as services are rendered. For cost-plus contracts, revenue is recorded as costs are incurred with the management fee component recorded as earned based on the method of calculation stipulated in the applicable client contract.

Revenue is recorded at the estimated net amount to be received from clients for services rendered. The allowance for doubtful accounts represents management’s estimate of potential credit issues associated with amounts due from customers.

We follow Staff Accounting Bulletin No. 101, Revenue Recognition, in determining when to recognize revenue. Certain contracts contain performance conditions where a portion of our fees are at risk contingent on our ability to satisfy our contractual obligations (such as client or patient satisfaction or generic utilization). In these instances, we use judgment to conclude on whether we will ultimately satisfy the required contractual obligations.

Although we believe our judgments are reasonable, it is possible that we may not satisfy all of our contractual obligations which could materially affect the amount of revenue recognized in our financial statements.

Stock-Based Compensation

We have stock-based compensation plans, which include stock options and restricted share awards. See Note 2, Summary of Significant accounting and Policies, and Note 10, Share Based Compensation, to the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our stock-based compensation programs.

We determine fair value of our stock option awards at the date of grant using a Black-Scholes model.

We determine the fair value of our restricted share awards at the date of grant using generally accepted valuation techniques and a trailing ten day average closing market price of our stock.

Black-Scholes option-pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the volatility of our stock price, expected dividend yield, and employee forfeiture behaviors. Changes in these assumptions can materially affect the fair value estimate.

We do not believe there is a reasonable likelihood that there will be a material change in future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material.

If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statements my not be representative of the actual economic cost of the stock-based compensation.

A 1% change in our stock-based compensation expense for the year ended December 31, 2006, would have an immaterial affect on earnings.

Pass-Through Pharmaceutical Purchases

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

New Accounting Standards

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the impact of FIN 48 on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 157 on our consolidated financial statements.

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

The following table describes activity related to our Series A Convertible Preferred Stock:

	2006	2005	2004
Series A Convertible Preferred Stock converted	293,938	217,244	129,717
Common shares issued upon conversion	2,939,377	2,172,445	1,297,164
Common shares issued in satisfaction of dividends accrued	417,016	418,334	132,983
Total common shares issued upon Series A Convertible Preferred Stock conversions	3,356,393	2,590,779	1,430,147

Further, between January 17, 2007 and March 6, 2007, 265,750 shares of Series A Convertible Preferred Stock were converted into 2,657,500 shares of common stock, and 424,158 shares of common stock were issued to satisfy the dividends accrued on the converted shares.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our senior credit facility is not subject to material interest-rate volatility risk. The rates on the credit facility during 2006 ranged from 7.2% to 8.4%. If the rates on the debt were to increase to 9.0%, the resulting financial impact would not be material to our financial statements. We do not manage our debt interest-rate volatility risk through the use of derivative instruments.

Overall, there have been no material changes in our primary risk exposures or management of market risks since the prior year. We do not expect any material changes in our primary risk exposures or management of market risks for the foreseeable future.

Item 8. Financial Statements and Supplementary Data

Our management is responsible for the preparation, integrity and objectivity of the accompanying consolidated financial statements and the related financial information. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and necessarily include certain amounts that are based on estimates and informed judgments. Our management also prepared the related financial information included in this Annual Report on Form 10-K and is responsible for its accuracy and consistency with the financial statements.

The consolidated financial statements have been audited by Goldstein Golub Kessler LLP for the years ended December 31, 2006, 2005 and 2004, an independent registered public accounting firm that conducted its audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). The independent registered public accounting firm’s responsibility is to express an opinion as to the fairness with which such financial statements present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed under the supervision of our principal executive officer and principal financial and accounting officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and include those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets;

(2) Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and

(3)  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2006. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting. Goldstein Golub Kessler LLP , the independent registered accounting firm that audited our consolidated financial statements for the year ended December 31, 2006, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified attestation report on management’s assessment of internal control over financial reporting.

/s/ R. Dixon Thayer	/s/ David R. Bock
R. Dixon Thayer	David R. Bock
Chief Executive Officer	Executive Vice President
(Principal Executive Officer)	and Chief Financial Officer
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of I-trax, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that I-trax, Inc. (I-trax) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). I-trax management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that I-trax, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, I-trax, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006, of the Company and our report dated March 10, 2007 expressed an unqualified opinion on those financial statements.

/s/ GOLDSTEIN GOLUB KESSLER LLP
GOLDSTEIN GOLUB KESSLER LLP

New York, New York
March 10, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of I-trax, Inc.

We have audited the accompanying consolidated balance sheets of I-trax, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I-trax, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with United States generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payments to adopt Statement of Financial Accounting Standards No. 123(R) Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GOLDSTEIN GOLUB KESSLER LLP
GOLDSTEIN GOLUB KESSLER LLP

New York, New York
March 10, 2007

I-TRAX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

ASSETS
	December 31,
	2006	2005
Current assets
Cash and cash equivalents	$6,558	$5,386
Accounts receivable, net	21,704	15,490
Other current assets	1,526	1,899
Total current assets	29,788	22,775

Property and equipment, net	3,377	4,042
Goodwill	51,620	51,620
Customer list, net	18,159	19,641
Other intangible assets, net	402	864
Other long term assets	41	41

Total assets	$103,387	$98,983

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$10,376	$8,069
Accrued payroll and benefits	4,444	3,961
Net liabilities of discontinued operations	--	1,299
Accrued loss contracts	--	419
Current portion of accrued restructuring charges	118	312
Other current liabilities	11,627	11,782
Total current liabilities	26,565	25,842

Senior secured credit facility	9,057	8,649
Note payable	129	--
Accrued restructuring charges, net of current portion	--	14
Other long term liabilities	1,945	2,315

Total liabilities	37,696	36,820

Commitments and contingencies

Stockholders’ equity
Preferred stock - $.001 par value, 2,000,000 shares authorized, 559,101 and 853,039 issued and outstanding, respectively; Liquidation preference: $13,978,000 and $21,326,000 at December 31, 2006 and 2005, respectively	1	1
Common stock - $.001 par value, 100,000,000 shares authorized 36,613,707 and 32,818,955 shares issued and outstanding, respectively	35	32
Additional paid in capital	136,623	134,864
Accumulated deficit	(70,968)	(72,734)
Total stockholders’ equity	65,691	62,163

Total liabilities and stockholders’ equity	$103,387	$98,983

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Year ended December 31,
	2006	2005	2004

Net revenue	$124,589	$115,887	$76,402

Costs and expenses
Operating expenses	93,247	88,457	58,151
Impairment of intangible and long-lived assets	--	12,470	--
Provision for loss contracts	--	663	--
Restructuring expenses	--	783	--
General and administrative expenses	26,401	23,130	16,585
Depreciation and amortization	3,259	3,616	3,866
Total costs and expenses	122,907	129,119	78,602

Operating income (loss)	1,682	(13,232)	(2,200)

Other expenses
Interest expense	474	454	1,002
Amortization of financing costs	230	239	132
Other (income) expenses	--	--	350
Total other expenses	704	693	1,484

Loss before provision for income taxes	978	(13,925)	(3,684)

Provision for income taxes	511	147	253

Income (loss) from continuing operations	467	(14,072)	(3,937)

Income from discontinued operations (see Note 5)	1,299	--	--

Net income (loss)	1,766	(14,072)	(3,937)

Less preferred stock dividend	(1,184)	(2,049)	(1,878)

Less deemed dividends applicable to preferred stockholders	--	--	(15,820

Net income (loss) applicable to common stockholders	$582	$(16,121)	$(21,635)

Earnings (loss) per common share:
Basic
From continuing operations	$(0.02)	$(0.54)	$(0.96)
From discontinued operations	$0.04	$--	$--
Net earnings (loss) per common share	$0.02	$(0.54)	$(0.96)

Diluted
From continuing operations	$(0.02)	$(0.54)	$(0.96)
From discontinued operations	$0.03	$--	$--
Net earnings (loss) per common share	$0.02	$(0.54)	$(0.96)

Weighted average number of shares outstanding, basic	36,039,650	29,716,114	22,466,262

Weighted average number of shares outstanding, diluted	37,614,510	29,716,114	22,466,262

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2003	--	$--	13,966,817	$14	$47,276	$(38,905)	$8,385

Reclassification of common stock warrants to paid in capital	--	--	--	--	3,110	--	3,110

Issuance of common stock in satisfaction of promissory note and other settlement, net of costs	--	--	69,165	--	71	--	71

Issuance of common stock upon conversion of debenture and accrued interest	--	--	427,106	--	747	--	747

Issuance of common stock upon exercise of warrants	--	--	333,583	--	52	--	52

Sale of preferred stock, net of costs	1,000,000	1	--	--	23,509	--	23,510

Issuance of preferred stock for acquisition of CHD Meridian	400,000	--	--	--	10,000	--	10,000

Redemption of preferred stock	(200,000)	--	--	--	(5,000)	--	(5,000)

Issuance of common stock for acquisition of CHD Meridian	--	--	10,000,000	10	36,290	--	36,300

Conversion of preferred stock and accrued dividends on preferred stock into common stock	(129,717)	--	1,430,147	1	192	--	193

Preferred stock dividend	--	--	--	--	(1,878)	--	(1,878)

Deemed dividends applicable to issuance of preferred stock	--	--	--	--	15,820	(15,820)	--

Issuance of common stock warrants in connection with amendment of senior secured credit facility	--	--	--	--	210	--	210

Net loss for the year ended December 31, 2004	--	--	--	--	--	(3,937)	(3,937)

Balances at December 31, 2004	1,070,283	$1	26,226,818	$25	$130,399	$(58,662)	$71,763

(Continued on following page.)
The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

(Continued from previous page.)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2004	1,070,283	$1	26,226,818	$25	$130,399	$(58,662)	$71,763

Warrant exercises	--	--	22,158	--	--	--	--

Issuance of warrants for services	--	--	--	--	31	--	31

Issuance of common stock (Note 3)	--	--	3,859,200	4	5,592	--	5,596

Conversion of preferred stock and accrued dividends on preferred stock into common stock	(217,244)	--	2,590,779	3	682		685

Preferred stock dividend	--	--	--	--	(2,049)	--	(2,049)

Employee stock purchase	--	--	120,000	--	184	--	184

Non-cash compensation	--	--	--	--	25	--	25

Net loss for the year ended December 31, 2005	--	--	--	--	--	(14,072)	(14,072)

Balances at December 31, 2005	853,039	$1	32,818,955	$32	$134,864	$(72,734)	$62,163

(Continued on following page.)
The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

(Continued from previous page.)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2005	853,039	$1	32,818,955	$32	$134,864	$(72,734)	$62,163

Warrant exercises	--	--	210,176	--	21	--	21

Issuance of warrants for services	--	--	--	--	100	--	100

Conversion of preferred stock and accrued dividends on preferred stock into common stock	(293,938)	--	3,356,391	3	1,112		1,115

Preferred stock dividend	--	--	--	--	(1,184)	--	(1,184)

Private placement of common stock	--	--	70,833	--	237		237

Exercise of options	--	--	157,352	--	148		148

Modification of warrant	--	--	--	--	57	--	57

Stock based compensation	--	--	--	--	1,268	--	1,268

Net income for the year ended December 31, 2006	--	--	--	--	--	1,766	1,766

Balances at December 31, 2006	559,101	$1	36,613,707	$35	$136,623	$(70,968)	$65,691

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31
	2006	2005	2004
Operating activities:
Net income (loss)	$1,766	$(14,072)	$(3,937)
Adjustments to reconcile net income (loss) to net cash provided by/(used in) operating activities:
Discontinued operations	(1,299)	--	--
Impairment	--	12,470	--
Modification of warrants	57	--	--
Issuance of stock below market value	130	--	--
Stock based compensation	1,268	--	--
Loss on disposal of assets	651	--	--
Accrued restructuring charges	--	828	--
Accrued loss on contracts	--	663	--
Depreciation and amortization	3,259	3,616	3,866
Employee stock purchase	--	34	--
Options issued below market value	--	25	--
Accretion of discount on notes payable charged to interest expense and beneficial conversion value of debenture	--	--	573
Issuance of warrants for services	100	31	--
Issuance of warrants related to senior credit facility	--	--	210
Other non-cash items	--	--	(46)
Increase in fair value of common stock warrants	--	--	350
Amortization of financing costs	230	240	132
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(6,214)	(3,874)	(600)
Deferred tax asset	--	1,198	(919)
Other current assets	373	54	(793)
Other long term assets	--	20	--
Accounts payable	2,306	1,951	(939)
Accrued payroll and benefits	483	65	(609)
Accrued loss contracts	(419)	(244)	--
Accrued restructuring charges	(209)	(502)	--
Other current liabilities	(223)	2,801	761
Deferred tax liability	--	(1,526)	1,526
Other long term liabilities	(370)	(18)	(437)
Net cash provided by/(used in) operating activities	1,889	3,760	(862)
Investing activities:
Purchases of property and equipment	(1,506)	(2,548)	(3,070)
Acquisition of intangible assets	(25)	(113)	(185)
Acquisition of CHD Meridian, net of acquired cash	--	--	(18,440)
Proceeds from sale of equipment	--	--	4
Net cash used in investing activities	(1,531)	(2,661)	(21,691)
Financing activities:
Principal payments on capital leases	--	(9)	(38)
Proceeds from option exercises	148	--	--
Proceeds from private placement of common stock	107	--	--
Proceeds from warrant exercises	22	--	--
(Repayment to)/proceeds from related parties	--	--	(280)
Repayment of note payable	(55)	--	(618)
Proceeds from exercise of warrants	--	--	52
Proceeds from bank credit facility	592	341	8,158
Proceeds from sale of stock and exercise of warrants	--	150	--
Proceeds from sale of preferred stock, net of issuance costs	--	--	23,510
Redemption of preferred stock	--	--	(5,000)
Net cash provided by financing activities	814	482	25,784
Net increase in cash and cash equivalents	1,172	1,581	3,231
Cash and cash equivalents at beginning of year	5,386	3,805	574
Cash and cash equivalents at end of year	$6,558	$5,386	$3,805

(Continued on following page.)
The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(Continued from previous page.)

	Year ended December 31,
	2006	2005	2004
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$673	$649	$543
Income taxes	$650	$312	$285

Schedule of non-cash investing and financing activities:
Issuance of warrants for services	$100	$31	$--
Reclassification of common stock warrants to paid in capital	$--	$--	$3,110
Issuance of common stock in connection with conversion of promissory note and other settlement	$--	$--	$71
Issuance of common stock in connection with conversion of debenture payable	$--	$--	$747
Deemed dividends applicable to issuance of preferred stock	$--	$--	$15,820
Issuance of common and preferred stock in connection with the acquisition of CHD Meridian	$--	$--	$46,300
Accrued purchase price (see Note 3)	$--	$1,346	$7,294
Preferred stock dividend	$1,184	$2,049	$1,878
Conversion of accrued dividends to common stock	$1,115	$685	$195
Purchase of all capital stock of CHD Meridian and assumption of liabilities in the acquisition as follows:
Fair value of non-cash tangible assets acquired	$--	$--	$17,256
Goodwill	--	--	52,966
Customer list	--	--	22,235
Other intangibles	--	--	1,167
Cash paid, net of cash acquired (includes $85 of transaction costs incurred in a prior period)	--	--	(18,525)
Accrued purchase price (see Note 3)	--	--	(7,294)
Common stock issued	--	--	(36,300)
Preferred stock issued	--	--	(10,000)
Liabilities assumed	$--	$--	$21,505

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

1. Organization

I-trax, Inc. offers integrated workplace health and productivity management solutions. We operate on-site health centers which deliver primary care, pharmacy care management, acute care corporate health, and occupational health as well as disease, wellness and lifestyle management programs. We enhance the services we offer at our on-site centers with larger scale disease management and wellness programs that utilize telephonic and e-health tools and which benefit from the trusted relationship established by our clinicians at the worksite. We are focused on helping companies achieve employer of choice status, making the workplace safe, and improving the quality of care and productivity of the workforce while mitigating healthcare costs.

We conduct on-site services through CHD Meridian Healthcare, LLC, a Delaware limited liability company (“CHD Meridian LLC”), and its subsidiary companies, and our disease management and wellness programs through I-trax Health Management Solutions, LLC, a Delaware limited liability company, and I-trax Health Management Solutions, Inc., a Delaware corporation.

Physician services at our on-site locations are provided under management agreements with affiliated physician associations, which are organized professional corporations that hire licensed physicians who provide medical services (the “Physician Groups”). The Physician Groups provide all medical aspects of our on-site services, including the development of professional standards, policies, and procedures. We provide a wide array of business services to the Physician Groups, including administrative services, support personnel, facilities, marketing, insurance, and other non-medical services.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the I-trax, Inc. and its direct and indirect subsidiaries, which include CHD Meridian LLC, Green Hills Insurance Company (see Note 13, Professional Liability and Related Reserves), and the Physician Groups. All material intercompany accounts and transactions have been eliminated. The financial statements of the Physician Groups are consolidated with CHD Meridian LLC in accordance with the nominee shareholder model of Emerging Issues Task Force (“EITF”) Issue No. 97-2, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements. CHD Meridian LLC has unilateral control over the assets and operations of the Physician Groups.

Consolidation of the Physician Groups with CHD Meridian LLC, and consequently, I-trax, is necessary to present fairly our financial position and results of operations. Control of the Physician Groups is perpetual and other than temporary because of the nominee shareholder model and the management agreements between the entities. The net tangible assets of the Physician Groups were not material at December 31, 2006 and 2005.

The results of operations for the year ended December 31, 2004 do not include the operations of CHD Meridian from January 1, 2004 through March 31, 2004, even though the merger was consummated on March 19, 2004. We began consolidating CHD Meridian’s results of operations effective as of April 1, 2004.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Accounts Receivable

We use the allowance method for determining the collectibility of our accounts receivable. The allowance method recognizes bad debt expense following a review of the individual accounts outstanding in light of the surrounding facts. Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts based on historical bad debts, factors related to specific customers’ ability to pay and economic trends. We write off accounts receivable against the allowance when a balance is determined to be uncollectible. Accounts receivable on the consolidated balance sheet is stated net of our allowance for doubtful accounts. The following table shows activity in our allowance for doubtful accounts:

December 31, 2004	$ 598
Charged to expense	21
Deductions	(14)
December 31, 2005	$ 605
Charged to expense	--
Deductions	(4)
December 31, 2006	$ 601

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful life of the assets. Leasehold improvements are amortized using the straight-line method over the term of the lease or the useful life of the improvements, whichever is shorter. Accelerated depreciation methods are generally used for income tax purposes. Repairs and maintenance costs are charged directly to expense as incurred.

In accordance with the provisions of AICPA Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, costs associated with the acquisition or development of software for internal use are capitalized and amortized over the expected useful life of the software, from 1 to 3 years. In connection with our restructuring during 2005 (see Note 4, Restructuring and Related Activities), we impaired $3,563 of software development costs associated with (1) products that we will not sell or support in the future, or (2) proprietary systems that we were no longer developing.

Property and equipment consists of the following at December 31:

	Estimated Useful Life	2006	2005
Furniture, fixtures and equipment	1-7 years	$ 5,771	$ 10,698
Leasehold improvements	5-7 years	477	701
Buildings and improvements	Varies	--	108
		6,248	11,507

Accumulated depreciation		(2,871)	(7,465)
		$ 3,377	$ 4,042

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Depreciation expense was $1,519, $1,538, and $1,183 in 2006, 2005 and 2004, respectively. During 2006, we disposed of $6,817 of obsolete furniture, fixtures and equipment resulting in a loss on disposal of $651. Of this amount, $247 is included as operating expenses in our 2006 statements of operations. The remaining $364 is included in 2006 general and administrative expenses.

We account for the impairment or disposal of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires long-lived assets, such as property and equipment, to be evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Factors considered important that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or planned operating results, significant changes in the manner of use of the assets or significant changes in our business strategies. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on quoted market prices or other valuation techniques.

Goodwill and Intangible Assets

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method as described in SFAS No. 142, Goodwill and Other Intangible Assets. We do not amortize goodwill but test it for impairment annually, or when indications of potential impairment exist, utilizing a fair value approach.

We determine fair values utilizing widely accepted valuation techniques, including discounted cash flows and market multiple analyses. During the fourth quarter of 2006, we completed our annual impairment testing of our goodwill using these valuation techniques, and determined there was no impairment.

The changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2003	$8,424
Acquisition of CHD Meridian	52,966
Balance at December 31, 2004	61,390
Restructuring-related impairment	(8,424)
Reduction in value of shares held in escrow	(1,698)
Cash bonus plan	352
Balance at December 31, 2005 and 2006	$51,620

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Customer List and Other Intangible Assets

Our customer list represents the value attributable to contracts acquired through the Company’s acquisition of CHD Meridian using a third-party valuation based on guidance prescribed in SFAS No. 141, Business Combinations. The customer list is amortized on a straight-line basis over 15 years. Other intangible assets represent technology and deferred marketing costs, which are amortized on a straight-line basis over the expected periods to be benefited, generally 3 to 5 years. We evaluated the customer list and other intangible assets for impairment during the fourth quarter of 2006 using widely accepted valuation techniques and determined there was no impairment.

Amortization of intangible assets for the years ended December 31, 2006, 2005 and 2004 amounted to $1,740, $2,078, and $2,683, respectively.

Estimated amortization expense for the next five years is as follows:

2007	$ 1,739
2008	1,547
2009	1,482
2010	1,482
2011	1,482

Debt Issuance Costs

We carry costs of issuing and amending our senior secured credit facility as debt issuance costs and amortize them over the term of the facility. Amortization of debt issuance costs resulted in charges of $230, $239 and $132 during 2006, 2005, and 2004, respectively.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach for financial accounting and reporting of income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods’ taxable income for federal and state income tax reporting purposes. See Note 8, Provision for Income Taxes, for additional information related to the provision for income taxes.

Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States (GAAP), we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ materially from our estimates.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable, accrued expenses, and other current liabilities are reasonable estimates of the fair values because of their short-term maturity. The fair value of our senior secured credit facility as of December 31, 2006 approximates its principal amount of $9,057. The carrying amount of this facility approximates its fair value due to market-based interest rates on the facility.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been provided, price is fixed and determinable, and collection of the resulting receivable is reasonably assured. Our revenue from contractual client obligations for occupational health, primary care, pharmacy and corporate health services are performed on a fixed fee or a cost-plus basis. For fixed fee contracts, revenue is recorded on a straight-line basis as services are rendered. For cost-plus contracts, revenue is recorded as costs are incurred, with the management fee component recorded as earned based upon the method of calculation stipulated in the applicable client contract. Revenue is recorded at estimated net amounts to be received from clients for services rendered. Cash received prior to the performance of services is reflected as deferred revenue on the consolidated balance sheet.

Pharmaceuticals

Pharmaceutical purchases are recorded on a net basis in accordance with EITF Issue No. 99-19, Reporting Gross Revenue as a Principal vs. Net as an Agent. Under pharmacy arrangements, we provide pharmaceuticals to clients as a component of the pharmacy agreement, which typically requires us to staff and operate a pharmacy for the sole benefit of the client’s employees and, in certain instances, dependents and retirees. The agreements stipulate that we are reimbursed upon purchasing pharmaceuticals, and not upon dispensing, thus limiting inventory risk. Furthermore, we mitigate credit risk through structured payment terms. We believe the substance of these agreements in relation to pharmaceutical purchases demonstrates an agent-like arrangement and points to net reporting. As such, we record pass-through pharmaceutical purchases on a net basis.

Pass through pharmaceutical purchases for the years ended December 31, 2006, 2005 and 2004 were approximately $152,721, $133,127, and $72,235, respectively. Purchases commenced on April 1, 2004, upon our consummation of the CHD Meridian merger. (See Note 3, Business Combination.)

Stock-Based Compensation Plans

On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), requiring us to recognize expense related to the fair value of our stock-based compensation awards. SFAS 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees for periods beginning in 2006.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

We elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, stock-based compensation expense for the year ended December 31, 2006, includes: (1) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; and (2) compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize compensation expense on a straight-line basis over the requisite service period of the award. Total stock-based compensation expense included in general and administrative expenses in our consolidated statements of operations for 2006 was $1,268. In accordance with the modified prospective transition method of SFAS 123R, financial results for prior periods have not been restated.

Net Earnings (Loss) Per Share

We present both basic and diluted earnings (loss) per share on the face of the consolidated statements of operations. As provided by SFAS No. 128, Earnings per Share, basic earnings (loss) per share is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock. The following shares issuable upon exercise of options, warrants, and convertible securities were excluded from the diluted loss per share computation because their effect would be anti-dilutive:

	2006	2005	2004
Series A Convertible Preferred Stock	5,591,010	8,530,390	10,702,830
Warrants	1,316,638	3,069,514	3,394,894
Stock options	1,593,092	3,841,652	1,753,159
Restricted shares	104,840	--	--
Anti-dilutive shares	8,605,580	15,441,556	15,850,883

Reclassifications

To maintain consistency and comparability, certain amounts from prior years have been reclassified and combined, where appropriate, to conform to the current-year financial statement presentation.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for years beginning after December 15, 2006. We are currently in the process of evaluating the impact of FIN 48 on our financial position and results of operations.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 157 on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements will have a material impact on the our financial position or results of operations.

3. Business Combination

On March 19, 2004, we acquired Meridian Occupational Healthcare Associates, Inc., which did business as CHD Meridian Healthcare (“CHD Meridian”), a privately held company and a major provider of outsourced, employer-sponsored healthcare services.

Pursuant to the merger agreement, we (1) issued 10,000,000 shares of common stock, (2) issued 400,000 shares of Series A Convertible Preferred Stock (with each share convertible into 10 shares of common stock) at $25.00 per share or $10,000 in the aggregate, and (3) paid approximately $25,508 in cash to the CHD Meridian stockholders. Immediately following the closing of the merger, we also redeemed from former CHD Meridian stockholders that participated in the merger, pro rata, an aggregate of 200,000 shares of Series A Convertible Preferred Stock at its original issue price of $25.00 per share or $5,000. The total value of the merger consideration was $80,578, made up of common stock valued at $36,300, Series A Convertible Preferred Stock valued at $10,000, cash of $25,508, transaction expenses of $1,476, and the value attributable to accrued purchase price per the merger agreement of $7,294.

We funded the cash portion of the merger consideration by (1) selling 1,000,000 shares of Series A Convertible Preferred Stock at $25.00 per share for gross proceeds of $25,000, and (2) drawing $12,000 under a new senior secured credit facility with a national lender. (See Note 7, Long Term Debt.)

In connection with the sale and issuance of Series A Convertible Preferred Stock, the Company reported $15,820 as a deemed dividend to preferred stockholders representing the beneficial conversion value of the underlying common stock. The beneficial conversion value is treated as a dividend on the convertible preferred stock solely for the purpose of computing earnings per share. The dividend is computed by multiplying (1) the difference between the value of the underlying common stock calculated using the average closing price for the three days prior and three days after the announcement of the merger ($3.63 per share) and the conversion price ($2.50 per share) by (2) the number of shares of common stock into which the Series A Convertible Preferred Stock outstanding at the merger’s effective time was convertible (14,000,000 shares).

The acquisition was accounted for using the purchase method of accounting. We incurred acquisition costs of $1,476 that were included in the purchase price. In addition, $832 of transaction-related bonuses and termination pay were included in general and administrative expenses on the consolidated statements of operations. The goodwill was allocated entirely to the CHD Meridian reporting unit.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

The aggregate purchase price of $80,578 for this transaction was allocated as follows:

Fair value of tangible assets acquired (includes cash of $8,444)	$ 25,715
Liabilities assumed	(21,505)
Goodwill	52,966
Customer list	22,235
Other intangibles	1,167
$ 80,578

On April 5, 2005, we released to former CHD Meridian stockholders from escrow 3,859,200 shares of common stock because CHD Meridian LLC achieved in 2004 an agreed upon milestone for earnings before interest, taxes, depreciation and amortization (“EBITDA”). The market value of these shares was $1.89 per share, or $7,294, at December 31, 2004. The market value of our common stock on April 5, 2005 was $1.45. Consequently, we reduced our liability for the issuance of these shares by $1,698, which was recorded as a reduction of goodwill.

During 2005, we established an additional liability for a cash bonus plan for certain non-executive employees of CHD Meridian. The cash bonus plan was payable when CHD Meridian LLC met the EBITDA milestone referenced above. The total liability of the cash bonus plan was estimated at $352, which was recorded as an increase to goodwill pursuant to the merger agreement. We paid the amounts due under the cash bonus plan during 2005.

The following are our 2006 and 2005 actual and 2004 unaudited pro forma results of operations giving effect to the acquisition of CHD Meridian as though the transaction occurred on January 1, 2004. The 2004 unaudited pro forma results exclude transaction costs of $1,938 and transaction related bonuses and termination pay of $832 included in the statements of operations of CHD Meridian and I-trax, Inc., respectively. The 2004 unaudited pro forma results also include adjustments to amortization expense associated with the intangibles acquired and interest expense related to the senior secured credit facility.

	2006 (actual)	2005 (actual)	2004 (pro forma, unaudited)

Net revenue	$124,589	$115,887	$99,757
Operating income (loss)	$1,682	$(13,232)	$(759)
Net income (loss)	$1,766	$(14,072)	$(2,647)
Earnings (loss) per share, basic	$0.02	$(0.54)	$(0.11)
Earnings (loss) per share, diluted	$0.02	$(0.54)	$(0.11)

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

4. Restructuring and Related Activities

During 2005, we completed an in-depth analysis of our organization, products and services. This analysis led to the conclusion that certain products and services we offered were no longer essential to our business. We then restructured our operations and related activities, which was substantially completed as of June 30, 2005.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we impaired goodwill and long-lived assets by $12,470. Of this amount, we wrote-off software development costs of $3,563 associated with products that we stopped selling or supporting or with proprietary systems that we stopped developing. We also impaired goodwill by $8,424, most of which was related to the acquisitions of iSummit Partners, LLC and WellComm Group, Inc., and miscellaneous long-lived assets by $483.

A summary of the activity and balances of the restructuring and provision for loss contract reserve accounts is outlined as follows:

	Balance at December 31, 2004	Accrual		Cash Payments	Balance at December 31, 2005	Cash Payments	Balance at December 31, 2006
Restructuring
One-time termination benefits	$--	542		(357)	185	(181)	$4
Contract termination costs	--	217	(1)	(76)	141	(27)	114
Other associated costs	--	69		(69)	--	--	--
Restructuring total	$--	828		(502)	326	(208)	$118
Provision for loss contracts	$--	663	(2)	(244)	419	(419)	$--
____________________
(1)	We initially recorded $228 of contract termination costs. We later realized our estimate was overstated by $11 and adjusted the balance accordingly.
(2)
We initially recorded $2,116 as a provision for loss contracts related to customer contracts that we determined would be unprofitable despite reductions in operating expenses implemented in the restructuring. Subsequently, we reached favorable agreements with customers to terminate or phase out of these contracts resulting in the reversal o f $1,453 of the provision for loss contracts.

During 2005, we recorded restructuring expenses of $783 and expenses related to loss contracts of $663. No additional expense was recorded during 2006.

5. Discontinued Operations

In 2001, prior to the merger discussed in Note 3, Business Combination, CHD Meridian was notified of the cancellation of two government contracts that met the requisite requirements to be accounted for as discontinued operations under SFAS No. 144. At December 31, 2005, the remaining net liabilities of discontinued operations consisted of contract staffing accruals of $1,299 representing our estimate of our maximum obligation related to the government’s right to audit the contract terms and conditions. During 2006, we determined that the likelihood of loss related to these staffing accruals was remote and reversed this reserve during the quarter ended December 31, 2006. Consequently, we have included $1,299 of income from discontinued operations in our 2006 statements of operations.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

6. Other Current Liabilities

At December 31, 2006 and 2005, the following amounts were included in other current liabilities in the consolidated balance sheet:

	2006	2005
Dividends payable	$ 3,116	$ 3,048
Reserve for unpaid losses	3,362	1,905
Accrued health insurance incurred but not reported	642	800
Accrued insurance deductible	759	1,362
Deferred revenue	357	526
Other (none in excess of 5% of current liabilities)	3,391	4,141
Total	$ 11,627	$ 11,782

7. Long Term Debt

We have a senior secured credit facility with Bank of America, N.A., which provides financing through a revolving credit line. We use the facility to finance operations, which includes the purchase of pharmaceuticals on a pass through basis for the benefit of our pharmacy clients. Borrowings under the facility are secured by substantially all of our tangible assets and bear interest at rates specified in the credit agreement. At December 31, 2006, $1,000 of the facility is outstanding as a standby letter of credit, which reduces the amount available under the facility for borrowings. The facility expires on January 1, 2008.

At December 31, 2006 and 2005, we had $9,057 and $8,649, respectively, of debt outstanding under the credit facility. At December 31, 2006, the interest rate applicable under the facility was 8.35%. Availability under the credit facility was $4,943 and $4,896 at December 31, 2006 and 2005, respectively. As of December 31, 2006, we were in compliance with our facility covenants, including covenants measuring: (1) our fixed charges coverage ratio, (2) our ratio of funded indebtedness to earnings before income, taxes, depreciation and amortization, (3) our funded indebtedness to capitalization, and (4) minimum EBITDA and stockholders’ equity amounts.

8. Provision for Income Taxes

Income tax expense is comprised of the following for the year ended December 31, 2006:

Current:
Federal	$71
State	162
Deferred:	278
Income tax expense	$511

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

At December 31, 2006 and 2005, we had a cumulative net operating loss (“NOL”) carryforward for federal income tax purposes of $39,098 and $37,500, respectively, which expires between 2011 and 2025. Federal NOL carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code. Of the $39,098 NOL available at December 31, 2006, $27,798 was subject to this limitation. Because of this limitation we might not be able to fully recognize the value of this NOL before it expires.

At December 31, 2006 and 2005, we had a cumulative NOL carryforward for state income tax purposes of $21,500 and $25,000, respectively, which expires between 2006 and 2026.

For financial reporting purposes, a valuation allowance of $7,578 was recorded against these carryforwards and other deferred tax assets. During 2006, the valuation allowance decreased by approximately $916.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$13,146	$14,013
Allowance for doubtful accounts	219	236
Accrued expenses	1,838	1,958
Other	91	18
Total gross deferred tax assets	15,294	16,225
Less: Valuation allowance	(7,578)	(8,494)
Total deferred tax assets	7,716	7,731
Deferred tax liabilities:
Depreciation	(402)	(706)
Amortization	(7,314)	(7,025)
Net deferred tax asset (liability)	(7,716)	(7,731)
Total deferred tax liability	$--	$--

As discussed in Note 5, Discontinued Operations, in 2006 we determined that the likelihood of loss related to discontinued operations was remote and reversed the related reserve of $1,299. As a result of the tax treatment of this reserve at the time of the acquisition of CHD Meridian, we reduced our NOL by this amount in 2006. As such, we have not allocated any tax provision to discontinued operations.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

The provision for income taxes from continuing operations for the years ended December 31, 2006 and 2005 differs from the amount computed by applying the statutory rate of 34% due to the following:
	2006	2005

Tax at federal statutory rate	34.0%	(34.0)%
State income taxes	(0.39)	0.38
Nondeductible amortization	0.00	30.45
Stock compensation	16.72	0.00
Other nondeductible items	4.69	0.00
Change in valuation allowance	(39.35)	4.96
Prior year true-up	11.95	0
Other	(5.66)	(0.73)
Income tax provision (benefit)	21.96%	1.06%

In 2006 we corrected a tax item related to a federal income tax deduction that resulted in tax expense in the current year. This item is reflected as a prior year true-up in the reconciliation of our actual rate to the statutory rate.

9. Stockholders’ Equity

Preferred Stock

We have 2,000,000 authorized shares of preferred stock. As of December 31, 2006 and 2005, we had issued and outstanding 559,101 and 853,039 shares, respectively, of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible, at any time, into 10 shares of common stock, has a liquidation preference of $25.00 per share, the original purchase price, and accrues dividends on that amount at a rate of 8% per year. Dividends are payable, at our option, in cash or common stock, and only upon the liquidation or conversion of the Series A Convertible Preferred Stock into common stock. We have recorded approximately $3,116 and $3,048 in accrued dividends at December 31, 2006 and 2005, respectively, which is included in other current liabilities on the consolidated balance sheet.

During 2006 and 2005, 293,938 and 217,244 shares, respectively, of Series A Convertible Preferred Stock were converted into 2,939,375 and 2,172,445 shares of common stock, and 417,016 and 418,334 shares of common stock, respectively, were issued to satisfy the dividends accrued on the converted shares.

Between January 17, 2007 and March 6, 2007, 265,750 shares of Series A Convertible Preferred Stock were converted into 2,657,500 shares of common stock, and 424,158 shares of common stock were issued to satisfy the dividends accrued on the converted shares.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Warrants

We issued warrants to acquire 492,000 shares of common stock exercisable at $2.50 per share to an affiliate of the placement agent that assisted us in the sale of Series A Convertible Preferred Stock. The warrants expire on March 19, 2009. Such warrants were valued at $1,506 utilizing the Black-Scholes valuation model, which amount was classified as a cost of equity in the consolidated statement of stockholders’ equity.

In an offering closed at October 31, 2003, the Company sold 1,400,000 shares of common stock, at $2.50 per share, and granted warrants to purchase 700,000 additional shares, exercisable at $3.00 per share, for net proceeds of $3,038 after expenses. In accordance with EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in a Company’s Own Stock, the fair value of the warrants on the grant date using the Black-Scholes valuation model was $2,459. Upon issuance and until registration for resale under the Securities Act of 1933, the warrants were accounted for as a liability, with an offsetting reduction to additional paid-in capital. The fair value of the warrants at December 31, 2003 was approximately $2,760, which reflected an increase in fair value of $301 from the time the warrants were granted. This amount was charged to operations as increase in common stock warrants. The fair value of the warrants increased by an additional $350 from January 1, 2004 to February 17, 2004, the effective date of the registration statement. This amount was also charged to operations. The warrant liability was reclassified to equity at February 17, 2004.

On October 27, 2004, in connection with an amendment of our senior secured credit facility (see Note 7, Long-Term Debt), we issued to our creditor a warrant to purchase 100,000 shares of our common stock at an exercise price of $.01 per share. The warrant was valued at $210 and recorded as debt issuance costs and is included in amortization of financing costs in our statements of operations.

On September 12, 2005, we issued a warrant to purchase 55,000 shares of our common stock at an exercise price of $1.26 per share to an investor relations consultant. The warrant vested over six months and was exercised in September 2006. The warrant was valued at $41. We included $31 and $10 as general and administrative expense in the accompanying consolidated statements of operations as of December 31, 2006 and 2005, respectively.

On March 12, 2006, we issued a warrant to purchase 100,000 shares of our common stock at an exercise price of $2.70 per share to an investor relations consultant. The warrant vests over 15 months and expires on March 12, 2009. The warrant was valued at $140, with $90 included in general and administrative expenses in the accompanying consolidated statements of operations as of December 31, 2006.

On May 17, 2006, our board of directors voted to extend the expiration date of certain warrants previously issued to an executive. The original expiration date of June 25, 2006 was extended to June 25, 2007 in consideration or the executive’s contribution to our performance. This resulted in a charge of $57 which has been included in general and administrative expenses in 2006.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

The following table summarizes our warrant activity:

Shares Underlying Warrants
Outstanding at December 31, 2003	3,351,372
Granted	592,000
Exercised	(548,478)
Outstanding at December 31, 2004	3,394,894
Granted	55,000
Exercised	(40,380)
Expired	(340,000)
Outstanding at December 31, 2005	3,069,514
Granted	100,000
Exercised	(390,806)
Expired	(270,097)
Outstanding at December 31, 2006	2,508,611

At December 31, 2006, all outstanding warrants were exercisable at a weighted average exercise price of $2.84 per share.

10. Share Based Compensation

The 2000 Equity Compensation Plan and the Amended and Restated 2001 Equity Compensation Plan (“Plans”) authorize us to grant or issue up to 4,800,000 stock options or restricted stock shares as of December 31, 2006. The number of shares authorized for issuance under the 2001 plan increases automatically on the first day of each year by 300,000 shares. Under the terms of the Plans, awards may be granted to our employees, officers, directors, and certain consultants and advisors. At December 31, 2006, a total of 480,648 shares were available for future grants under the Plans.

Our outstanding stock options generally have a 10-year term. Outstanding stock options issued to employees generally vest over three years, and outstanding stock options issued to directors vest over two years. Share awards generally vest based upon continued employment (time-based).

Prior to 2003, we also granted stock options outside of the Plans. As of December 31, 2006, 163,000 non-plan options are outstanding. Non-plan options have terms similar to options granted pursuant to Plans, including exercise price, vesting and exercise terms.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. See Note 2, Summary of Significant Accounting Policies.

As a result of the adoption of SFAS 123R, our net income for 2006 includes $1,268 of share-based compensation as a component of general and administrative expenses.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Valuation Assumptions (1)	2006	2005	2004
Risk-free interest rate (2)	4.8%	4.0%	4.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility (3)	62.0%	79.7%	112%
Expected life of non-qualified stock options (in years) (4)	6.0	5.0	5.0

(1)	Forfeitures are estimated using historical experience and projected employee turnover.
(2)	Based on the Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.
(3)
During 2006, expected stock price volatility is estimated in accordance with guidance in SFAS 123R considering both the historical volatility of our stock price as well as volatilities from comparable companies. Prior to 2005, expected stock price volatility was based primarily on historical experience.

(4)	We estimate the expected life of stock options in accordance with guidance in SFAS 123R and Staff Accounting Bulletin No. 107, using the short cut method.

Stock option activity during 2006, 2005 and 2004 was as follows:

	Stock Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2003	2,127,914	$2.91
Granted	70,921	4.42
Exercised	--	--
Forfeited (1)	(620,509)	3.24
Expired	--	--
Outstanding on December 31, 2004	1,578,326	$2.85
Granted	3,231,000	1.44
Exercised	--	--
Forfeited (2)	(1,133,861)	2.48
Expired	(2,400)	2.75
Outstanding on December 31, 2005	3,673,065	$1.72
Granted	1,087,300	3.03
Exercised	(157,351)	0.95
Forfeited	(311,580)	2.28
Expired	(18,000)	7.67
Outstanding on December 31, 2006	4,273,434	$2.02	8.09	$4,827
Vested and exercisable on December 31, 2006	2,267,335	$1.77	8.09	$3,227
_____________________
(1)
During 2006, we determined that three former executives retained 174,833 stock options that should have been forfeited per contractual arrangements in 2004. These options were never exercised and the impact to the financial statements was deemed immaterial.

(2)
During 2006, we determined that 6,246 stock options to certain employees were forfeited in error during 2005. These options were reinstated and are included in the outstanding balance at the end of the year. The affect on the consolidated financial statements was deemed immaterial.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

The weighted-average grant-date fair value of stock options granted during 2006, 2005 and 2004 was $1.87, $0.96 and $3.58 per share, respectively. The aggregate intrinsic value of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during 2006 was $376. Net cash proceeds from the exercise of stock options were $148 for 2006. No tax benefit has been recognized due to accumulated net losses. There were no stock option exercises in 2005 and 2004.

Below is a summary of our non-vested shares activity for 2006:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2005	2,435,862	$1.00
Granted	1,087,300	$1.86
Vested	(1,319,059)	$1.01
Forfeited	(198,004)	$1.02
Non-vested at December 31, 2006	2,006,099	$1.45

At December 31, 2006, there was $2,445 of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 0.99 years. Our assumptions used in estimating forfeiture rates are reviewed each reporting period and the total value of the awards is adjusted accordingly.

For stock options granted prior to the adoption of SFAS 123R, the table below illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for 2005 and 2004.

	2005	2004
Net loss, as reported	$(14,072)	$(3,937)
Add: Intrinsic value of the options issued to employee and charged to operations	25	--
Deduct: Stock-based compensation expense determined under fair value method for all awards	(1,261)	(741)
Net loss, pro forma	$(15,308)	$(4,678)
Loss per share:
Basic and diluted — as reported	$(0.54)	$(0.96)
Basic and diluted — pro forma	$(0.58)	$(1.00)

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Information regarding options outstanding at December 31, 2006 was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01-$2.00	2,784,710	7.99	$1.42	1,857,775	$1.41
$2.01-$4.00	1,422,663	8.44	$3.01	344,863	$2.93
$4.01-$6.00	39,361	4.87	$4.76	37,997	$4.77
$6.01-$8.00	16,100	5.04	$6.19	16,100	$6.19
$8.01-$10.00	10,600	4.10	$10.00	10,600	$10.00
	4,273,434	8.09	$2.02	2,267,335	$1.77

Restricted stock grants consist of our common stock and typically vest over three years. The fair value of each restricted share grant is equal to the market price of our common stock at the date of grant using fair market value. Expense relating to restricted shares is amortized ratably over the vesting period.

A summary of our restricted stock activity and related information during 2006 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2005	--	--
Granted	107,630	$3.08
Forfeited	(2,790)	$3.09
Non-vested at December 31, 2006	104,840	$3.08

At December 31, 2006, there was $279 of unrecognized compensation expense related to restricted stock options that is expected to be recognized over a weighted-average period of 1.28 years.

11. Commitments and Contingencies

Employment Agreements

We have employment agreements with executive officers and certain employees. Initial terms of these agreements are one to three years with annual salaries ranging from $79 to $313.

Litigation

We are involved in legal disputes on a variety of matters in the ordinary course of business. After reasonable diligence, we expect these matters will be resolved without a material adverse effect on our consolidated financial position or results of operations. Further, after reasonable diligence, we believe that our estimated losses from such matters have been adequately reserved in other current and other long term liabilities to the extent probable and reasonably estimable. Nonetheless, it is possible that our future results of operations for any particular quarterly or annual period may be materially affected by changes in such matters. See Note 13, Professional Liability and Related Reserves, for further details.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Compliance with Healthcare Regulations

Because we operate in the healthcare industry, we are subject to numerous laws and regulations of Federal, state, and local governments. These laws and regulations include, but are not limited to, matters regarding licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Government activity remains high with respect to investigations and allegations concerning possible violations of fraud and abuse laws and regulations by healthcare providers. Violations of these laws and regulations could result in, among other things, expulsion from government healthcare programs, fines, penalties, and restitution for billed services.

We believe we are in compliance with laws and regulations applicable to our business. Further, compliance with such laws and regulations in the future is subject to further government review, changing interpretations and other regulatory actions. Accordingly, major changes in healthcare laws, regulations or regulatory interpretations may have an adverse effect on our future results of operations.

Significant Customers

As of December 31, 2006, one customer represented 24% of our accounts receivable as reflected on the consolidated balance sheet. As of December 31, 2005, two customers represented 13% and 12% of our total accounts receivable.

During 2006, one customer accounted for 11% of our revenue as reflected on the consolidated statements of operations. For the year ended December 31, 2005, one customer accounted for 13% of our revenue. For the year ended December 31, 2004, two customers accounted for 13% and 10% of our revenue.

Risk-Sharing Contracts

From time to time we enter into risk-sharing contracts where we are required to refund our clients a percentage of our fees if we do not achieve certain agreed upon milestones. At risk revenue is classified as deferred revenue in other current liabilities on the consolidated balance sheet and is not included in revenue on the consolidated statements of operations.

We estimated that $320 of revenue was at risk at December 31, 2004. During 2005, we deferred additional at risk fees of $301. As a result of the restructuring discussed in Note 4, Restructuring and Related Activities, we satisfied contractual obligations related to most of our risk sharing contracts allowing the recognition of $621of at risk fees during 2005. At risk fees as of December 31, 2006 and 2005 were immaterial.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Operating Leases

Future minimum cash lease commitments under all non-cancelable leases in effect at December 31, 2006 were as follows:

	Cash Lease Commitments	Client Reimbursements	Total
2007	$1,896	$(585)	$1,311
2008	1,275	(62)	1,213
2009	1,237	(28)	1,209
2010	566	(3)	563
2011	151	(1)	150
Thereafter	154	--	154
Total	$5,279	$(679)	$4,600

From time to time, we enter into operating leases for offices and equipment leases on behalf of our clients in order to facilitate the delivery of our services at client locations. In such cases, our clients agree to reimburse us for the expenses incurred related to these operating leases. Rental expense for operating leases was $3,225, $2,977, and $2,284 for 2006, 2005, and 2004, respectively.

12. Professional Liability and Related Reserves

Since 2004, we have secured professional and general liability insurance for certain of our direct and indirect subsidiaries through Green Hills Insurance Company, a Risk Retention Group (“GHIC”), incorporated as a subsidiary of CHD Meridian LLC under the laws of the State of Vermont. GHIC provides professional and general liability insurance to CHD Meridian Healthcare on a claims-made basis. A claims-made policy covers claims made during a given period of time regardless of when the causable event occurred. We purchase excess insurance to mitigate risk in excess of GHIC’s policy limits. In years prior to 2004, we secured similar insurance in the commercial market.

The operations of GHIC are reflected in our consolidated financial statements.

During 2006, we recovered $683 from commercial insurance carriers who provided medical malpractice and general liability insurance subsequent to the formation of GHIC. These recoveries are included as reductions to operating expenses in 2006.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

We maintain professional liability reserves as follows:

Total
Reserve at December 31, 2004	$4,341
Payments	(390)
Charged to operating expenses	1,317
Reserve at December 31, 2005	5,268
Payments	(598)
Charged to operating expenses	1,517
Adjustment (1)	(428)
Reserve at December 31, 2006	$5,759
________________
(1) Represents changes in estimates of outstanding reported claims and unreported claims.

Reported Claims

Our reported claims reserve includes our estimated exposure for claims pre-dating GHIC and claims that have been reported under GHIC’s policies. This reserve in included in other current liabilities on our consolidated balance sheet. These reserves are estimated using individual case-basis valuations, statistical analyses, and independent third-parties valuations. These reserves represent our best estimate of the ultimate net cost of satisfying all obligations associated with the claims. These estimates are reviewed and adjusted as experience develops or new information becomes known. We also record loss and loss adjustment expenses, which include changes in exposure estimates, related to reported claims on a monthly basis. Any changes in estimates are reflected in operating expenses. At December 31, 2006 and 2005, reported claims included in other current liabilities on our consolidated balance sheet were $1,745 and $1,281, respectively.

Unreported Claims

We maintain additional reserves for potential claims that may be reported in the future.  On an annual basis, we use independent actuaries to estimate our exposure for unreported claims. Our estimates are subject to the effects of trends in claim severity and frequency. Although considerable variability is inherent in such estimates, management believes the reserves for losses and loss adjustment expenses are adequate. The estimates are reviewed and adjusted continuously as experience develops or new information becomes known and such adjustments are included in current operations.  Reserves for unreported claims that have been transferred to GHIC or relate to current operations are recorded as current liabilities.  Unreported claims reserves that have not yet been transferred to GHIC are included in other long-term liabilities.

At December 31, 2006 and 2005, unreported claims reserves were $4,014 and $3,987, respectively. Of these amounts, unreported claims exposure not transferred to GHIC of $1,638 and $2,000, respectively, were included in other long-term liabilities on our consolidated balance sheets. The remaining amounts are classified as other current liabilities.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

13. Profit Sharing and 401(k) Plans

We sponsor a retirement savings plan for employees meeting certain age and service requirements. Participants may choose from various investment options. Participants can contribute up to 100% of their eligible compensation annually as defined by the plan document, subject to Internal Revenue Service limitations. We currently match up to 50% of the first 2% of participating employees’ pre-tax earnings and 25% of the employees’ contributions from 3% to 6% of the employee’s pre-tax earnings. Our matching contribution is subject to annual approval. The total matching contributions, net of forfeitures, were $663 and $613 in 2006 and 2005, respectively. We did not make matching contributions in 2004.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no changes in or disagreements with accountants on accounting or financial disclosure.

Item 9A.	Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2006, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

Management’s report on our internal controls over financial reporting and the related report of our independent registered public accounting firm are included in Item 8, Financial Statements and Supplementary Data. There were no changes that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

By letter dated December 21, 2006, Bank of America, N.A., our senior secured creditor, extended the maturity date of our senior secured credit facility until January 1, 2008.

Effective March 15, 2006, our Compensation Committee determined the amount of the cash and stock bonuses awarded to our named executive officers for services rendered in 2006 and such officers’ 2007 base salaries. The amounts are as follows:

	2006 Bonus (1)		2007 Salary (2)
Executive Officer	Cash	Shares of common stock	Cash

Frank A. Martin, Chairman	$125,000	--	$275,000
R. Dixon Thayer, Chief Executive Officer	$100,000	20,000	$375,000
Dr. Raymond J. Fabius, President and Chief Medical Officer	$75,000	13,500	$350,000
David R. Bock, Executive Vice President and Chief Financial Officer	$100,000	--	$250,000
Yuri Rozenfeld, Senior Vice President, General Counsel and Secretary	$58,500	--	$200,850
_________________
(1)
The bonus awarded to Dr. Fabius was determined with reference to the terms of the Employment Agreement between I-trax and Dr. Fabius dated April 15, 2005. Bonuses for the balance of the executive officers were discretionary. The payment of the bonuses indicated above will not impact I-trax’s 2007 financial results because I-trax accrued for a bonus pool in 2006 for the benefit of the named executives and other employees.

(2)
Increases in base salaries are effective on April 1, 2007 for all officers other than Dr. Fabius. Dr. Fabius’s increase is effective on April 15, 2007, pursuant to the terms of Mr. Fabius’s Employment Agreement.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

See the information set forth in the section entitled “Proposal No. 1 Election of Directors” in I-trax’s Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2006, which is incorporated herein by reference.

Item 11.	Executive Compensation

The information required under this Item is incorporated herein by reference to our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item is incorporated herein by reference to our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2006.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this Item is incorporated herein by reference to our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2006.

Item 14.	Principal Accounting Fees and Services

The information required under this Item is incorporated herein by reference to our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2006.

COMPANY PERFORMANCE

This graph shows a comparison of cumulative total returns for I-trax, the AMEX Market Index and the Hemscott Group Index - Specialized Health Services from December 31, 2001 through December 31, 2006. The graph assumes an initial investment of $100 and the reinvestment of dividends.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN AMONG I-TRAX, INC., AMEX MARKET INDEX AND HEMSCOTT GROUP INDEX

DOLLARS
250
225
200
175
150
125
100
75
50
25
0
12/31/01
6/30/02
12/31/02
6/30/03
12/31/03
6/30/04
12/31/04
6/30/05
12/31/05
6/30/06
12/31/06
ITRAX, INC.
HEMSCOTT GROUP INDEX
AMEX MARKET INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2001
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2006

Cumulative Total Return

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/30/2005	12/29/2006

I-trax, Inc.	$100.00	$37.93	$61.93	$26.07	$28.28	$42.76
Hemscott Group Index - Specialized Health Services	100.00	82.12	116.89	154.21	209.28	225.74
AMEX Market Index	100.00	96.01	130.68	149.65	165.03	184.77

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit Number	Description	Incorporated by Reference to:

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
Appendix A to I-trax, Inc.’s Proxy Statement dated, and filed on, February 6, 2004.

3.1	Certificate of Incorporation of I-trax, Inc. filed on September 15, 2000.	Exhibit 3.1 to I-trax, Inc.’s Registration Statement on Form S-4, Registration No. 333-48862, filed on October 27, 2000.

3.2	Certificate of Amendment to Certificate of Incorporation of I-trax, Inc. filed on June 4, 2001.	Exhibit 3.2 to I-trax, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, filed on April 4, 2002.

3.3	Certificate of Amendment to Certificate of Incorporation of I-trax, Inc. filed on January 2, 2003.	Exhibit 3.3 to I-trax, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, filed on April 15, 2003.

3.4	Amended and Restated Bylaws of I-trax, Inc.	Exhibit 3.4 to I-trax, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, filed on March 30, 2005.

4.1	Form of Common Stock certificate of I-trax, Inc.’s Common Stock.	Exhibit 4.1 to I-trax, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, filed on April 4, 2002.

4.2	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of I-trax, Inc. filed on March 19, 2004.	Exhibit 4.2 to I-trax, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2003, filed on April 8, 2004.

4.3	Form of warrant certificate of I-trax, Inc. issued to private placement participants in private placement closed on October 31, 2003.	Exhibit 4.1 to I-trax, Inc.’s Registration Statement on Form S-3, Registration No. 333-110891, filed on December 3, 2003.

4.4	Financial Advisor’s Warrant Agreement between Westminster Securities Corporation and I-trax, Inc. dated as of May 23, 2003, with a form of warrant attached.	Exhibit 4.2 to I-trax, Inc.’s Registration Statement on Form S-3, Registration No. 333-110891, filed on December 3, 2003.

4.5	Financial Advisor’s Warrant Agreement between Westminster Securities Corporation and I-trax, Inc. dated as of October 31, 2003, with a form of warrant attached.	Exhibit 4.3 to I-trax, Inc.’s Registration Statement on Form S-3, Registration No. 333-110891, filed on December 3, 2003.

4.6	Financial Advisor’s Warrant Agreement between Westminster Securities Corporation and I-trax, Inc. dated as of December 11, 2003, with a form of warrant attached.	Exhibit 4.4 to I-trax, Inc.’s Registration Statement on Form S-3, Amendment No. 1, Registration No. 333-110891, filed on February 2, 2004.

4.7	Form of warrant certificate of I-trax, Inc. issued as of March 19, 2004 to placement agents of Series A Convertible Preferred Stock.	Exhibit 4.7 to I-trax, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2003, filed on April 8, 2004.

4.8	Form of Common Stock Warrant Certificate of I-trax, Inc. issued effective November 1, 2004 to Bank of America, N.A.	Exhibit 10.1 to I-trax, Inc.’s Current Report on Form 8-K filed on October 29, 2004.

4.9	Form of 2000 and 2001 Plan Stock Option Agreement - Employee.	Exhibit 4.3 to I-trax, Inc.’s Registration Statement on Form S-8, Registration No. 333-125685, filed on June 10, 2005.

4.10	Form of 2000 and 2001 Plan Stock Option Agreement - Director.	Exhibit 4.4 to I-trax, Inc.’s Registration Statement on Form S-8, Registration No. 333-125685, filed on June 10, 2005.

4.11	Form of Nonqualified Stock Option Agreement with schedule of option holders subject to such Nonqualified Stock Option Agreement.	Exhibit 4.8 to I-trax, Inc.’s Registration Statement on Form S-8, Registration No. 333-125685, filed on June 10, 2005.

10.1	Lease Agreement dated January 2002, between Burton Hills IV Partnership and Meridian Occupational Healthcare Associates, Inc., d/b/a CHD Meridian Healthcare.	Exhibit 10.1 to I-trax, Inc.’s Quarterly Report Form 10-QSB for the quarter ended March 30, 2004, filed on May 14, 2004.

10.2	First Amendment to Lease Agreement dated May 17, 2005 between Burton Hills IV Partners and CHD Meridian Healthcare, LLC.	Exhibit 10.4 to I-trax, Inc.’s Quarterly Report Form 10-Q for the quarter ended June 30, 2005, filed on August 15, 2005.

10.3	Lease Agreement made as on August 12, 2004, by and between Henderson Birmingham Associates and I-trax Health Management Solutions, Inc.	Exhibit 10.1 to I-trax, Inc.’s Quarterly Report Form 10-QSB for the quarter ended September 30, 2004, filed on November 15, 2004.

10.4	Guarantee and Suretyship Agreement made as on August 12, 2004, by I-trax, Inc. for the benefit of Henderson Birmingham Associates.	Exhibit 10.2 to I-trax, Inc.’s Quarterly Report Form 10-QSB for the quarter ended September 30, 2004, filed on November 15, 2004.

10.5	I-trax, Inc. 2000 Equity Compensation Plan.	Exhibit 10.16 to I-Trax.com, Inc.’s Registration Statement on Form 10-SB, filed on April 10, 2000.

10.6	I-trax, Inc. Amended and Restated 2001 Equity Compensation Plan.	Exhibit I to I-trax, Inc.’s 2005 Proxy Statement filed on April 15, 2005.

10.7	Employment Agreement effective as of December 29, 2000, between I-trax Health Management Solutions, Inc. (f/k/a I-Trax.com, Inc.) and Frank A. Martin.	Exhibit 10.17 to I-Trax.com, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, filed on April 2, 2001.

10.8	Employment Agreement dated November 17, 2004, between I-trax, Inc. and David R. Bock.	Exhibit 10.1 to I-trax, Inc.’s Current Report on Form 8-K, filed on November 22, 2004.

10.9	Employment Agreement dated November 17, 2004, between I-trax, Inc. and Yuri Rozenfeld.	Exhibit 10.2 to I-trax, Inc.’s Current Report on Form 8-K, filed on November 22, 2004.

10.10	Amendment to Employment Agreement effective as of July 5, 2005, between and I-trax, Inc. and Yuri Rozenfeld.	Exhibit 10.3 to I-trax, Inc.’s Quarterly Report Form 10-Q for the quarter ended June 30, 2005, filed on August 15, 2005.

10.11	Employment Agreement dated March 14, 2005, between I-trax, Inc. and R. Dixon Thayer.	Exhibit 10.13 to I-trax, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, filed on March 30, 2005.

10.12	Employment Agreement entered into on April 15, 2005, between I-trax, Inc. and Raymond J. Fabius.	Exhibit 10.1 to I-trax, Inc.’s Quarterly Report on Form 10-Q filed on May 16, 2005.

10.13	Credit Agreement dated as of March 19, 2004, by and among I-trax, Inc., all subsidiaries of I-trax, Inc. that are parties to the Credit Agreement, and Bank of America, N.A.	Exhibit 10.11 to I-trax, Inc.’s Annual Report on Report Form 10-KSB for the year ended December 31, 2003, filed on April 8, 2004.

10.14	First Amendment to Credit Agreement dated as of June 1, 2004, by and among I-trax, Inc., all subsidiaries of I-trax, Inc. that are parties to the Credit Agreement, and Bank of America, N.A.	Exhibit 10.1 to I-trax, Inc.’s Quarterly Report Form 10-QSB for the quarter ended June 30, 2004, filed on August 18, 2004.

10.15	Second Amendment to Credit Agreement dated as of July 1, 2004, by and among I-trax, Inc., all subsidiaries of I-trax, Inc. that are parties to the Credit Agreement, and Bank of America, N.A.	Exhibit 10.2 to I-trax, Inc.’s Quarterly Report Form 10-QSB for the quarter ended June 30, 2004, filed on August 18, 2004.

10.16	Third Amendment to Credit Agreement dated as of August 12, 2004, by and among I-trax, Inc., all subsidiaries of I-trax that are parties to the Credit Agreement, and Bank of America, N.A.	Exhibit 10.3 to I-trax, Inc.’s Quarterly Report Form 10-QSB for the quarter ended June 30, 2004, filed on August 18, 2004.

10.17	Fourth Amendment to Credit Agreement, dated October 27, 2004, by and among I-trax, Inc., all subsidiaries of I-trax, Inc. that are parties to the Credit Agreement and Bank of America, N.A.	Exhibit 10.1 to I-trax, Inc.’s Current Report on Form 8-K filed on October 29, 2004.

10.18	Fifth Amendment to Credit Agreement, effective March 31, 2005 by and among I-trax, Inc., all subsidiaries of I-trax, Inc. that are parties to the Credit Agreement and Bank of America, N.A.	Exhibit 10.2 to I-trax, Inc.’s Quarterly Report on Form 10-Q filed on May 16, 2005.

10.19
Sixth Amendment to Credit Agreement and Limited Waiver dated June 29, 2005 by and among I-trax, Inc., all subsidiaries of I-trax, Inc. that are parties to the Credit Agreement and Bank of America, N.A.
Exhibit 10.1 to I-trax, Inc.’s Current Report on Form 8-K filed on August 3, 2005.

10.20	Seventh Amendment to Credit Agreement, effective as of March 31, 2006 (executed on May 4, 2006), by and among I-trax, Inc., certain subsidiaries of I-trax, Inc., and Bank of America, N.A.	Exhibit 10.1 to I-trax, Inc.’s Quarterly Report on Form 10-Q filed on May 16, 2005.

10.21	Letter dated December 21, 2006, from Bank of America, N.A.

10.22	Non-Employee Directors Compensation Policy.	Exhibit 10.1 to I-trax, Inc.’s Current Report on Form 8-K filed on May 23, 2005.

21	Subsidiaries of I-trax, Inc.

23	Consent of Goldstein Golub Kessler LLP.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 16, 2007.

I-TRAX, INC.

By:  /s/ R. Dixon Thayer
R. Dixon Thayer, Chief Executive Officer
(Principal Executive Officer)

By:  /s/ David R. Bock
David R. Bock, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Haywood D. Cochrane, Jr. Haywood D. Cochrane, Jr.	Vice-Chairman and Director	March 16, 2007

/s/ Dr. Raymond J. Fabius Dr. Raymond J. Fabius	Director	March 16, 2007

/s/ Philip D. Green Philip D. Green	Director	March 16, 2007

/s/ Gail F. Lieberman Gail F. Lieberman	Director	March 16, 2007

/s/ Frank A. Martin Frank A. Martin	Chairman and Director	March 16, 2007

/s/ Gerald D. Mintz Gerald D. Mintz	Director	March 16, 2007

/s/ Dr. David Nash Dr. David Nash	Director	March 16, 2007

/s/ Jack A. Smith Jack A. Smith	Director	March 16, 2007

/s/ R. Dixon Thayer R. Dixon Thayer	Chief Executive Officer and Director	March 16, 2007