Form 10-Q
period 2007-03-31
I TRAX INC
filed 2007-05-10
CIK 1110189

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007
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

As of May 1, 2007, there were 40,199,352 shares of the registrant’s $0.001 par value common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of I-trax, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of I-trax, Inc. (a Delaware corporation) and Subsidiaries as of March 31, 2007, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows, for the year then ended (not presented herein); and in our report dated March 10, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York
May 3, 2007

I-TRAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

ASSETS
	March 31, 2007 (Unaudited)	December 31, 2006
Current assets
Cash and cash equivalents	$7,123	$6,558
Accounts receivable, net	24,807	21,704
Other current assets	1,117	1,526
Total current assets	33,047	29,788

Property and equipment, net	3,475	3,377
Goodwill	51,620	51,620
Customer list, net	17,788	18,159
Other intangible assets, net	288	402
Other long term assets	37	41

Total assets	$106,255	$103,387

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$9,431	$10,376
Accrued payroll and benefits	4,515	4,444
Accrued restructuring charges	107	118
Other current liabilities	8,626	11,627
Total current liabilities	22,679	26,565

Senior secured credit facility	13,412	9,057
Note payable	114	129
Other long term liabilities	2,706	1,945

Total liabilities	38,911	37,696

Commitments and contingencies

Stockholders’ equity
Preferred stock - $.001 par value, 2,000,000 shares authorized, 291,751 and 559,101 issued and outstanding, respectively; Liquidation preference: $7,294,000 and $13,978,000 at March 31, 2007 and December 31, 2006, respectively	--	1
Common stock - $.001 par value, 100,000,000 shares authorized 40,197,882 and 36,613,707 shares issued and outstanding, respectively	39	35
Additional paid in capital	139,043	136,623
Accumulated deficit	(71,738)	(70,968)
Total stockholders’ equity	67,344	65,691

Total liabilities and stockholders’ equity	$106,255	$103,387

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three months ended March 31
	2007	2006

Net revenue	$33,550	$30,525

Costs and expenses
Operating expenses	25,399	23,443
General and administrative expenses	7,064	5,992
Depreciation and amortization	809	859
Total costs and expenses	33,272	30,294

Operating income	278	231

Other expenses
Interest expense	145	114
Amortization of financing costs	59	56
Total other expenses	204	170

Income before provision for income taxes	74	61

Provision for income taxes	82	90

Net loss	(8)	(29)

Less preferred stock dividend	(209)	(337)

Net loss applicable to common stockholders	$(217)	$(366)

Loss per common share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	38,493,031	34,788,257

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three months ended March 31
	2007	2006
Operating activities:
Net loss	$(8)	$(29)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Stock issued as bonus compensation (Note 7)	31	--
Stock based compensation	479	285
Depreciation and amortization	809	859
Issuance of warrants for services	28	16
Amortization of financing costs	59	56
Changes in operating assets and liabilities:
Accounts receivable	(3,103)	(1,328)
Other current assets	409	435
Other long term assets	5	--
Accounts payable	(946)	1,474
Accrued payroll and benefits	71	165
Accrued loss contracts	--	(143)
Accrued restructuring charges	(11)	(85)
Other current liabilities	(1,553)	(491)
Net cash (used in) provided by operating activities	(3,730)	1,214
Investing activities:
Purchases of property and equipment	(473)	(389)
Acquisition of intangible assets	(10)	--
Net cash used in investing activities	(483)	(389)
Financing activities:
Proceeds from option exercises	438	132
Repayment of note payable	(15)	(13)
Proceeds from exercise of warrants	--	22
Proceeds from bank credit facility	4,355	592
Net cash provided by financing activities	4,778	733
Net increase in cash and cash equivalents	565	1,558
Cash and cash equivalents at beginning of period	6,558	5,386
Cash and cash equivalents at end of period	$7,123	$6,944

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$185	$159
Income taxes	$101	$130

Schedule of non-cash investing and financing activities:
Issuance of warrants for services	$28	$16
Preferred stock dividend	$209	$337
Conversion of accrued dividends to common stock	$1,555	$1,068

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands)

1. Organization

I-trax, Inc. offers integrated workplace health and productivity management solutions. We operate on-site health centers which deliver primary care, pharmacy care management, acute care corporate health, and occupational health as well as disease, wellness and lifestyle management programs. We enhance the services we offer at our on-site centers with larger scale disease management and wellness programs that use telephonic and e-health tools and which benefit from the trusted relationships established with patients by our clinicians at the worksite. We are focused on helping our customers achieve employer of choice status, making the workplace safer, and improving the quality of care and productivity of the workforce while mitigating healthcare costs.

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

2. Basis of Presentation and Interim Results

The condensed consolidated financial statements include the accounts of I-trax and its subsidiaries. We have prepared these statements without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 16, 2007 (“2006 Annual Report”). All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands)

Consolidation of the Physician Groups with CHD Meridian LLC, and consequently, with I-trax, Inc. is necessary to present fairly the financial position and results of our operations. Control of the Physician Groups is perpetual and other than temporary because of the nominee shareholder model and the management agreements between the entities. The net tangible assets of the Physician Groups were not material at March 31, 2007 or December 31, 2006.

We record pass-through pharmaceutical purchases on a net basis in compliance with EITF Issue No. 99-19, Reporting Gross Revenue as a Principal vs. Net as an Agent. The amounts of pass-through pharmaceuticals purchased by us for the three months ended March 31, 2007 and 2006 were $39,105 and $37,442, respectively.

3. Initial Adoption of FIN 48

We file income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, we are no longer subject to U.S. federal examinations by tax authorities for years before 2003 and state and local income tax examinations by tax authorities for years before 2001.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. This interpretation increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. As a result of the implementation of FIN 48, we recognized approximately $761 as a liability for unrecognized tax benefits, including estimated interest and penalties of $135. This amount is included in other long-term liabilities on our condensed consolidated balance sheet as of March 31, 2007. We recorded a corresponding increase in our accumulated deficit of $761.

We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of 2007.

4. Net Loss Per Share

We present both basic and diluted loss per share on the face of the consolidated statements of operations. As provided by Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic loss per share is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands)

The following shares issuable upon exercise of options, warrants, and convertible securities were excluded from the diluted loss per share computation because their effect would be anti-dilutive as of March 31:

	2007	2006
Series A Convertible Preferred Stock	2,917,510	5,702,530
Warrants	2,026,611	3,044,603
Stock options	4,050,271	3,749,854
Restricted shares	107,000	--
Anti-dilutive shares	9,101,392	12,496,987

5. Long Term Debt

We have a senior secured credit facility with Bank of America, N.A., which provides financing through a revolving credit line. We use the facility to finance operations, which includes the purchase of pharmaceuticals on a pass-through basis for the benefit of our pharmacy clients. Borrowings under the facility are secured by substantially all of our tangible assets and bear interest at rates specified in the credit agreement. At March 31, 2007, $1,000 of the facility was outstanding to secure a standby letter of credit, which reduces the amount available under the facility for borrowings. The facility expires on April 1, 2008.

At March 31, 2007 and 2006, we had $13,412 and $9,057, respectively, of debt outstanding under the facility. At March 31, 2007, the interest rate applicable under the facility was 8.3%. Availability under the facility was $588 and $4,750 at March 31, 2007 and 2006, respectively. As of March 31, 2007, we were in compliance with our facility covenants, including covenants measuring: (1) our fixed charges coverage ratio, (2) our ratio of funded indebtedness to earnings before income, taxes, depreciation and amortization, (3) our funded indebtedness to capitalization, and (4) minimum stockholders’ equity amounts.

6. Stockholders’ Equity

Preferred Stock

We have 2,000,000 authorized shares of preferred stock. As of March 31, 2007, 291,751 shares of Series A Convertible Preferred Stock were issued and outstanding. Each share of Series A Convertible Preferred Stock is convertible, at any time, into 10 shares of common stock, has a liquidation preference of $25.00 per share, the original purchase price, and accrues dividends on that amount at a rate of 8% per year. Dividends are payable, at our option, in cash or common stock, and only upon the liquidation or conversion of the Series A Convertible Preferred Stock into common stock. We have recorded $1,770 and $3,116 in accrued dividends at March 31, 2007 and December 31, 2006, respectively, which amounts are included in other current liabilities on the consolidated balance sheet.

During the first quarter of 2007, stockholders 267,350 shares of Series A Convertible Preferred Stock into 2,673,500 shares of common stock, and 426,588 shares of common stock were issued to satisfy the dividends accrued on the converted shares.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands)

Warrants

The following table summarizes our warrant activity:

Shares Underlying Warrants
Outstanding at December 31, 2006	2,508,611
Granted	--
Exercised	(482,000)
Outstanding at March 31, 2007	2,026,611

At March 31, 2007, all outstanding warrants were exercisable at a weighted average exercise price of $2.92 per share.

7. Share Based Compensation

The 2000 Equity Compensation Plan and the Amended and Restated 2001 Equity Compensation Plan (collectively, the “Plans”) authorize us to grant or issue up to 5,100,000 stock options or restricted stock shares as of March 31, 2007. The number of shares authorized for issuance under the 2001 Plan increases automatically on the first day of each year by 300,000 shares. Under the terms of the Plans, awards may be granted to our employees, officers, directors, and certain consultants and advisors. At March 31, 2007, a total of 1,288,999 shares were available for future grants under the Plans.

Our outstanding stock options generally have a 10-year term. Outstanding stock options issued to employees generally vest over three years, and outstanding stock options issued to directors vest over two years. Share awards generally vest based upon continued employment (time-based).

Prior to 2003, we also granted stock options outside of the Plans. As of March 31, 2007, 163,000 non-plan options were outstanding. Non-plan options have terms similar to options granted pursuant to Plans, including exercise price, vesting and exercise terms.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method. See Note 2, Summary of Significant Accounting Policies, in our 2006 Annual Report.

During the three months ended March 31, 2007 and 2006, we recorded $479 and $285, respectively, of share-based compensation as a component of general and administrative expenses in accordance with FAS 123R.

On January 2, 2007, in connection with the termination of a certain employee, we accelerated the vesting of options to acquire 100,006 shares of our common stock, which resulted in a charge of $99. This amount is reflected in general and administrative expenses in our condensed consolidated statement of operations.

On February 20, 2007, we granted options to acquire 106,000 shares of common stock to certain employees with an exercise price of $3.73 per share, which approximated the market value at the date of grant. The options vest over three years.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands)

On February 20, 2007, we granted 4,500 shares of restricted stock to certain employees. The restricted shares were valued at $3.73 per share, which approximated the market value at the date of the grant. The options vest over three years.

On March 15, 2007, we issued 33,500 shares of common stock to two executives as bonus in consideration for services rendered in 2006. The shares were granted under our 2001 Plan. The shares were valued at $3.98, which approximated the market value at the date of the grant. The aggregate value of the stock awards was $133, of which $102 reduced other current liabilities at December 31, 2006 and $31 was charged to operations as general and administrative expense during the first quarter.

Stock option activity during the three months ended March 31, 2007 was as follows:

	Stock Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding on December 31, 2006	4,273,434	$2.02
Granted	106,000
Exercised	(279,153)
Forfeited	(50,010)
Outstanding on March 31, 2007	4,050,271	$2.10	7.87	$7,655
Vested and exercisable on March 31, 2007	2,322,547	$1.78	7.11	$5,188

________________________________
(1) Calculated using $3.96, the closing price of I-trax common stock (Amex: DMX) on March 30, 2007.

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2007 was $2.31 per share. The aggregate intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the three months ended March 31, 2007 was $660. Net cash proceeds from the exercise of stock options were $438 for the first quarter of 2007. No tax benefit has been recognized due to accumulated net losses.

Below is a summary of our non-vested stock option activity for the first quarter of 2007:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2006	2,006,099	$1.45
Granted	106,000	$2.31
Vested	(334,365)	$1.13
Forfeited	(50,010)	$0.99
Non-vested at March 31, 2007	1,727,724	$1.57

At March 31, 2007, there was $2,190 of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.1 years. Our assumptions used in estimating forfeiture rates are reviewed each reporting period and the total value of the awards is adjusted accordingly.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands)
Information regarding options outstanding at March 31, 2007 was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01-$2.00	2,455,547	7.68	$1.40	1,858,292	$1.40
$2.01-$4.00	1,528,663	8.31	$3.06	398,194	$2.97
$4.01-$6.00	39,361	4.62	$4.76	39,361	$4.76
$6.01-$8.00	16,100	4.80	$6.19	16,100	$6.19
$8.01-$10.00	10,600	3.85	$10.00	10,600	$10.00
	4,050,271	7.87	$2.10	2,322,547	$1.78

Restricted stock grants consist of our common stock and typically vest over three years. The fair value of each restricted share grant is equal to the market price of our common stock at the date of grant using fair market value. Expense relating to restricted shares is amortized ratably over the vesting period.

A summary of our restricted stock activity and related information during the first quarter of 2007 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2006	104,840	$3.08
Granted	4,500	$3.73
Forfeited	(2,340)	$3.09
Outstanding at March 31, 2007	107,000	$3.11

At March 31, 2007, there was $263 of unrecognized compensation expense related to restricted stock options that is expected to be recognized over a weighted-average period of 2.4 years.

8. Commitments and Contingencies

Litigation

We are involved in legal disputes on a variety of matters in the ordinary course of business. After reasonable diligence, we expect these matters will be resolved without a material adverse effect on our consolidated financial position or results of operations. Further, after reasonable diligence, we believe that our estimated losses from such matters have been adequately reserved in other current and other long term liabilities to the extent probable and reasonably estimable. Nonetheless, it is possible that our future results of operations for any particular quarterly or annual period may be materially affected by changes in such matters. See Note 9, Professional Liability and Related Reserves, for further details.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands)

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

Significant Customers

As of March 31, 2007, one customer represented 27% of our accounts receivable. As of March 31, 2006, two customers represented 16% and 15% of our accounts receivable.

For the three months ended March 31, 2007, two customers accounted for 13% and 12% of our net revenue. For the three months ended March 31, 2006, one customer accounted for 13% of our net revenue.

9. Professional Liability and Related Reserves

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

The operations of GHIC are reflected in our consolidated financial statements.

We maintain professional liability reserves as follows:

Total
Reserve at December 31, 2006	$5,759
Payments	(777)
Charged to operating expenses	404
Adjustment (1)	(253)
Reserve at March 31, 2007	$5,133
___________________________
(1) Represents changes in estimates of outstanding reported claims and unreported claims.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands)

Reported Claims

Our reported claims reserve includes our estimated exposure for claims pre-dating GHIC as well as claims that have been reported under GHIC’s policies. This reserve in included in other current liabilities on our consolidated balance sheet. These reserves are estimated using individual case-basis valuations, statistical analyses, and independent third-parties valuations. These reserves represent our best estimate of the ultimate net cost of satisfying all obligations associated with the claims. These estimates are reviewed and adjusted as experience develops or new information becomes known. We also record loss and loss adjustment expenses, which include changes in exposure estimates, related to reported claims on a monthly basis. Any changes in estimates are reflected in operating expenses. At March 31, 2007 and December 31, 2006, the reserves for reported claims included in other current liabilities on our consolidated balance sheet were $1,081 and $1,745, respectively.

Unreported Claims

We maintain additional reserves for potential claims that may be reported in the future. On an annual basis, we use independent actuaries to estimate our exposure for unreported claims. Our estimates are subject to the effects of trends in claim severity and frequency. Although considerable variability is inherent in such estimates, management believes the reserves for losses and loss adjustment expenses are adequate. The estimates are reviewed and adjusted as experience develops or new information becomes known and such adjustments are included in current operations. Reserves for unreported claims that have been transferred to GHIC or relate to current operations are recorded as current liabilities.  Unreported claims reserves that have not yet been transferred to GHIC are included in other long-term liabilities.

At March 31, 2007 and December 31, 2006, unreported claims reserves were $4,052 and $4,014, respectively. Of these amounts, unreported claims exposures not transferred to GHIC of $1,638 were included in other long-term liabilities on our consolidated balance sheets. The remaining amounts are classified as other current liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

We believe the primary goals of successful financial reporting are transparency and understandability. We are committed to providing our stockholders with informative financial disclosures and presenting an accurate view of our financial position and operating results.

Forward Looking Statements

The following discussion also contains forward-looking statements. All statements, other than statements of historical facts, included in this quarterly report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements, and readers of this report should not place undue reliance on our forward-looking statements. Actual results or events could differ, possibly materially, from the plans, intentions and expectations disclosed in our forward-looking statements. We have identified important factors in the cautionary statements below and in our 2006 Annual Report that we believe could cause actual results or events to differ, possibly materially, from our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We undertake no duty to update these forward-looking statements, even though our situation may change in the future.

Risk Considerations

You are cautioned not to place undue reliance on the statements and other discussion set forth in this quarterly report. These statements and other discussion speak only as of the date this quarterly report is filed with the Securities and Exchange Commission, and these statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Factors that may cause actual results to differ materially from management expectations include, but are not limited to:

•	effects of increasing competition for contracts to establish and manage employer-dedicated pharmacies and clinics;

•	loss of advantageous pharmaceutical pricing;

•	inability to meet covenants and financial tests under the terms of our senior secured credit facility;

•	long and complex sales cycles;

•	loss of a major client;

•	cost pressures in the healthcare industry;

•	exposure to professional liability claims and a failure to manage effectively our professional liability risks;

•	economic uncertainty; and

•	each of the factors discussed under “Item 1A. - Risk Factors” in our 2006 Annual Report.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Regulation S-X. In our opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments necessary to present fairly our financial position as of March 31, 2007 and the results of the operations and cash flows for the three months ended March 31, 2007. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the covered periods. We base our estimates and judgments on our historical experience and on various other factors that we believe are reasonable under the circumstances. We evaluate our estimates and judgments, including those related to revenue recognition, bad debts, and goodwill and other intangible assets on an ongoing basis. Notwithstanding these efforts, there can be no assurance that actual results will not differ from the respective amount of those estimates.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview

•	Critical Accounting Policies

•	Results of Operations

•	Liquidity and Capital Resources

•	Material Equity Transactions

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

We believe our services improve the health status of client populations and mitigate the upward cost trend experienced by employers, employees, and government agencies with respect to healthcare. By proactively managing the healthcare needs of our clients’ eligible populations, we believe our programs improve health, increase productivity, reduce absenteeism, reduce the need for future critical care, and manage overall costs. We also believe the breadth of our services allows our clients the flexibility to meet many of their needs in a cost-effective and professional manner.

As of March 31, 2007, we were providing services to over 100 clients, including large financial institutions, consumer products manufacturers, automotive and automotive parts manufacturers, diversified industrial companies, and a variety of other employers. As of March 31, 2007, we were operating 220 on-site facilities in 34 states. Our client retention rate is high due to strong client relationships that are supported by the critical nature of our services, the benefits achieved by employer and employee constituents, and the utilization of multi-year service contracts.

Historically, our on-site services separated into four general categories: occupational health, primary care and corporate health centers, and pharmacies. Traditional lines among the occupational health, primary care and corporate health categories are blurring, however, as employers seek unique combinations of services to challenge raising healthcare costs. Accordingly, although we continue to use the general categories to emphasize the primary purpose of a specific facility, we do so with the recognition that many components of excellent care are uniform across all of our facilities.

Critical Accounting Policies

A summary of significant accounting policies is disclosed in Note 2 to the consolidated financial statements included in our 2006 Annual Report. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2006 Annual Report.

Results of Operations

First Quarter Summary

During the quarter ended March 31, 2007, we:

•	Opened eight net new sites bringing total sites under management to 220;

•	Increased our net revenue 9.9% over the prior-year quarter;

•	Increased gross profit by 15.1% over the prior-year quarter and improved our gross margin percentage to 24.3% from 23.2%;

•	Increased discretionary investment in selling, marketing and new product development efforts by $0.6 million from prior-year quarter while increasing our operating profit by 20.3%;

•	Reported share-based compensation expenses of $0.5 million, an increase of $0.2 million from the year ago quarter; and

•
Reduced the future preferred stock dividend to a run rate of $0.1 million per quarter because of conversion of 267,350 shares of preferred stock plus accrued dividends on these shares into 3,100,088 shares of common stock.

Consolidated Results

The following table presents selected consolidated financial data for the three months ended March 31:

$ in thousands, except per share amounts

Consolidated Performance Summary	2007	2006

Net revenue	$33,550	$30,525
Gross profit as % of net revenue	24.3%	23.2%
General and administrative expense as % of net revenue	21.1%	19.6%
Operating income	$278	$231
Operating income as % of revenue	0.8%	0.8%
Net loss	$(8)	$(29)
Net loss applicable to common stockholders	$(217)	$(366)
Diluted loss per share	$(0.01)	$(0.01)

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenue for the three months ended March 31, 2007 increased by $3.1 million to $33.6 million, or by 9.9%, from $30.5 million for the three months ended March 31, 2006. Last year’s results included $0.8 million of non-recurring revenue associated with the purchase of medication to treat or prevent avian flu. Excluding this prior period revenue, our revenue growth for the first quarter of 2007 was 12.5%. Over the last 12 months we have opened 24 net new sites, and 8 net new sites subsequent to December 31, 2006. During the quarter, same site revenue growth was 2.4%.

        Our operating expenses, that is our direct costs associated with the operation of our on-site and health management services, increased by $2.0 million to $25.4 million for the three months ended March 31, 2007 from $23.4 million for the three months ended March 31, 2006. The increase reflects the greater number of facilities under management and the growth of services provided to existing clients. Operating expenses as a percent of revenue were 75.7% for the first quarter of 2007, an improvement of 1.1 percentage points over the 76.8% achieved in the first quarter of 2006. Insurance-related expense reductions of $0.3 million contributed to this improvement.

Our first quarter gross margin (net revenue minus operating expenses) increased to 24.3% of net revenue from 23.2% of net revenue in the prior-year quarter. Our ratio of new site gross margin to existing site gross margin at the end of the first quarter was 1.09.

We increased our general and administrative (“G&A”) expenses to $7.1 million for the three months ended March 31, 2007 from $6.0 million for the three months ended March 31, 2006. Discretionary investments in sales and marketing and research and development account for $0.6 million of the increase. An additional increase of $0.2 million is attributable to increased SFAS 123R non-cash stock compensation expenses. The balance of the increase in G&A was $0.3 million or an increase of about 5.0% compared to total G&A expense for the first quarter of 2006.

We monitor our general and administrative expenses as a percentage of revenue. The following table shows (1) our total G&A expenses and (2) our G&A expenses excluding SFAS 123R stock compensation and discretionary spending for sales and marketing and research and development:

$ in thousands

	Quarter Ended
	March 31, 2007	March 31, 2006
Net revenue	$33,550	$30,525
Total G&A expenses	7,064	5,992
G&A as % of revenue	21.1%	19.6%
G&A excluding certain expenses (1)	5,526	5,258
G&A excluding certain expenses as % of net revenue	16.5%	17.2%

_______________________________
(1) Excludes SFAS 123R stock based compensation expense, new product development, and sales and marketing.

Our depreciation and amortization expenses were $0.8 million for the three months ended March 31, 2007, a decrease of $0.1 million as compared to $0.9 million for the three months ended March 31, 2006. Amortization expenses of $0.4 million for the first quarter of 2007 are primarily related to amortization of our customer list. Our depreciation expense of $0.4 million is consistent with the year-ago quarter. Over the past five quarters, our fixed asset investments have averaged approximately $0.4 million per quarter.

Our interest expense for the three months ended March 31, 2007 and 2006 was $0.1 million. Interest expense is primarily attributable to our senior secured credit facility. Our average balance outstanding under our credit facility during the first quarter of 2007 was $8.7 million.

Amortization of financing costs for each of the three months ended March 31, 2007 and 2006 was $0.1 million.

The provision for income taxes for the three months ended March 31, 2007 and 2006 was $0.1 million and represented charges for state income taxes.

For the three months ended March 31, 2007 and 2006, our net loss was $8,000 and $29,000, respectively. Net loss applicable to common stockholders was $0.2 million and $0.3 million respectively for the three months ended March 31 2007 and 2006, respectively.

In summary, we increased our net revenue and gross profit through the addition of new sites and better margins overall at the site level. We used these resources largely for discretionary investments in sales, marketing and research and development in order to take advantage of market opportunities and raise our revenue growth rate and profitability in the future.

Liquidity and Capital Resources

Summary

Cash recorded on our consolidated balance sheet consists primarily of cash held by our insurance subsidiary. We utilize a revolving senior secured credit facility to manage our working capital needs during the year. Our payables and cash outlays are driven primarily by pass-through pharmaceutical purchases averaging $6.3 million every two weeks. During the first quarter of 2007, our weighted-average balance outstanding under our revolving credit facility was $8.7 million. As of March 31, 2007, $0.6 million was available under the facility. Borrowings under the facility at March 31, 2007 and December 31, 2006 were $13.4 million and $9.1 million, respectively.

We ended the first quarter with $7.1 million of cash and cash equivalents, an increase of $0.5 million from the end of 2006. Working capital, the ratio of current assets to current liabilities excluding dividends payable on Series A Convertible Preferred Stock in shares of common stock, was 1.58 at March 31, 2007, as compared to 1.06 at March 31, 2006.

Description	March 31, 2007	December 31, 2006
Current ratio as calculated from the face of the balance sheet	1.46	1.12
Current ratio after adjusting for the accrued preferred stock dividends, which are payable in common stock	1.58	1.27
Current ratio after adjusting for the accrued preferred stock dividends, which are payable in common stock, and cash held in insurance company subsidiary	1.25	0.96

We believe that these ratios demonstrate adequate financial liquidity. We believe that availability under our credit facility and our cash and cash equivalents will be sufficient to meet our anticipated cash needs for the next 12 months.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31:

$ in thousands

	2007	2006
Total cash provided by (used in):
Operating activities	$(3,730)	$1,214
Investing activities	(483)	(389)
Financing activities	4,778	733
Increase in cash and cash equivalents	$565	$1,558

Operating Activities

Cash used in operating activities was $3.7 million for the first quarter of 2007, compared with cash provided by operations of $1.2 million for the first quarter of 2006. This change is primarily attributable to increased accounts receivable balances and the reduction of current liabilities.

Investing Activities

Cash used in investing activities was $0.5 million for the first quarter of 2007 compared with $0.4 million for the comparable period of 2006. The primary purpose of our cash investment activities was to support our clinicians at site locations, improve our operational efficiency and create scalability for future service offerings. We anticipate similarly quarterly expenditures through 2007.

Financing Activities

Cash provided by financing activities was $4.8 million for the first quarter of 2007, compared with $0.7 million for the first quarter of 2006. The increase in cash provided by financing activities for 2007, compared with 2006, was due to additional draws under our credit facility.

Sources of Liquidity

We rely on three principal sources of cash for liquidity: (1) funds generated by operating activities; (2) cash and cash equivalents in excess of the amounts necessary to meet reserve requirements in our insurance subsidiary; and (3) borrowings under our revolving credit facility. We believe funds generated from these sources will be sufficient to finance continuing operations and strategic initiatives for the next year. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our credit facility.

We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which would most likely affect our liquidity requirements or cause us to issue additional equity or debt securities.

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

Our revolving credit facility is secured by substantially all of our tangible assets. Borrowings under the facility bear interest at rates specified in the credit agreement. We also pay certain facility and agent fees. Amounts outstanding under letters of credit of $1.0 million at March 31, 2007 reduce amounts available under the facility. As of March 31, 2007, $0.6 million was available under the facility. Borrowings under the facility at March 31, 2007 and December 31, 2006 were $13.4 million and $9.1 million, respectively.

Our ability to access our credit facility is subject to our compliance with the terms and conditions of the credit facility, including financial covenants that require us to maintain certain financial ratios. At March 31, 2007, we were in compliance with all such covenants.

The facility expires on April 1, 2008. We are currently negotiating a new credit facility and anticipate entering into a new facility or extending the maturity of our current facility by June 30, 2007. Further, because we use the credit facility to finance our bi-weekly pharmaceutical purchases (among other uses), because the size of those purchases has been increasing with the increasing number of pharmacies we operate, and because the amount available under the revolving facility was only $0.6 million at March 31, 2007, we are also seeking to increase the amount which we can borrow under the new or, if extended, the current facility.

Contractual Obligations and Commitments

We have various contractual obligations that are recorded as liabilities in our condensed consolidated financial statements. Other items, such as operating lease contract obligations are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed.

The following table summarizes our significant contractual obligations at March 31, 2007, and the effect such obligations are expected to have on our liquidity and cash in future periods:

$ in thousands, except per share amounts

	Payments due by period
Contractual obligations	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
Operating leases	$3,900	$1,553	$2,144	$203	$--
Less: Amounts reimbursed by clients (1)	455	404	49	2	--
	$3,445	$1,149	$2,095	$201	$--
___________________________
(1)
From time to time, we enter into operating leases for offices and equipment leases on behalf of our clients in order to facilitate the delivery of our services at client locations. In such cases, our clients agree to reimburse us for the expenses incurred related to these operating leases.

Material Equity Transactions

The following table describes activity related to our Series A Convertible Preferred Stock during the quarter ended March 31:

2007
Series A Convertible Preferred Stock converted	267,350
Common shares issued upon conversion	2,673,500
Common shares issued in satisfaction of dividends accrued	426,588
Total common shares issued upon Series A Convertible Preferred Stock conversions	3,100,088

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our senior secured credit facility is not subject to material interest-rate volatility risk. The interest rate on the credit facility during the quarter ended March 31, 2007 was 8.3%. If the interest rate on the debt were to increase to 9.5%, the resulting financial impact would not be material to our financial statements. We do not manage our debt interest-rate volatility risk through the use of derivative instruments.

Overall, there have been no material changes in our primary risk exposures or management of market risks since the prior year. We do not expect any material changes in our primary risk exposures or management of market risks for the foreseeable future.

Item 4.   Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (A) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (B) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2007 that have materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Certain of our subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our overall consolidated financial position, results of operations or liquidity.

Item 1A.  Risk Factors

There were no material changes during the quarter ended March 31, 2007 from the risk factors as previously disclosed in our 2006 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Securities

Between January 17, 2007 and March 6, 2007, 11 stockholders converted 267,350 shares of the Company’s Series A Convertible Preferred Stock into 2,673,500 shares of common stock. In these conversions, we also issued an additional 426,588 shares of our common stock in payment of accrued dividends on the converted shares of Series A Convertible Preferred Stock. The shares issued upon conversion, including the shares representing payment of the dividends, were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

On February 22, 2007, an investor exercised warrants to purchase an aggregate of 482,000 shares of our common stock at an exercise price of $2.50 per share. In lieu of paying the exercise price in cash, the investor used the warrants’ cashless exercise feature, such that the investor received 171,432 shares of our common stock and surrendered to us for cancellation 310,568 shares of our common stock. In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders during the quarter ended March 31, 2007.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Exhibit Title
10.1	Letter dated and effective as of March 30, 2007, from Bank of America, N.A.
15	Awareness letter of Goldstein Golub Kessler LLP regarding unaudited interim financial information.
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of May 10, 2007.

I-TRAX, INC.

By:  /s/ R. Dixon Thayer
R. Dixon Thayer, Chief Executive Officer
(Principal Executive Officer)

By:  /s/ David R. Bock
David R. Bock, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)