Form 10-Q
period 2007-06-30
I TRAX INC
filed 2007-08-09
CIK 1110189

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007
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

As of July 26, 2007, there were 40,929,729 shares of the registrant’s $0.001 par value common stock outstanding.

PART I.                      FINANCIAL INFORMATION

Item 1.                 Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of I-trax, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of I-trax, Inc. (a Delaware corporation) and Subsidiaries as of June 30, 2007, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2007 and 2006, and the related condensed consolidated statements of cash flows for the six month periods ended June 30, 2007 and 2006.  These interim financial statements are the responsibility of the company’s management.

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

GOLDSTEIN GOLUB KESSLER LLP
New York, New York
August 9, 2007

I-TRAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

ASSETS
	June 30, 2007 (Unaudited)	December 31, 2006
Current assets
Cash and cash equivalents	$7,134	$6,558
Accounts receivable, net	26,420	21,704
Other current assets	1,096	1,526
Total current assets	34,650	29,788

Property and equipment, net	3,512	3,377
Goodwill	51,620	51,620
Customer list, net	17,417	18,159
Other intangible assets, net	225	402
Other long term assets	41	41

Total assets	$107,465	$103,387

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$8,400	$10,376
Accrued payroll and benefits	4,479	4,444
Accrued restructuring charges	--	118
Other current liabilities	8,628	11,627
Total current liabilities	21,507	26,565

Senior secured credit facility	14,398	9,057
Note payable	99	129
Other long term liabilities	2,805	1,945

Total liabilities	38,809	37,696

Commitments and contingencies

Stockholders’ equity
Preferred stock - $.001 par value, 2,000,000 shares authorized, 241,285 and 559,101 issued and outstanding, respectively; Liquidation preference: $6,032,000 and $13,978,000 at June 30, 2007 and December 31, 2006, respectively	--	1
Common stock - $.001 par value, 100,000,000 shares authorized 40,929,729 and 36,613,707 shares issued and outstanding, respectively	40	35
Additional paid in capital	139,673	136,623
Accumulated deficit	(71,057)	(70,968)
Total stockholders’ equity	68,656	65,691

Total liabilities and stockholders’ equity	$107,465	$103,387

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006

Net revenue	$34,537	$30,042	$68,087	$60,567

Costs and expenses
Operating expenses	26,264	22,785	51,663	46,228
General and administrative expenses	7,611	5,926	14,675	11,918
Depreciation and amortization	1,039	828	1,849	1,687
Total costs and expenses	34,914	29,539	68,187	59,833

Operating income (loss)	(377)	503	(100)	734

Other expenses (income)
Other income (Note 10)	(1,419)	--	(1,419)	--
Interest expense	163	115	308	229
Amortization of financing costs	--	57	58	113
Total other expenses (income)	(1,256)	172	(1,053)	342

Income before provision for income taxes	879	331	953	392

Provision for income taxes	197	90	279	180

Net income	682	241	674	212

Less preferred stock dividend	(137)	(283)	(346)	(620)

Net income (loss) applicable to common stockholders	$545	$(42)	$328	$(408)

Earnings (loss) per common share:
Basic	$0.01	$0.00	$0.01	$(0.01)
Diluted	$0.01	$0.00	$0.01	$(0.01)

Weighted average number of shares outstanding:
Basic	40,447,566	36,356,928	39,425,271	35,576,926
Diluted	42,793,190	36,356,928	41,758,031	35,576,926

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six months ended June 30
	2007	2006
Operating activities:
Net income	$674	$212
Adjustments to reconcile net income to net cash used in operating activities:
Stock issued as bonus compensation (Note 7)	31	--
Stock based compensation	819	556
FIN 48 Liability	99	--
Accrued loss on contracts	--	(306)
Depreciation and amortization	1,849	1,687
Modification of warrants	--	57
Issuance of stock below market value	--	73
Issuance of warrants for services	47	44
Amortization of financing costs	58	113
Changes in operating assets and liabilities:
Accounts receivable	(4,716)	(465)
Other current assets	430	(688)
Accounts payable	(1,977)	(208)
Accrued payroll and benefits	35	211
Accrued restructuring charges	(118)	(194)
Other current liabilities	(1,365)	(1,261)
Other long term liabilities	--	(5)
Net cash used in operating activities	(4,134)	(174)
Investing activities:
Purchases of property and equipment	(1,115)	(713)
Acquisition of intangible assets	(10)	(4)
Net cash used in investing activities	(1,125)	(717)
Financing activities:
Proceeds from option exercises	524	120
Proceeds from stock issuance	--	58
Issuance of (repayment of) note payable	(30)	157
Proceeds from exercise of warrants	--	22
Proceeds from bank credit facility	5,341	1,578
Net cash provided by financing activities	5,835	1,935
Net increase in cash and cash equivalents	576	1,044
Cash and cash equivalents at beginning of period	6,558	5,386
Cash and cash equivalents at end of period	$7,134	$6,430

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$414	$328
Income taxes	$154	$295

Schedule of non-cash investing and financing activities:
Modification of warrants	$--	$57
Stock issuance below market value	$--	$73
Issuance of warrants for services	$47	$44
Preferred stock dividend	$346	$620
Conversion of accrued dividends to common stock	$1,878	$1,112

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands, except per share amounts)

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

We conduct on-site services through CHD Meridian Healthcare, LLC, a Delaware limited liability company (“CHD Meridian LLC”), and its subsidiary companies, and our disease management and wellness programs through Continuum Health Management Solutions, LLC, a Delaware limited liability company, and I-trax Health Management Solutions, Inc., a Delaware corporation.

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

2.  Basis of Presentation and Interim Results

The condensed consolidated financial statements include the accounts of I-trax, Inc. and its subsidiaries.  We have prepared these statements without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

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

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands, except per share amounts)

Consolidation of the Physician Groups with CHD Meridian LLC, and consequently, with I-trax, Inc. is necessary to present fairly the financial position and results of our operations.  Control of the Physician Groups is perpetual and other than temporary because of the nominee shareholder model and the management agreements between the entities.  The net tangible assets of the Physician Groups were not material at June 30, 2007 or December 31, 2006.

We record pass-through pharmaceutical purchases on a net basis in compliance with EITF Issue No. 99-19, Reporting Gross Revenue as a Principal vs. Net as an Agent.  The amounts of pass-through pharmaceuticals purchased by us for the three month period ended June 30, 2007 and 2006 were $37,698 and $37,783, respectively, and for the six months ended June 30, 2007 and 2006 were $76,803 and $75,225, respectively.

3.  Initial Adoption of FIN 48

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007.  This interpretation increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes.  FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes.  The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes.  As a result of the implementation of FIN 48, we recognized approximately $761 as a liability for unrecognized tax benefits, including estimated interest and penalties of $135.  This amount was included in other long-term liabilities on our condensed consolidated balance sheet as of March 31, 2007.  We recorded a corresponding increase in our opening accumulated deficit of $761.  During the six months ended June 30, 2007, total unrecognized tax benefits increased to $860.  The increase is the result of additional uncertainties identified subsequent to the adoption date.  Cumulative potential interest and penalties accrued related to unrecognized tax benefits at June 30, 2007 totaled $165.

We file income tax returns in the U.S. federal jurisdiction and numerous state and local jurisdictions.  With few exceptions, we are no longer subject to U.S. federal examinations by tax authorities for years before 2003 and state and local income tax examinations by tax authorities for years before 2001.  The New York Department of Revenue is currently examining state income tax returns for one of our subsidiaries for years 2003 through 2005.  The results of this examination are not expected to have a material impact on our financial position or results of operations.

4. Net Income (Loss) Per Share

We present both basic and diluted income (loss) per share on the face of the consolidated statements of operations.  As provided by Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic income (loss) per share is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period.  Diluted income (loss) per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands, except per share amounts)

The following shares issuable upon exercise of options, warrants, and convertible securities were excluded from the diluted income (loss) per share computation because their effect would be anti-dilutive for the three and six months ended June 30:

	2007	2006
Series A Convertible Preferred Stock	2,412,850	5,599,600
Warrants	400,000	2,904,603
Stock options	1,087,861	3,431,316
Anti-dilutive shares	3,900,711	11,935,519

5.  Long Term Debt

On June 29, 2007, we amended our senior credit facility with Bank of America, N.A. to:

•
Increase the amount we can borrow under the facility to $20,000, comprised of the existing $15,000 revolving loan facility and a new, separate $5,000 loan facility (“Swingline Commitment”) which is not subject to a borrowing base limitation; however, the total Swingline Commitment will be reduced by $313 on April 1, 2008 and on the first day of each succeeding July, October, January, and April thereafter;

•	Extend the facility maturity date, covering both components of the facility, until July 1, 2009;

•	Amend certain financial covenants required under the facility; and

•	Reduce the interest rate spread and commitment fee under the facility by one percent and 1/8th percent, respectively.

We use the facility to finance operations, which includes the purchase of pharmaceuticals on a pass-through basis for the benefit of our pharmacy clients.  Borrowings under the facility are secured by substantially all of our tangible assets and bear interest at rates specified in the credit agreement.

At June 30, 2007 and December 31, 2006, we had $11,898 and $9,057, respectively, of debt outstanding under the revolving loan facility.  We also had $2,500 outstanding under our Swingline Commitment at June 30, 2007.  At June 30, 2007, the interest rate applicable under the revolving loan facility was 8.3%.  In addition, at June 30, 2007, $1,000 of the facility was outstanding to secure a standby letter of credit, which reduces the amount available under the facility for borrowings.  Availability under the revolving loan facility was $2,102 and $4,943 at June 30, 2007 and December 31, 2006, respectively.  As of June 30, 2007, we were in compliance with our facility covenants, including covenants measuring: (1) our fixed charges coverage ratio, (2) our ratio of funded indebtedness to earnings before income, taxes, depreciation and amortization, (3) our funded indebtedness to capitalization, and (4) minimum stockholders’ equity amounts.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands, except per share amounts)

6.  Stockholders’ Equity

Preferred Stock

We have 2,000,000 authorized shares of preferred stock.  As of June 30, 2007, 241,285 shares of Series A Convertible Preferred Stock were issued and outstanding.  Each share of Series A Convertible Preferred Stock is convertible, at any time, into 10 shares of common stock, has a liquidation preference of $25.00 per share, the original purchase price, and accrues dividends on that amount at a rate of 8% per year.  Dividends are payable, at our option, in cash or common stock, and only upon the liquidation or conversion of the Series A Convertible Preferred Stock into common stock.  We recorded $1,584 and $3,116 in accrued dividends at June 30, 2007 and December 31, 2006, respectively, which amounts are included in other current liabilities on the consolidated balance sheet.

During the second quarter of 2007, stockholders converted 50,466 shares of Series A Convertible Preferred Stock into 504,656 shares of common stock, and 76,220 shares of common stock were issued to satisfy the dividends accrued on the converted shares.

Warrants

The following table summarizes our warrant activity:

Shares Underlying Warrants
Outstanding at December 31, 2006	2,508,611
Exercised	(482,000)
Outstanding at March 31, 2007	2,026,611
Exercised	(261,050)
Outstanding at June 30, 2007	1,765,561

At June 30, 2007, the outstanding warrants were exercisable at a weighted average exercise price of $2.97 per share.

7.  Share Based Compensation

As of June 30, 2007, the 2000 Equity Compensation Plan and the Amended and Restated 2001 Equity Compensation Plan (collectively, the “Plans”) authorize us to grant or issue up to 5,100,000 stock options or restricted stock shares.  The number of shares authorized for issuance under the 2001 Plan increases automatically on the first day of each year by 300,000 shares.  Under the terms of the Plans, awards may be granted to our employees, officers, directors, and certain consultants and advisors.  At June 30, 2007, a total of 1,339,369 shares were available for future grants under the Plans.

Our outstanding stock options generally have a 10-year term.  Outstanding stock options issued to employees generally vest over three years, and outstanding stock options issued to directors vest over two years.  Share awards generally vest based upon continued employment (time-based).

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands, except per share amounts)

Prior to 2003, we also granted stock options outside of the Plans.  As of June 30, 2007, 163,000 non-plan options were outstanding.  Non-plan options have terms similar to options granted pursuant to Plans, including exercise price, vesting and exercise terms.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method.  See Note 2, Summary of Significant Accounting Policies, in our 2006 Annual Report.

During the three months ended June 30, 2007 and 2006, we recorded $819 and $556, respectively, of share-based compensation as a component of general and administrative expenses in accordance with SFAS 123R.

Stock option activity during 2007 was as follows:

	Stock Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding on December 31, 2006	4,273,434	$2.02
Granted	106,000
Exercised	(279,153)
Forfeited	(50,010)
Outstanding on March 31, 2007	4,050,271	$2.10
Granted	--
Exercised	(46,935)
Forfeited	(47,000)
Outstanding on June 30, 2007	3,956,336	$$2.10	7.62	$8,249
Vested and exercisable on June 30, 2007	2,435,712	$1.77	6.93	$5,950
_____________
(1)	Calculated using $4.16, the closing price of I-trax common stock (Amex: DMX) on June 29, 2007.

The aggregate intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the three months ended June 30, 2007 was $115.  Net cash proceeds from the exercise of stock options were $85 for the second quarter of 2007.  No tax benefit has been recognized due to accumulated net operating losses.

Below is a summary of our non-vested stock option activity for the six months ended June 30, 2007:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2006	2,006,099	$1.45
Granted	106,000	$2.31
Vested	(511,130)	$1.06
Forfeited	(80,345)	$1.22
Non-vested at June 30, 2007	1,520,624	$1.64

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands, except per share amounts)

At June 30, 2007, there was $1,756 of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 1.89 years.  Our assumptions used in estimating forfeiture rates are reviewed each reporting period and the total value of the awards is adjusted accordingly.

Information regarding options outstanding at June 30, 2007 was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01-$2.00	2,397,012	7.44	$ 1.40	1,971,527	$ 1.34
$2.01-$4.00	1,493,263	8.06	$ 3.06	398,124	$ 2.89
$4.01-$6.00	39,361	4.37	$ 4.76	39,361	$ 4.76
$6.01-$8.00	16,100	4.55	$ 6.19	16,100	$ 6.19
$8.01-$10.00	10,600	3.60	$ 10.00	10,600	$ 10.00
	3,956,336	7.62	$ 2.10	2,435,712	$ 1.77

Restricted stock grants consist of our common stock and typically vest over three years.  The fair value of each restricted share grant is equal to the market price of our common stock at the date of grant using fair market value.  Expense relating to restricted shares is amortized ratably over the vesting period.

A summary of our restricted stock activity and related information during the six month period ending June 30, 2007 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2006	104,840	$3.08
Granted	4,500	$3.73
Forfeited	(5,710)	$3.09
Outstanding at June 30, 2007	103,630	$3.11

At June 30, 2007, there was $220,000 of unrecognized compensation expense related to restricted stock grants that is expected to be recognized over a weighted-average period of 2.15 years.

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
(Unaudited)
($ in thousands, except per share amounts)

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

Significant Customers

One customer represented 28% and 19% of our trade accounts receivable at June 30, 2007 and 2006, respectively. This customer also represented 12% and 13% of our net revenue for the three and six month periods ended June 30, 2007, respectively.

For both the three and six month periods ended June 30, 2007, an additional customer represented 13% of our net revenue.  This same customer accounted for 13% of our net revenue for both the three and six month periods ended June 30, 2006.

9.  Professional Liability and Related Reserves

Since 2004, we have secured professional and general liability insurance for certain of our direct and indirect subsidiaries through Green Hills Insurance Company, a Risk Retention Group (“GHIC”), incorporated as a subsidiary of CHD Meridian LLC under the laws of the State of Vermont.  GHIC provides professional and general liability insurance to I-trax, Inc., its subsidiaries, and the Physician Groups and professional liability insurance to our medical professionals.  The professional liability insurance is a claims-made policy, which covers claims made during a given period of time regardless of when the causable event occurred.  We purchase excess insurance to mitigate risk in excess of GHIC’s policy limits.  In years prior to 2004, we secured similar insurance in the commercial market.

The operations of GHIC are reflected in our consolidated financial statements.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands, except per share amounts)

We maintain professional liability reserves as follows:

Total
Reserves at December 31, 2006	$ 5,759
Payments	(777)
Charged to operating expenses	404
Adjustment (1)	(253)
Reserves at March 31, 2007	$ 5,133
Payments	(87)
Charged to operating expenses	404
Adjustment (1)	(42)
Reserves at June 30, 2007	$ 5,408
_______________
(1)       Represents changes in estimates of outstanding reported claims and unreported claims.

Reported Claims

Our reported claims reserves include our estimated exposure for claims pre-dating GHIC as well as claims that have been reported under GHIC’s policies.  These reserves are included in other current liabilities on our consolidated balance sheet.  These reserves are estimated using individual case-basis valuations, statistical analyses, and independent third-parties valuations.  These reserves represent our best estimate of the ultimate net cost of satisfying all obligations associated with the claims.  Our estimates are reviewed and adjusted as experience develops or new information becomes known.  We also record loss and loss adjustment expenses, which include changes in exposure estimates, related to reported claims on a monthly basis.  Any changes in estimates are reflected in operating expenses.  At June 30, 2007 and December 31, 2006, the reserves for reported claims included in other current liabilities on our consolidated balance sheet were $1,036 and $1,745, respectively.

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

At June 30, 2007 and December 31, 2006, unreported claims reserves were $4,372 and $4,014, respectively.  Of these amounts, unreported claims exposure not transferred to GHIC of $1,638 was included in other long-term liabilities on our consolidated balance sheet.  The remaining amount is classified as other current liabilities.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands, except per share amounts)

10.  Insurance Policy Commutation

We purchase excess insurance policies to mitigate risk in excess of GHIC’s policy limits as discussed in Note 9, Professional Liability and Related Reserves.  During the second quarter, we secured a new excess insurance policy.  We also allowed our old excess policy to expire.  The terms of our old excess policy allowed us to receive a refund of a portion of the premiums we paid during the policy period.  This absolutely and unconditionally released and discharged the insurer from and against any and all obligations to us for claims covered during the policy’s three year period.  Management does not believe this release impacts our exposure to insurance-related losses.

We have recorded a refund of premiums of $1,419 in other income on our consolidated income statements for the three and six months ended June 30, 2007.  This amount is also included in accounts receivable on our balance sheet as of June 30, 2007.

11.  Lease Amendment

Under the terms of a Lease Agreement dated January 25, 2002, as amended on May 17, 2005, we lease from Burton Hills IV Investments, Inc. approximately 31,000 square feet of office space in Nashville, Tennessee for use as executive, administrative and sales offices.  The Lease Agreement expires in June 2010.

On June 22, 2007, we entered into a Second Amendment to the Lease Agreement.  Under the Second Amendment, we agreed to relinquish the majority of the office space on May 1, 2008 in consideration of an early termination payment of $1 million.  On July 31, 2007, we nullified the Second Amendment as permitted by its terms.

On August 9, 2007, we executed an Amended and Restated Second Amendment to the Lease Agreement with Burton Hills IV Investments.  The terms of the Amended and Restated Second Amendment are substantially identical to the Second Amendment described above.  We have the right to nullify Amended and Restated Second Amendment without penalty on or before August 14, 2007.

On August 9, 2007, CHD Meridian Healthcare, LLC also executed an Office Facility Lease with First Industrial Development Services, Inc.  Under the terms of this Office Facility Lease:

•	First Industrial will pay Burton Hills IV Investments on our behalf the early termination payment of $1 million required under the Amended and Restated Second Amendment.

•	First Industrial will build for us a 50,000 square foot office building in Franklin, Tennessee, which we expect to occupy on May 1, 2008.

•	The total cost of the leased facility is approximately $9.4 million.

•	The facility lease is for a term of 11 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

We believe the primary goals of successful financial reporting are transparency and understandability.  We are committed to providing our stockholders with informative financial disclosures and presenting an accurate view of our financial position and operating results.

Forward Looking Statements

The following discussion also contains forward-looking statements.  All statements, other than statements of historical facts, included in this quarterly report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements.  The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements, and readers of this report should not place undue reliance on our forward-looking statements.  Actual results or events could differ, possibly materially, from the plans, intentions and expectations disclosed in our forward-looking statements.  We have identified important factors in the cautionary statements below and in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 16, 2007 (“2006 Annual Report”) that we believe could cause actual results or events to differ, possibly materially, from our forward-looking statements.  Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.  We undertake no duty to update these forward-looking statements, even though our situation may change in the future.

Risk Considerations

You are cautioned not to place undue reliance on the statements and other discussion set forth in this quarterly report.  These statements and other discussion speak only as of the date this quarterly report is filed with the Securities and Exchange Commission, and these statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances.  Factors that may cause actual results to differ materially from management expectations include, but are not limited to:

•	effects of increasing competition for contracts to establish and manage employer-dedicated pharmacies and clinics;

•	loss of advantageous pharmaceutical pricing;

•	inability to meet covenants and financial tests under the terms of our senior secured credit facility;

•	long and complex sales cycles;

•	loss of a major client;

•	cost pressures in the healthcare industry;

•	exposure to professional liability claims and a failure to manage effectively our professional liability risks;

•	economic uncertainty; and

•	each of the factors discussed under “Item 1A. – Risk Factors” in our 2006 Annual Report.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Regulation S-X.  In our opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments necessary to present fairly our financial position as of June 30, 2007 and the results of the operations and cash flows for the three and six month periods ended June 30, 2007.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the covered periods.  We base our estimates and judgments on our historical experience and on various other factors that we believe are reasonable under the circumstances.  We evaluate our estimates and judgments, including those related to revenue recognition, bad debts, and goodwill and other intangible assets on an ongoing basis.  Notwithstanding these efforts, there can be no assurance that actual results will not differ from the respective amount of those estimates.

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

Overview

I-trax, Inc. provides integrated workplace medical, pharmacy, wellness, and disease management services to enhance the health and productivity of the employees, dependents, and retirees of our clients.  We deliver these services at or near the client’s worksite by opening, staffing and managing health centers and pharmacies dedicated to our clients and their eligible populations.  We enhance our on-site services with larger scale disease management and wellness programs through the use of telephonic and e-health tools and pharmaceutical benefits management programs.  We believe our clinicians deliver excellent care in part because of the trusted relationship they establish with their patients at the worksite.

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

As of June 30, 2007, we were providing services to over 102 clients, including large financial institutions, consumer products manufacturers, automotive and automotive parts manufacturers, diversified industrial companies, and a variety of other employers.  As of June 30, 2007, we were operating 225 on-site facilities in 34 states.  Our client retention rate is high due to strong client relationships that are supported by the critical nature of our services, the benefits achieved by employer and employee constituents, and the utilization of multi-year service contracts.

Historically, our on-site services separated into four general categories: occupational health, primary care and corporate health centers, and pharmacies.  Traditional lines among the occupational health, primary care and corporate health categories are blurring, however, as employers seek unique combinations of services to challenge rising healthcare costs.  Accordingly, although we continue to use the general categories to emphasize the primary purpose of a specific facility, we do so with the recognition that many components of excellent care are uniform across all of our facilities.

Critical Accounting Policies

A summary of significant accounting policies is disclosed in Note 2 to the consolidated financial statements included in our 2006 Annual Report.  Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2006 Annual Report.

Results of Operations

Second Quarter Summary

During the quarter ended June 30, 2007, we:

•	Accelerated revenue growth to 15% over the prior-year quarter and achieved the highest revenue in our company’s history, $34.5 million;

•	Opened five net new sites bringing total sites under management to 225;

•
Renegotiated several key terms of our credit facility with Bank of America, N.A. to increase the total facility from $15 million to $20 million, extend the facility maturity date to July 1, 2009, and reduce the interest rate spread and commitment fees;

•	Secured a new more comprehensive and more cost effective excess liability insurance policy, which enabled us to terminate our old excess policy and receive a refund of $1.4 million;

•	Reported diluted earnings per share of $0.01 (which reflects the effect of $1.4 million insurance premium refund) compared to prior-year quarter of $0.00;

•	Reduced the preferred stock dividend to a run rate of $0.1 million per quarter;

•	Increased discretionary spending in selling, marketing and new product development efforts by $0.5 million from prior-year; and

•	Reported share-based compensation expenses of $0.4 million, an increase of $0.1 million from the year ago quarter.

Consolidated Results

The following table presents selected consolidated financial data for the three and six month periods ended June 30:

$ in thousands, except per share amounts

	Three Months Ended June 30		Six Months Ended June 30
Consolidated Performance Summary	2007	2006	2007	2006

Net revenue	$ 34,537	$ 30,042	$ 68,087	$ 60,567
Gross profit as % of net revenue	24.0%	24.2%	24.1%	23.7%
General and administrative expense as % of net revenue	22.0%	19.7%	21.6%	19.7%
Operating income (loss)	$ (377)	$ 503	$ (100)	$ 734
Operating income (loss) as % of revenue	(1.1)%	1.7%	(0.1)%	1.2%
Net income	$ 682	$ 241	$ 674	$ 212
Net income (loss) applicable to common stockholders	$ 545	$ (42)	$ 328	$ (408)
Diluted earnings (loss) per common share	$ 0.01	$ 0.00	$ 0.01	$ (0.01)

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenue for the three months ended June 30, 2007 increased by $4.5 million to $34.5 million, or by 15.0%, from $30.0 million for the three months ended June 30, 2006.  The increase in revenue is primarily attributable to the increase in the number of sites we operated.  At June 30, 2007, we operated 225 sites compared to 201 sites at June 30, 2006. During the quarter, same site revenue growth was 2.2%.

Our operating expenses, that is our direct costs associated with the operation of our on-site and health management services, increased by $3.5 million to $26.3 million for the three months ended June 30, 2007 from $22.8 million for the three months ended June 30, 2006.  This increase of 15.3% reflects the greater number of facilities under management and the growth of services provided to existing clients.

Operating expenses as a percent of revenue were 76.0% for the second quarter of 2007, which is consistent with 75.8% recorded in the second quarter of 2006.  Consequently, our second quarter gross margin (net revenue minus operating expenses) decreased to 24.0% of net revenue from 24.2% of net revenue in the prior-year quarter. Our ratio of new site gross margin to existing site gross margin at the end of the first quarter was 1.25.

General and administrative (“G&A”) expenses increased to $7.6 million for the three months ended June 30, 2007 from $5.9 million for the three months ended June 30, 2006, an increase of 28.4%.  Discretionary spending in sales and marketing and research and development accounted for approximately $1.0 million of G&A for the second quarter of 2007 or $0.5 million of the increase from the prior comparable period.  An additional increase of $0.1 million is attributable to increased SFAS 123R non-cash stock compensation expenses which totaled approximately $0.4 million for the second quarter of 2007.  The balance of the increase in G&A was approximately $1.0 million, or about 13.2%, compared to total G&A expense for the second quarter of 2006.  This increase is driven in part by additional middle managers in our onsite care operations reflecting the increased number of clients and sites.  In addition, this increase is impacted by upgrades in our operating systems and information technology infrastructure which will help provide scalable operations, lower maintenance costs, better client reporting and improved overall efficiency.

We monitor our general and administrative expenses as a percentage of revenue.  The following table shows (1) our total G&A expenses and (2) our G&A expenses excluding SFAS 123R stock compensation and discretionary spending for sales and marketing and research and development:

$ in thousands

	Three Months Ended
	June 30, 2007	June 30, 2006
Net revenue	$ 34,537	$ 30,042
Total G&A expenses	7,611	5,926
G&A as % of revenue	22.0%	19.7%
G&A excluding certain expenses (1)	6,223	5,149
G&A excluding certain expenses as % of net revenue	18.0%	17.1%
_____________
(1)      Excludes SFAS 123R stock based compensation expense, new product development, and sales and marketing.

Our depreciation and amortization expenses were $1.0 million for the three months ended June 30, 2007, an increase of $0.2 million as compared to $0.8 million for the three months ended June 30, 2006.  Amortization expenses of $0.4 million for the second quarter of 2007 are primarily related to amortization of our customer list.  Our depreciation expense of $0.6 million is consistent with the depreciation charge taken in year-ago quarter.  Over the past four quarters, our fixed asset investments have averaged approximately $0.5 million per quarter.

Our interest expense for the three months ended June 30, 2007 was $0.2 million compared to $0.1 million for the three months ended June 30, 2006.  Interest expense is primarily attributable to our senior secured credit facility. Our average balance outstanding under our credit facility during the second quarter of 2007 was $10.2 million.

Financing costs were fully amortized at the end of the first quarter of 2007.  There was no additional amortization of financing costs for the three months ended June 30, 2007 compared to $0.1 million for the three months ended June 30, 2006.

The provision for income taxes for the three months ended June 30, 2007 was $0.2 million compared to $0.1 million for the three months ended June 30, 2006.  The increase over prior year is related to our FIN 48 liability accrued during the second quarter of 2007.

For the three months ended June 30, 2007 and 2006, our net income was $0.7 million and $0.2 million, respectively.  Net income applicable to common stockholders was $0.5 million for the three months ended June 30, 2007 and net loss applicable to common stockholders was $(42,000) for the three months ended June 30, 2006.  During the second quarter of 2007, we received a premium refund of $1.4 million in accordance with the terms of our terminated excess liability insurance policy, which had a substantial positive impact on our second quarter net income.

In summary, we increased our net revenue and gross profit through the addition of new sites and better margins overall at the site level.  We used the increase in gross profit largely to fund discretionary spending in sales, marketing and research and development in order to take advantage of market opportunities and raise our revenue growth rate and profitability in the future.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenue for the six months ended June 30, 2007 increased by $7.5 million to $68.1 million from $60.6 million for the six months ended June 30, 2006, an increase of approximately 15.0%.  This increase is primarily attributable to the operations of additional sites.  Over the last 12 months we have opened 24 net new sites, and 12 net new sites subsequent to December 31, 2006. During the first half of the year, same site revenue growth was 2.0%.

Our operating expenses, that is our direct costs associated with the operation of our on-site and health management services, increased by $5.4 million to $51.7 million for the six months ended June 30, 2007 from $46.2 million for the six months ended June 30, 2006, an increase of 11.8%.  The increase reflects the greater number of facilities under management and the growth of services provided to existing clients.

Operating expenses as a percent of revenue were 75.9% for the first half of 2007, an improvement of 0.3% from the 76.3% achieved in the first half of 2006.  Consequently, our first half of the year gross margin (net revenue minus operating expenses) increased to 24.1% of net revenue from 23.7% of net revenue in the prior-year quarter.  Our ratio of new site gross margin to existing site gross margin at the end of the second quarter was 1.13.

G&A expenses increased to $14.7 million for the six months ended June 30, 2007 from $11.9 million for the six months ended June 30, 2006, an increase of 23.1%.  Discretionary spending in sales and marketing and research and development accounted for approximately $2.1 million of G&A for the second quarter of 2007, or $1.1 million of the increase from the prior year period.  An additional increase of $0.3 million is attributable to increased SFAS 123R non-cash stock compensation expenses which totaled approximately $0.8 million for the first half of 2007 The balance of the increase in G&A was $1.4 million which we believe will enhance our client delivery infrastructure, increase customer awareness and accelerated growth in revenue and operating margins, and prove our concept and significant competitive advantage in the marketplace.

We monitor our general and administrative expenses as a percentage of revenue.  The following table shows (1) our total G&A expenses and (2) our G&A expenses excluding SFAS 123R stock compensation and discretionary spending for sales and marketing and research and development:

$ in thousands

	Six Months Ended
	June 30, 2007	June 30, 2006
Net revenue	$ 68,087	$ 60,567
Total G&A expenses	14,675	11,918
G&A as % of revenue	21.6%	19.7%
G&A excluding certain expenses (1)	11,749	10,364
G&A excluding certain expenses as % of net revenue	17.3%	17.1%
____________
(1)      Excludes SFAS 123R stock based compensation expense, new product development, and sales and marketing.

Our depreciation and amortization expenses were $1.9 million for the six months ended June 30, 2007, an increase of $0.2 million as compared to $1.7 million for the six months ended June 30, 2006. Amortization expenses of $0.9 million for the first half of 2007 are primarily related to amortization of our customer list.  Our depreciation expense of $1.0 million is consistent with the depreciation charge taken in the first half of 2006.

Our interest expense for the six months ended June 30, 2007 was $0.3 million, an increase of $0.1 million from that of the six months ended June 30, 2006 of $0.2 million.  Interest expense is primarily attributable to our senior secured credit facility.  Our average balance outstanding under our credit facility during the first half of 2007 was $9.5 million.

Amortization of financing costs for each of the six months ended June 30, 2007 and 2006 was $0.1 million.

The provision for income taxes for the six months ended June 30, 2007 and 2006 was $0.3 million and $0.2 million, respectively.  The increase is attributable to additional FIN 48 liability recorded in the second quarter of 2007.

For the six months ended June 30, 2007 and 2006, our net income was $0.7 million and $0.2 million, respectively.  Net income applicable to common stockholders was $0.3 million for the first half of 2007 compared to a net loss applicable to common stockholders of $(0.4) million for the first half of 2006.  During the second quarter of 2007, we received a premium refund of $1.4 million in accordance with the terms of our terminated excess liability insurance policy, which had a substantial positive impact on our first half 2007 net income.

Liquidity and Capital Resources

Summary

On June 29, 2007, we amended our senior credit facility with Bank of America, N.A. to:

•
Increase the amount we can borrow under the facility to $20,000, comprised of the existing $15,000 revolving loan facility and a new, separate $5,000 loan facility (“Swingline Commitment”) which is not subject to a borrowing base limitation; however, the total Swingline Commitment will be reduced by $313 on April 1, 2008 and on the first day of each succeeding July, October, January, and April thereafter;

•	Extend the facility maturity date, covering both components of the facility, until July 1, 2009;

•	Amend certain financial covenants required under the facility; and

•	Reduce the interest rate spread and commitment fee under the facility by one percent and 1/8th percent, respectively.

We will continue to use this amended facility to finance operations, which includes the purchase of pharmaceuticals on a pass-through basis for the benefit of our pharmacy clients.  Borrowings under the facility are secured by substantially all of our tangible assets and bear interest at rates specified in the credit agreement.  At June 30, 2007, $1,000 of the facility was outstanding to secure a standby letter of credit, which reduces the amount available under the facility for borrowings.

Cash recorded on our consolidated balance sheet consists primarily of cash held by our insurance subsidiary.  We utilize a revolving senior secured credit facility and our Swingline Commitment to manage our working capital needs during the year.  Our payables and cash outlays are driven primarily by pass-through pharmaceutical purchases averaging $6.2 million every two weeks.  During the second quarter of 2007, our weighted-average balance outstanding under our revolving credit facility was $10.2 million.  As of June 30, 2007, $2.1 million was available under the revolving credit facility and $2.5 million was outstanding under our Swingline Commitment.  Total borrowings under the revolving credit facility at June 30, 2007 and December 31, 2006 were $11.9 million and $9.1 million, respectively.

We ended the first quarter with $7.1 million of cash and cash equivalents, an increase of $0.6 million from the end of 2006.  Working capital, the ratio of current assets to current liabilities, was 1.61 at June 30, 2007, as compared to 1.12 at December 31, 2006 and 1.19 at June 30, 2006.  We believe that these ratios demonstrate improving financial liquidity.  We believe that availability under our credit facility and our cash and cash equivalents will be sufficient to meet our anticipated cash needs for the next 12 months.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30:

$ in thousands

	2007	2006
Total cash provided by (used in):
Operating activities	$ (4,134)	$ (174)
Investing activities	(1,125)	(717)
Financing activities	5,835	1,935
Increase in cash and cash equivalents	$ 576	$ 1,044

Operating Activities

Cash used in operating activities was $4.1 million for the first half of 2007, compared with cash used in operations of $0.2 million for the first half of 2006. This increase is primarily attributable to the increase in accounts receivable and the decrease in accounts payable.  The increase in accounts receivable is due to our growth in sites and a longer average collection period.  We do not believe that this constitutes an increased risk of uncollectible accounts as we continue to have a strong history of collecting outstanding accounts receivable balances.

Investing Activities

Cash used in investing activities was $1.1 million for the first half of 2007 compared with $0.7 million for the first half of 2006.  The primary purpose of our cash investment activities was to support our clinicians at site locations, improve our operational efficiency and create scalability for future service offerings. We anticipate similar quarterly expenditures through 2007.

Financing Activities

Cash provided by financing activities was $5.8 million for the first half of 2007, compared with $1.9 million for the first half of 2006.  Financing activity in each period primarily constituted additional draws under our credit facility.

Sources of Liquidity

Generally, we rely on three principal sources of cash for liquidity:  (1) funds generated by operating activities; (2) cash and cash equivalents in excess of the amounts necessary to meet reserve requirements in our insurance subsidiary; and (3) borrowings under our revolving credit facility.

During the first half of 2007, we have used $4.1 million of funds in operating activities principally as a result of the $4.7 million increase in accounts receivable and the $3.4 million decrease in other current liabilities and accounts payable.  Moreover, we carry very little cash in excess of amounts necessary to meet our insurance reserves.  As a result, during the period ended June 30, 2007, we have relied exclusively on draws under our credit facility for liquidity.  To fund operations since December 31, 2006, we have increased the balance owed on our credit facility by approximately $5.3 million, of which $2.8 million represents an increase in borrowing under the revolving line and $2.5 million represents a borrowing under the newly-available Swingline Commitment.

The increase in our accounts receivable balance is due in combination to our revenue growth and an increase in the average days our accounts receivable are outstanding.  We do not anticipate that our average collection period will continue to increase.  As most of our outstanding accounts receivable balances are current, we do not believe there are any ultimate collection issues or that these outstanding balances will adversely affect our credit facility borrowing base.

We believe funds available under our credit facility and generated from operations will be sufficient to finance continuing operations and strategic initiatives for the next year.  As of June 30, 2007, $2.1 million was available under the revolving facility and $2.5 million was available under the Swingline Commitment.  Nonetheless, our ability to access our credit facility is subject to compliance with the terms and conditions of the credit facility, including financial covenants that require us to maintain certain financial ratios.  At June 30, 2007, we were in compliance with all such covenants.

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

The following table summarizes our significant contractual obligations at June 30, 2007, and the effect such obligations are expected to have on our liquidity and cash in future periods:

$ in thousands

Payments due by period
Contractual obligations (2)	Total	< 1 Year	1 – 3 Years	3 – 5 Years	> 5 Years
Operating leases	$ 11,145	$ 1,281	$ 1,932	$ 1,678	$ 6,254
Less: Amounts reimbursed by clients (1)	284	245	38	1	--
	$ 10,861	$ 1,036	$ 1,894	$ 1,677	$ 6,254
______________
(1)
From time to time, we enter into operating leases for offices and equipment leases on behalf of our clients in order to facilitate the delivery of our services at client locations.  In such cases, our clients agree to reimburse us for the expenses incurred related to these operating leases.

(2)	Amounts include our new lease agreement as discussed in Item 5.Other Information below in this quarterly report.

Material Equity Transactions

The following table describes activity related to our Series A Convertible Preferred Stock during the quarter ended June 30, 2007:

Series A Convertible Preferred Stock shares converted	50,466
Common shares issued upon conversion	504,656
Common shares issued in satisfaction of dividends accrued	76,220
Total common shares issued upon Series A Convertible Preferred Stock conversions	580,876

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

Our senior secured credit facility is not subject to risk of material interest-rate volatility.  The interest rate on the credit facility at June 30, 2007 was 8.3%.  If the interest rate on the debt were to increase to 9.5%, the resulting financial impact would not be material to our financial statements.  We do not manage our debt interest-rate volatility risk through the use of derivative instruments.

Overall, there have been no material changes in our primary risk exposures or management of market risks since the prior year.  We do not expect any material changes in our primary risk exposures or management of market risks for the foreseeable future.

Item 4.	Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective  in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (A) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (B) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within I-trax have been detected.

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      OTHER INFORMATION

Item 1.	Legal Proceedings

Certain of our subsidiaries are involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our overall consolidated financial position, results of operations or liquidity.

Item 1A.                      Risk Factors

There were no material changes during the quarter ended June 30, 2007 from the risk factors as previously disclosed in our 2006 Annual Report.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Securities

During the quarter ended June 30, 2007, 5 stockholders converted 50,466 shares of the Company’s Series A Convertible Preferred Stock into 504,656 shares of common stock.  In these conversions, we also issued an additional 76,220 shares of our common stock in payment of accrued dividends on the converted shares of Series A Convertible Preferred Stock.  The shares issued upon conversion, including the shares representing payment of the dividends, were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

On April 16, 2007, an investor exercised warrants to purchase an aggregate of 5,000 shares of our common stock at an exercise price of $3.00 per share.  In lieu of paying the exercise price in cash, the investor used the warrants’ cashless exercise feature, such that the investor received 1,470 shares of our common stock and surrendered to us for cancellation 3,530 shares of our common stock.  In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

On May 4, 2007, two investors exercised warrants to purchase an aggregate of 30,000 shares of our common stock at an exercise price of $3.00 per share.  In lieu of paying the exercise price in cash, the investors used the warrants’ cashless exercise feature, such that the investors received 10,768 shares of our common stock and surrendered to us for cancellation 19,232 shares of our common stock.  In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

On May 8, 2007, an investor exercised warrants to purchase an aggregate of 16,800 shares of our common stock at an exercise price of $2.50 per share.  In lieu of paying the exercise price in cash, the investor used the warrants’ cashless exercise feature, such that the investor received 7,466 shares of our common stock and surrendered to us for cancellation 9,334 shares of our common stock.  In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

On May 16, 2007, an investor exercised warrants to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $2.70 per share.  In lieu of paying the exercise price in cash, the investor used the warrants’ cashless exercise feature, such that the investor received 35,220 shares of our common stock and surrendered to us for cancellation 64,780 shares of our common stock.  In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

On May 24, 2007, an executive exercised warrants to purchase an aggregate of 103,000 shares of our common stock at an exercise price of $2.50 per share.  In lieu of paying the exercise price in cash, the executive used the warrants’ cashless exercise feature, such that the investor received 45,238 shares of our common stock and surrendered to us for cancellation 57,762 shares of our common stock.  In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

On June 3, 2007, an investor exercised warrants to purchase an aggregate of 6,250 shares of our common stock at an exercise price of $1.76 per share.  In lieu of paying the exercise price in cash, the investor used the warrants’ cashless exercise feature, such that the investor received 3,874 shares of our common stock and surrendered to us for cancellation 2,376 shares of our common stock.  In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.

Item 3.                 Defaults Upon Senior Securities

None.

Item 4.                 Submission of Matters to a Vote of Security Holders

We held an annual meeting of stockholders in Philadelphia, Pennsylvania on May 2, 2007 to elect directors and ratify the selection of Goldstein Golub Kessler LLP as I-trax’s independent auditors for the fiscal year ending December 31, 2007.  Of the 43,184,797 shares eligible to vote at the meeting, which includes shares of common stock and shares of common stock issuable upon conversion of shares of Series A Convertible Preferred Stock, 33,084,617 shares were present or represented by proxy at the meeting.

The vote of the holders of common stock issued or issuable upon conversion of outstanding shares of Series A Convertible Preferred Stock for election of our directors for a term of one year expiring on the date of the 2007 annual meeting of stockholders was as follows:

	For	Withheld

Haywood D. Cochrane, Jr.	32,715,567	370,050
Dr. Raymond J. Fabius	33,016,602	69,015
Philip D. Green	32,715,567	370,050
Gail F. Lieberman	33,010,802	74,815
Frank A. Martin	33,016,602	69,015
Gerald D. Mintz	33,016,602	69,015
Dr. David Nash	27,908,498	5,177,119
Jack A. Smith	33,009,236	76,381
R. Dixon Thayer	33,016,202	69,415

The ratification of Goldstein Golub Kessler LP as I-trax’s independent auditors for the fiscal year ending December 31, 2007 was as follows:

For	Against	Abstained

32,996,170	11,817	77,630

Item 5.                 Other Information

Item 1.01                      Entry into a Material Definitive Agreement.

Under the terms of a Lease Agreement dated January 25, 2002, as amended on May 17, 2005, we lease from Burton Hills IV Investments, Inc. approximately 31,000 square feet of office space in Nashville, Tennessee for use as executive, administrative and sales offices.  The Lease Agreement expires in June 2010.

As previously disclosed on a current report on Form 8-K, on June 22, 2007, we entered into a Second Amendment to the Lease Agreement.  Under the Second Amendment, we agreed to relinquish the majority of the office space on May 1, 2008 in consideration of an early termination payment of $1 million.

On July 31, 2007, we nullified the Second Amendment without penalty as permitted by its terms because we had not yet entered into a new lease for office space in the Nashville area.

On August 9, 2007, we executed an Amended and Restated Second Amendment to the Lease Agreement with Burton Hills IV Investments.  The terms of the Amended and Restated Second Amendment are substantially identical to the Second Amendment described above.  We have the right to nullify Amended and Restated Second Amendment without penalty on or before August 14, 2007.

On August 9, 2007, CHD Meridian Healthcare, LLC also executed an Office Facility Lease with First Industrial Development Services, Inc.  Under the terms of this Office Facility Lease:

•	First Industrial will pay Burton Hills IV Investments on our behalf the early termination payment of $1 million required under the Amended and Restated Second Amendment.

•	First Industrial will build for us a 50,000 square foot office building in Franklin, Tennessee, which we expect to occupy on May 1, 2008.

•	We will pay First Industrial initial monthly base rent of $66,220.

The Office Facility Lease is for a term of 11 years and I-trax, Inc. has executed a guarantee of the lease.

Item 1.02                      Termination of a Material Definitive Agreement.

The information in Item 1.01 above regarding the Second Amendment to the Lease Agreement and its nullification on July 31, 2007 is incorporated herein by reference.

Item 6.                 Exhibits

Number                      Exhibit Title

10.1	Amended and Restated Employment Agreement dated May 14, 2007, between I-trax, Inc. and David R. Bock.

10.2
Second Amendment to Lease Agreement dated June 22, 2007 between Burton Hills IV Investments, Inc. and CHD Meridian Healthcare, LLC.  (Incorporated by reference to Exhibit 99.1 to I-trax, Inc.’s Current Report on Form 8-K, filed on June 28, 2007.)

10.3
Eighth Amendment to Credit Agreement, dated June 29, 2007, by and among I-trax, Inc., certain subsidiaries of I-trax, Inc., and Bank of America, N.A.  (Incorporated by reference to Exhibit 10.1 to I-trax, Inc.’s Current Report on Form 8-K, filed on July 6, 2007.)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of August 9, 2007.

I-TRAX, INC.

By:           /s/ R. Dixon Thayer
R. Dixon Thayer, Chief Executive Officer
(Principal Executive Officer)

By:           /s/ David R. Bock
David R. Bock, Executive Vice President and Chief Financial Officer
                                        (Principal Financial and Accounting Officer)