Form 10-Q
period 2007-09-30
I TRAX INC
filed 2007-11-09
CIK 1110189

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007
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

As of November 7, 2007, there were 41,315,366 shares of the registrant’s $0.001 par value common stock outstanding.

PART I.                      FINANCIAL INFORMATION

Item 1.  Financial Statements
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of I-trax, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of I-trax, Inc. (a Delaware corporation) and Subsidiaries as of September 30, 2007, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2007 and 2006, and the related condensed consolidated statements of cash flows for the nine month periods ended September 30, 2007 and 2006.  These interim financial statements are the responsibility of the company’s management.

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

GOLDSTEIN GOLUB KESSLER LLP
New York, New York
November 8, 2007

I-TRAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

ASSETS
	September 30, 2007 (Unaudited)	December 31, 2006
Current assets
Cash and cash equivalents	$8,708	$6,558
Accounts receivable, net	24,863	21,704
Other current assets	1,278	1,526
Total current assets	34,849	29,788

Property and equipment, net	4,736	3,377
Goodwill	51,620	51,620
Customer list, net	17,047	18,159
Other intangible assets, net	198	402
Other long term assets	36	41

Total assets	$108,486	$103,387

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$7,730	$10,376
Accrued payroll and benefits	4,388	4,444
Accrued restructuring charges	--	118
Other current liabilities	9,868	11,627
Total current liabilities	21,986	26,565

Senior secured credit facility	13,370	9,057
Note payable	902	129
Other long term liabilities	3,905	1,945

Total liabilities	40,163	37,696

Commitments and contingencies

Stockholders’ equity
Preferred stock - $.001 par value, 2,000,000 shares authorized, 219,126 and 559,101 issued and outstanding, respectively; Liquidation preference: $5,478,000 and $13,978,000 at September 30, 2007 and December 31, 2006, respectively	--	1
Common stock - $.001 par value, 100,000,000 shares authorized 41,230,123 and 36,613,707 shares issued and outstanding, respectively	41	35
Additional paid in capital	140,138	136,623
Accumulated deficit	(71,856)	(70,968)
Total stockholders’ equity	68,323	65,691

Total liabilities and stockholders’ equity	$108,486	$103,387

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006

Net revenue	$35,148	$30,495	$103,234	$91,061

Costs and expenses
Operating expenses	26,618	22,622	78,280	68,849
General and administrative expenses	7,118	6,437	21,793	18,356
Lease termination expense (Note 10)	780	--	780	--
Depreciation and amortization	1,155	826	3,004	2,513
Total costs and expenses	35,671	29,885	103,857	89,718

Operating income (loss)	(523)	610	(623)	1,343

Other expenses (income)
Other expense (income)	(2)	--	(1,421)	--
Interest expense	116	113	424	342
Amortization of financing costs	14	59	72	172
Total other expenses (income)	128	172	(925)	514

Income (loss) before provision for income taxes	(651)	438	302	829

Provision for income taxes	149	234	428	414

Net income (loss)	(800)	204	(126)	415

Less preferred stock dividend	121	282	467	902

Net loss applicable to common stockholders	$(921)	$(78)	$(593)	$(487)

Earnings (loss) per common share:
Basic and Diluted	$(0.02)	$0.00	$(0.01)	$(0.01)

Weighted average number of shares outstanding:
Basic and Diluted	40,949,053	36,462,797	39,938,780	35,875,461

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine months ended September 30
	2007	2006
Operating activities:
Net income (loss)	$(126)	$415
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock issued as bonus compensation	31	--
Stock based compensation	1,238	961
FIN 48 Liability	235	--
Accrued loss on contracts	--	(419)
Depreciation and amortization	3,004	2,513
Modification of warrants	--	57
Issuance of stock below market value	--	130
Issuance of warrants for services	47	72
Amortization of financing costs	72	172
Loss on disposal of assets	--	390
Changes in operating assets and liabilities:
Accounts receivable	(3,159)	(1,466)
Other current assets	248	(227)
Other long term assets	5	--
Accounts payable	(2,646)	(485)
Accrued payroll and benefits	(57)	(52)
Accrued restructuring charges	(118)	(197)
Other current liabilities	(496)	642
Other long term liabilities	964	(7)
Net cash provided by (used in) operating activities	(758)	2,499
Investing activities:
Purchases of property and equipment	(1,840)	(1,152)
Acquisition of intangible assets	(61)	(4)
Net cash used in investing activities	(1,901)	(1,156)
Financing activities:
Proceeds from option exercises	536	132
Proceeds from stock issuance	--	107
Issuance of (repayment of) note payable	(40)	143
Proceeds from exercise of warrants	--	22
Proceeds from bank credit facility	4,313	1,776
Net cash provided by financing activities	4,809	2,180
Net increase in cash and cash equivalents	2,150	3,523
Cash and cash equivalents at beginning of period	6,558	5,386
Cash and cash equivalents at end of period	$8,708	$8,909

Schedule of non-cash investing and financing activities:
Software acquired under a capital lease	$1,219	$--
Modification of warrants	$--	$57
Stock issuance below market value	$--	$130
Issuance of warrants for services	$47	$72
Preferred stock dividend	$467	$902
Conversion of accrued dividends to common stock	$2,034	$1,115

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands, except per share amounts)

1.  Organization

I-trax, Inc. offers integrated workplace health and productivity management solutions.  We operate on-site health centers which deliver primary care, pharmacy care management, acute care corporate health, and occupational health as well as disease, wellness and lifestyle management programs.  We enhance the services we offer at our on-site centers with larger scale disease management and wellness programs that use telephonic and e-health tools and which benefit from the trusted relationships established with patients by our clinicians at the worksite.  We are focused on helping our customers achieve employer-of-choice status, making the workplace safer, and improving the quality of care and productivity of the workforce while mitigating healthcare costs.

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  We believe that the disclosures are adequate to make the financial information presented not misleading.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 16, 2007 (“2006 Annual Report”).  All adjustments were of a normal recurring nature unless otherwise disclosed.  In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands, except per share amounts)

Consolidation of the Physician Groups with CHD Meridian LLC, and consequently, with I-trax, Inc. is necessary to present fairly the financial position and results of our operations.  Control of the Physician Groups is perpetual and other than temporary because of the nominee shareholder model and the management agreements between the entities.  The net tangible assets of the Physician Groups were not material at September 30, 2007 or December 31, 2006.

We record pass-through pharmaceutical purchases on a net basis in compliance with EITF Issue No. 99-19, Reporting Gross Revenue as a Principal vs. Net as an Agent.  The amounts of pass-through pharmaceuticals purchased by us for the three month period ended September 30, 2007 and 2006 were $37,357 and $37,888, respectively, and for the nine months ended September 30, 2007 and 2006 were $114,160 and $113,113, respectively.

3.  Initial Adoption of FIN 48

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007.  FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes.  FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes.  FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes.  As a result of the implementation of FIN 48, we recognized approximately $761 as a liability for unrecognized tax benefits, including estimated interest and penalties of $135.  This amount was included in other long-term liabilities on our condensed consolidated balance sheet as of March 31, 2007.  We recorded a corresponding increase in our opening accumulated deficit of $761.  During the nine months ended September 30, 2007, we recorded an additional $235 of FIN 48 expense which increased our total unrecognized tax benefits to $996, all of which would, if recognized, affect the effective tax rate.  The increase is the result of additional uncertainties identified subsequent to the adoption date.  Cumulative potential interest and penalties accrued related to unrecognized tax benefits at September 30, 2007 totaled $198 which is included in the $996 figure mentioned above.

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

The following shares issuable upon exercise of options, warrants, and convertible securities were excluded from the diluted loss per share computation because their effect would be anti-dilutive for the three and nine months ended September 30:

	2007	2006
Series A Convertible Preferred Stock	2,191,260	5,591,600
Warrants	1,765,561	2,813,603
Stock options	4,552,625	4,309,100
Anti-dilutive shares	8,509,466	12,714,303

5.  Long Term Debt

We use our senior credit facility with Bank of America, N.A. to finance operations, which include the purchase of pharmaceuticals on a pass-through basis for the benefit of our pharmacy clients.  Borrowings under the facility are secured by substantially all of our tangible assets and bear interest at rates specified in the credit agreement.

At September 30, 2007 and December 31, 2006, we had $10,870 and $9,057, respectively, of debt outstanding under the revolving loan facility.  We also had $2,500 outstanding under our Swingline Commitment at September 30, 2007.  At September 30, 2007, the interest rate applicable under the revolving loan facility was 7.1%.  In addition, at September 30, 2007, $1,700 of the facility was outstanding to secure a standby letter of credit, which reduces the amount available under the facility for borrowings.  Availability under the revolving loan facility was $2,430 and $4,943 at September 30, 2007 and December 31, 2006, respectively.  Availability under the Swingline Commitment at September 30, 2007 was $2,500.  As of September 30, 2007, we were in compliance with our facility covenants, including covenants measuring: (1) our fixed charges coverage ratio, (2) our ratio of funded indebtedness to earnings before income, taxes, depreciation and amortization, (3) our funded indebtedness to capitalization, and (4) minimum stockholders’ equity amounts.

6.  Stockholders’ Equity

Preferred Stock

During the third quarter of 2007, stockholders converted 22,159 shares of Series A Convertible Preferred Stock into 221,591 shares of common stock, and 42,643 shares of common stock were issued to satisfy the dividends accrued on the converted shares.  As of September 30, 2007, 219,126 shares of Series A Convertible Preferred Stock were issued and outstanding.  Accrued dividends relating to our preferred stock at September 30, 2007 and December 31, 2006 were $1,549 and $3,116, respectively, which amounts are included in other current liabilities on the condensed consolidated balance sheet.

Common Stock

On August 13, 2007, we granted options to acquire 473,166 shares of common stock to certain employees with an exercise price of $3.60 per share, which approximated the market value at the date of grant.  The options vest over a three year period.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands, except per share amounts)

On August 13, 2007, we granted 105,000 shares of restricted stock to certain employees.  The restricted shares were valued at $3.60 per share, which approximated the market value at the date of grant, and vest over a three year period.

On September 10, 2007, we granted options to acquire 146,000 shares of common stock to certain employees with an exercise price of $3.25 per share, which approximated the market value at the date of grant.  The options vest over a three year period.

On September 10, 2007, we granted 6,000 shares of restricted stock to certain employees.  The restricted shares were valued at $3.25 per share, which approximated the market value at the date of grant, and vest over a three year period.

Share Based Compensation

During the three months ended September 30, 2007, we recognized $418 of share compensation expense which is included in general and administrative expense on our condensed consolidated statement of operations.

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

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands, except per share amounts)

Significant Customers

One customer represented 26% and 27% of our trade accounts receivable at September 30, 2007 and 2006, respectively. This customer also represented 12% and 13% of our net revenue for the three and nine month periods ended September 30, 2007, respectively.

For both the three and nine month periods ended September 30, 2007, a different customer represented 12% of our net revenue.  This same customer accounted for 13% of our net revenue for both the three and nine month periods ended September 30, 2006.

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

The operations of GHIC are reflected in our consolidated financial statements.  We maintain professional liability reserves as follows:

Total
Reserves at December 31, 2006	$5,759
Payments	(777)
Charged to operating expenses	404
Adjustment (1)	(253)
Reserves at March 31, 2007	5,133
Payments	(87)
Charged to operating expenses	404
Adjustment (1)	(42)
Reserves at June 30, 2007	5,408
Payments	(50)
Charged to operating expenses	400
Adjustment (1)	4
Reserves at September 30, 2007	$5,762
_______________________
(1)       Represents changes in estimates of outstanding reported claims and unreported claims.

Reported Claims

Our reported claims reserves include our estimated exposure for claims pre-dating GHIC as well as claims that have been reported under GHIC’s policies.  These reserves are included in other current liabilities on our consolidated balance sheet.  These reserves are estimated using individual case-basis valuations, statistical analyses, and independent third party valuations.  These reserves represent our best estimate of the cost of satisfying all obligations associated with the claims.  Our estimates are reviewed and adjusted as experience develops or new information becomes known.  We also record loss and loss

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands, except per share amounts)

adjustment expenses, which include changes in exposure estimates related to reported claims on a monthly basis.  Any changes in estimates are reflected in operating expenses.  At September 30, 2007 and December 31, 2006, the reserves for reported claims included in other current liabilities on our consolidated balance sheet were $1,189 and $1,745, respectively.

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

At September 30, 2007 and December 31, 2006, unreported claims reserves were $4,573 and $4,014, respectively.  Of these amounts, unreported claims exposure not transferred to GHIC of $1,638 was included in other long-term liabilities on our consolidated balance sheet.  The remaining amount is classified as other current liabilities.

10.  Lease Amendment

Under the terms of a Lease Agreement dated January 25, 2002, as amended on May 17, 2005, we lease from Burton Hills IV Investments, Inc. approximately 31,000 square feet of office space in Nashville, Tennessee for use as executive, administrative and sales offices.

On August 9, 2007, we executed an Amended and Restated Second Amendment to the Lease Agreement with Burton Hills IV Investments.  Under the terms of the Amended and Restated Second Amendment, we agreed to relinquish the majority of the office space on May 1, 2008 in consideration of an early termination payment of $964.

On August 9, 2007, CHD Meridian, LLC executed an Office Facility Lease with First Industrial Development Services, Inc.  Under the terms of this Office Facility Lease:

•	First Industrial paid Burton Hills IV Investments on our behalf the early termination payment of $964 required under the Amended and Restated Second Amendment.

•	First Industrial will build for us an office building in Franklin, Tennessee of approximately 50,000 square feet, which we expect to occupy on or about May 1, 2008.

•	The total value of contractual lease payments related to this facility is approximately $9,409.

•	Thefacility lease is for a term of 11 years.

We account for lease expenses in accordance with FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases, which stipulates that rent expense for operating leases with rent-free periods or scheduled increases must be accounted for on a straight-line basis over the lease

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands, except per share amounts)

term.  In connection with the termination of the Burton Hills IV Investments lease, $184 of deferred rent related to our lease with Burton Hills IV Investments was offset against the termination payment of $964 resulting in a net lease termination charge of $780.

At September 30, 2007, other long term liabilities on our condensed consolidated balance sheet included deferred rent of $964 related to our new lease agreement.  Our scheduled lease payments to First Industrial include the repayment of deferred rent.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

We believe the primary goals of successful financial reporting are transparency and understandability.  We are committed to providing our stockholders with informative financial disclosures and presenting an accurate view of our financial position and operating results.

Forward Looking Statements

The following discussion contains forward-looking statements.  All statements, other than statements of historical facts, included in this quarterly report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements.  The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements, and readers of this report should not place undue reliance on our forward-looking statements.  Actual results or events could differ, possibly materially, from the plans, intentions and expectations disclosed in our forward-looking statements.  We have identified important factors in the cautionary statements below and in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 16, 2007 (“2006 Annual Report”) that we believe could cause actual results or events to differ, possibly materially, from our forward-looking statements.  Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.  We undertake no duty to update these forward-looking statements, even though our situation may change in the future.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-Q, and Regulation S-X.  In our opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments necessary to present fairly our financial position as of September 30, 2007 and the results of the operations and cash flows for the three and nine month periods ended September 30, 2007.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the covered periods.  We base our estimates and judgments on our historical experience and on various other factors that we believe are reasonable under the circumstances.  We evaluate our estimates and judgments, including those related to revenue recognition, bad debts, and goodwill and other intangible assets on an ongoing basis.  Notwithstanding these efforts, there can be no assurance that actual results will not differ from the respective amount of those estimates.

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

As of September 30, 2007, we were providing services to over 105 clients, including large financial institutions, consumer products manufacturers, automotive and automotive parts manufacturers, diversified industrial companies, and a variety of other employers.  As of September 30, 2007, we were operating 234 on-site facilities in 35 states.  Our client retention rate is high due to strong client relationships that are supported by the critical nature of our services, the benefits achieved by employer and employee constituents, and the utilization of multi-year service contracts.

Historically, our on-site services separated into four general categories: occupational health, primary care, and corporate health centers, and pharmacies.  Traditional lines among the occupational health, primary care, and corporate health categories are blurring, however, as employers seek unique combinations of services to challenge rising healthcare costs.  Accordingly, although we continue to use the general categories to emphasize the primary purpose of a specific facility, we do so with the recognition that many components of excellent care are uniform across all of our facilities.

Critical Accounting Policies

A summary of significant accounting policies is disclosed in Note 2 to the consolidated financial statements included in our 2006 Annual Report.  Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2006 Annual Report.

Results of Operations

Third Quarter Summary

During the quarter ended September 30, 2007, we:

•	Accelerated revenue growth to 15.3% over the prior-year quarter and achieved the highest quarterly revenue in our company’s history, $35.1 million;

•	Opened 9 net new sites, which brings total sites under management to 234;

•	Recorded $0.8 million of expense related to the early termination of our lease as discussed below;

•	Reported diluted loss per share of $(0.02) (which includes the effect of $0.8 million of lease termination expense) compared to prior-year quarter of $0.00;

•	Reduced the preferred stock dividend to a run rate of $0.1 million per quarter;

•	Increased discretionary spending on selling, marketing and new product development efforts by $0.3 million from prior-year; and

•	Reported share-based compensation expense of $0.4 million.

Consolidated Results

The following table presents selected consolidated financial data for the three and nine month periods ended September 30:

$ in thousands, except per share amounts

	Three Months Ended September 30		Nine Months Ended September 30
Consolidated Performance Summary	2007	2006	2007	2006

Net revenue	$35,148	$30,495	$103,234	$91,061
Gross profit as % of net revenue	24.3%	25.8%	24.2%	24.4%
General and administrative expense as % of net revenue	20.3%	21.1%	21.1%	20.2%
Operating income (loss)	$(523)	$610	$(623)	$1,343
Operating income (loss) as % of net revenue	(1.5)%	2.0%	(0.6)%	1.5%
Lease termination expense	$780	$--	$780	$--
Net income (loss)	$(800)	$204	$(126)	$415
Net loss applicable to common stockholders	$(921)	$(78)	$(593)	$(487)
Diluted loss per common share	$(0.02)	$0.00	$(0.01)	$(0.01)

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net revenue for the three months ended September 30, 2007 increased by $4.6 million to $35.1 million, or by 15.3%, from $30.5 million for the three months ended September 30, 2006.  The increase in revenue is primarily attributable to the increase in the number of sites we operated.  At September 30, 2007, we operated 234 sites compared to 211 sites at September 30, 2006.  In the three months ended September 30, 2007, same site net revenue growth for sites in operation for more than one year was 2.7% compared to net revenue for the three months ended September 30, 2006.

Our operating expenses, that is our direct costs associated with the operation of our on-site and health management services, increased by $4.0 million to $26.6 million for the three months ended September 30, 2007 from $22.6 million for the three months ended September 30, 2006.  This increase of 17.7% reflects the greater number of facilities under management and the growth of services provided to existing clients.  In addition, the year-ago quarter included a reduction of operating expenses by $0.3 million due to a health insurance reserve true-up.

Operating expenses as a percent of revenue were 75.7% for the third quarter of 2007, which is slightly higher than 74.2% recorded in the third quarter of 2006.  Consequently, our third quarter gross margin (net revenue minus operating expenses) decreased to 24.3% of net revenue from 25.8% of net revenue in the prior-year quarter.  Excluding the health insurance true-up from the year-ago quarter, gross margin would have been 24.8% of net revenue.  Our ratio of new site gross margin to existing site gross margin at the end of the third quarter was 1.17.  For purposes of this ratio, we define new sites as sites that have been in operation for less than two full fiscal years.

General and administrative (“G&A”) expense increased to $7.1 million for the three months ended September 30, 2007 from $6.4 million for the three months ended September 30, 2006, an increase of $0.7 million or 10.6%.  Discretionary spending in sales and marketing and research and development accounted for approximately $1.0 million of G&A expense for the third quarter of 2007 or $0.3 million of the increase from the prior year’s comparable period.  Non-cash stock compensation expenses required by Statement of Financial Accounting Standards No.123 (revised 2004), Share-Based Payment, (“SFAS 123R”) totaled approximately $0.4 million in both the current year and prior year quarters.  The balance of the increase in G&A expense was approximately $0.4 million.  This increase is the result of upgrades in our operating systems and information technology infrastructure which will help provide scalable operations, lower maintenance costs, better client reporting, and improved overall efficiency.

The following table shows details our G&A expenditures in functional categories:

$ in thousands

	Three Months Ended
	September 30, 2007	% of Net Revenue	September 30, 2006	% of Net Revenue
Net revenue	$35,148	100%	$30,495	100%
Total G&A expenses	7,118	20.3%	6,437	21.1%
Less:
Sales and marketing and research and development	993	2.8%	708	2.3%
SFAS 123R expense	418	1.2%	405	1.3%
“Core” G&A (1)	5,707	16.2%	5,324	17.5%

Information technology expenditures included in “core” G&A	1,193	3.4%	741	2.4%
___________________
(1)      Excludes SFAS 123R stock based compensation expense, new product development, and sales and marketing.

We monitor our general and administrative expenses as a percentage of revenue.  We define our “core” G&A expense to be all G&A expenditures necessary to maintain current operations.  This excludes sales and marketing and new product development, which we view as investments made to grow the business.  Core G&A also excludes SFAS 123R expense.  The significant reduction in core G&A as a percentage of revenue for the third quarter of 2007 is due to operating leverage gained from consciously monitoring and controlling core G&A expenditures while substantially increasing revenue.

Lease termination expense in the third quarter of 2007 relates to an early termination penalty under the lease for our current Nashville corporate operations facility.  An early termination penalty of $1 million, offset by a reduction in deferred rent on our current facility of $0.2 million, resulted in net charge of $0.8 million.  We concurrently signed a new lease for more space at less cost per square foot, which management believes will better accommodate our anticipated growth.  The early termination penalty was paid by our new landlord and will be spread over the term of our new lease.

Our depreciation and amortization expense was $1.2 million for the three months ended September 30, 2007, an increase of $0.3 million as compared to $0.8 million for the three months ended September 30, 2006.  An amortization expense of $0.4 million for the third quarter of 2007 is primarily related to amortization of our customer list.  Our depreciation expense of $0.7 million has increased from $0.4 million for the year-ago quarter due to investments in operating systems and information technology infrastructure.  Our fixed asset investment for the third quarter of 2007 was approximately $1.9 million compared to $0.4 million for the year-ago period.  Current year fixed asset investments include cash investments of $0.7 million and software licenses which are treated as a capital lease of $1.2 million.

Our interest expense for the three months ended September 30, 2007 and September 30, 2006 was $0.1 million.  Interest expense is primarily attributable to our senior secured credit facility.

The provision for income taxes for the three months ended September 30, 2007 was $0.1 million compared to $0.2 million for the three months ended September 30, 2006.  This decrease is related to prior period expense adjustment and book income variances.

For the three months ended September 30, 2007, our net loss was $(0.8) million compared to net income $0.2 in the year-ago period.  Net loss applicable to common stockholders was $(0.9) million for the three months ended September 30, 2007 and $(0.1) million for the year-ago period.  Current year results were largely affected adversely by $0.8 million of early lease termination expense recorded during the third quarter.  We continued to expand services to both new and existing clients while investing in sales, marketing and research and development to take advantage of what management believes will be future market opportunities and also to invest in revenue growth and profitability in the future.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net revenue for the nine months ended September 30, 2007 increased by $12.1 million to $103.2 million from $91.1 million for the nine months ended September 30, 2006, an increase of approximately 13.4%.  This increase is primarily attributable to the addition of 22 net new sites since December 31, 2006.  In the first nine months of 2007, same site net revenue growth for sites in operation for more than one year was 1.7% compared to net revenue for the three months ended September 30, 2006.

Our operating expenses, that is our direct costs associated with the operation of our on-site and health management services, increased by $9.5 million to $78.3 million for the nine months ended September 30, 2007 from $68.8 million for the nine months ended September 30, 2006, an increase of 13.7%.  The increase reflects the greater number of facilities under management and the growth of services provided to existing clients.

Operating expenses as a percent of revenue were 75.8% for the first nine months of 2007, a slight increase of 0.2% from the 75.6% achieved in the year ago period.  Consequently, gross margin (net revenue minus operating expenses) for the nine months ended September 30, 2007 decreased to 24.2% of net revenue from 24.4% of net revenue in the year ago period. Our ratio of new site gross margin to existing site gross margin at the end of the third quarter was 1.18.  For purposes of this ratio, we define new sites as sites that have been in operation for less than two full fiscal years.

G&A expense increased to $21.8 million for the nine months ended September 30, 2007 from $18.4 million for the nine months ended September 30, 2006, an increase of $3.4 million, or 18.7%.  Discretionary spending in sales and marketing and research and development accounted for approximately $3.1 million of G&A expense for the first three quarters of 2007, or $1.4 million of the increase from the prior year period.  An additional increase of $0.3 million is attributable to increased SFAS 123R non-cash stock compensation expenses, which totaled approximately $1.2 million for the nine months ended September 30, 2007.  The balance of the increase in G&A expense was $1.4 million, of which $1.2 million represents the increase in information technology spend over the year-ago period.  We believe these investments enhance our client delivery infrastructure, increase customer awareness, and accelerated growth in revenue and operating margins, and prove our concept and significant competitive advantage in the marketplace.

The following table shows details our G&A expenditures in functional categories:

$ in thousands

	Three Months Ended
	September 30, 2007	% of Net Revenue	September 30, 2006	% of Net Revenue
Net revenue	$103,234	100%	$91,061	100%
Total G&A expenses	21,793	21.1%	18,356	20.2%
Less:
Sales and marketing and research and development	3,089	3.0%	1,706	1.9%
SFAS 123R expense	1,238	1.2%	961	1.1%
“Core” G&A (1)	17,466	16.9%	15,689	17.2%

Information technology expenditures included in “core” G&A	3,285	3.2%	2,086	2.3%
______________
(1)      Excludes SFAS 123R stock based compensation expense, new product development, and sales and marketing.

We monitor our general and administrative expenses as a percentage of revenue.  We define our “core” G&A expense to be all G&A expenditures necessary to maintain current operations.  This excludes sales and marketing and new product development, which we view as investments made to grow the business.  Core G&A also excludes SFAS 123R expense.  The reduction in core G&A as a percentage of revenue for the nine months ended September 31, 2007, is due to operating leverage gained from consciously monitoring and controlling core G&A expenditures while substantially increasing revenue.

Lease termination expense in the third quarter of 2007 relates to an early termination penalty under the lease for our current Nashville corporate operations facility.  An early termination penalty of $1 million, offset by a reduction in deferred rent on our current facility of $0.2 million, resulted in net charge of $0.8 million.  We concurrently signed a new lease for more space at less cost per square foot, which management believes will better accommodate our anticipated growth.  The early termination penalty was paid by our new landlord and will be spread over the term of our new lease.

Our depreciation and amortization expense was $3.0 million for the nine months ended September 30, 2007, an increase of $0.5 million as compared to $2.5 million for the nine months ended September 30, 2006. An amortization expense of $1.4 million for the nine months ended September 30, 2007 is primarily related to amortization of our customer list.  Our depreciation expense of $1.6 million is an increase of $0.5 million over the year-ago period related to increased purchases of software and information technology equipment over the past year.

Our interest expense for the nine months ended September 30, 2007 was $0.4 million, an increase of $0.1 million from that for the nine months ended September 30, 2006 of $0.3 million.  Interest expense is primarily attributable to our senior secured credit facility.

Amortization of financing costs for the nine months ended September 30, 2007 were $0.1 million, a decrease of $0.1 million from the year ago period.

The provision for income taxes for both the nine months ended September 30, 2007 and 2006 was $0.4 million.  2007 results include $0.2 million of expense related to the increase in FIN 48 liability recorded during 2007.

During the second quarter of 2007, we received a premium refund of $1.4 million in accordance with the terms of our terminated excess liability insurance policy.  This amount is included in other expense (income) on the face of our consolidated income statement.

For the nine months ended September 30, 2007, our net loss was $(0.1) million compared to net income of $0.4 million for the year-ago period.  Net loss applicable to common stockholders was $(0.6) million for the first nine months of 2007 compared to $(0.5) million for the year-ago period.  Current year results were affected by two non-recurring events:

•
During the second quarter of 2007, we secured a new excess insurance policy.  We also allowed our old excess policy to expire.  The terms of our old excess policy allowed us to receive a refund of a portion of the premiums we paid during the policy period.  This absolutely and unconditionally released and discharged the insurer from and against any and all obligations to us for claims covered during the policy’s three year period. Consequently, we recorded a premium refund of $1.4 million.

•
We made a decision to relocate our Nashville operations to accommodate our significant anticipated growth over the next several years.  As a result of this decision, we recognized a loss of $0.8 million during the third quarter of 2007 related to the buy out of our existing lease.

The increase in gross profit was used to fund the business of the future through discretionary expenditures for sales and marketing, research and development, and information technology infrastructure.

Liquidity and Capital Resources

Summary

We use our credit facility to finance operations, which includes the purchase of pharmaceuticals.  Borrowings under the facility are secured by substantially all of our tangible assets and bear interest at rates specified in the credit agreement.  At September 30, 2007, $1,700 of the facility was outstanding to secure a standby letter of credit, which reduces the amount available under the facility for borrowings.

Cash recorded on our consolidated balance sheet consists primarily of cash held by our insurance subsidiary.  We utilize a revolving senior secured credit facility and our swingline commitment to manage our working capital needs during the year.  Our accounts payable and cash outlays are driven primarily by pass-through pharmaceutical purchases averaging $6 million every two weeks.  During the third quarter of 2007, our weighted-average balance outstanding under our revolving credit facility was $9.1 million.  As of September 30, 2007, $2.4 million was available under the revolving credit facility and $2.5 million was outstanding under our swingline commitment.  Total borrowings under the credit facility (revolving and swingline) at September 30, 2007 and December 31, 2006 were $13.4 million and $9.1 million, respectively.

We ended the third quarter with $8.7 million of cash and cash equivalents, an increase of $2.2 million from the end of 2006, of which $8.3 million is held in our insurance subsidiary.  Our current ratio, the ratio of current assets to current liabilities, was 1.59 at September 30, 2007, as compared to 1.12 at December 31, 2006 and 1.26 at September 30, 2006.  We believe that these ratios demonstrate improving financial liquidity.  We believe that availability under our credit facility and our cash and cash equivalents will be sufficient to meet our anticipated cash needs for the next 12 months.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30:

$ in thousands

	2007	2006
Total cash provided by (used in):
Operating activities	$(758)	$2,499
Investing activities	(1,901)	(1,156)
Financing activities	4,809	2,180
Increase in cash and cash equivalents	$2,150	$3,523

Operating Activities

Cash used in operating activities was $0.8 million for the first nine months of 2007, compared with cash provided by operations of $2.5 million for the first nine months of 2006. This decrease is primarily attributable to the increase in accounts receivable and the decrease in accounts payable and other current liabilities, offset in part by the increase in other long term liabilities.  The increase in accounts receivable is due to our growth in sites and a longer average collection period.  We do not believe that this constitutes an increased risk of uncollectible accounts, however, as we continue to have a strong history of collecting outstanding accounts receivable balances.

Investing Activities

Cash used in investing activities was $1.9 million for the first nine months of 2007 compared with $1.2 million for the first nine months of 2006.  We entered into a licensing arrangement with a vendor resulting in non-cash investment in software licenses of $1.2 million during the third quarter of 2007.  The primary purpose of our cash investment activities was to support our clinicians at site locations, improve our operational efficiency and create scalability for future service offerings.

Financing Activities

Cash provided by financing activities was $4.8 million for the first nine months of 2007, compared with $2.2 million for the first nine months of 2006.  Financing activity in each period primarily constituted additional draws under our credit facility.

Sources of Liquidity

Generally, we rely on three principal sources of cash for liquidity:  (1) funds generated by operating activities; (2) cash and cash equivalents in excess of the amounts necessary to meet reserve requirements in our insurance subsidiary; and (3) borrowings under our revolving credit facility.  During the first nine months of 2007, however, we used $0.8 million of funds in operating activities principally as a result of the $3.2 million increase in accounts receivable and the $3.1 million decrease in other current liabilities and accounts payable, offset in part by the increase in other long term liabilities.  Moreover, we carry very little cash in excess of amounts necessary to meet our insurance reserves.  As a result, during the period ended September 30, 2007, we have relied exclusively on draws under our credit facility for liquidity.  To fund operations since December 31, 2006, we have increased the balance owed on our credit facility by approximately $4.3 million, of which $1.8 million represents an increase in borrowing under the revolving line and $2.5 million represents a borrowing under the newly-available swingline commitment.

The increase in our accounts receivable balance is due to a combination of our revenue growth and an increase in the average days our accounts receivable are outstanding.  We do not anticipate that our average collection period will continue to increase.  As most of our outstanding accounts receivable balances are current, we do not believe there are any ultimate collection issues or that these outstanding balances will adversely affect our credit facility borrowing base.

We believe funds available under our credit facility and generated from operations will be sufficient to finance continuing operations and strategic initiatives for the next year.  As of September 30, 2007, $2.4 million was available under the revolving facility and $2.5 million was available under the swingline commitment.  Nonetheless, our ability to access our credit facility is subject to compliance with the terms and conditions of the credit facility, including financial covenants that require us to maintain certain financial ratios.  At September 30, 2007, we were in compliance with all such covenants.

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

Contractual Obligations and Commitments

We have various contractual obligations that are recorded as liabilities in our condensed consolidated financial statements.  Other items, such as operating lease obligations are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed.

As discussed earlier, we made a decision to relocate our Nashville operations to accommodate our significant anticipated growth over the next several years.  We also entered into a software licensing agreement which is classified as a capital lease in accordance with SFAS No. 13, Accounting for Leases.  The contractual cash outlays related to these agreements are as follows:

	Payments due by period
Contractual obligations	Total	< 1 Year	1 – 3 Years	3 – 5 Years	> 5 Years
Office lease obligation	$9,409	$66	$1,619	$1,685	$6,039
Capital lease obligation	$1,219	$406	$813	$--	$--

Material Equity Transactions

The following table describes activity related to our Series A Convertible Preferred Stock during the quarter ended September 30, 2007:

Series A Convertible Preferred Stock shares converted	22,159
Common shares issued upon conversion	221,591
Common shares issued in satisfaction of dividends accrued	42,643
Total common shares issued upon Series A Convertible Preferred Stock conversions	264,234

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our senior secured credit facility is not subject to risk of material interest-rate volatility.  The interest rate on the credit facility at September 30, 2007 was 7.1%.  If the interest rate on the debt were to increase nominally, the resulting financial impact would not be material to our financial statements.  We do not manage our debt interest-rate volatility risk through the use of derivative instruments.

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

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.            OTHER INFORMATION

Item 1.  Legal Proceedings

Certain of our subsidiaries are involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our overall consolidated financial position, results of operations or liquidity.

Item 1A.  Risk Factors

There were no material changes during the quarter ended September 30, 2007 from the risk factors as previously disclosed in our 2006 Annual Report.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Securities

During the quarter ended September 30, 2007, two stockholders converted 22,159 shares of the Company’s Series A Convertible Preferred Stock into 221,591 shares of common stock.  In these conversions, we also issued an additional 42,643 shares of our common stock in payment of accrued dividends on the converted shares of Series A Convertible Preferred Stock.  The shares issued upon conversion, including the shares representing payment of the dividends, were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders during the quarter ended September 30, 2007.

Item 5.   Other Information

None.

Item 6.    Exhibits

Number                      Exhibit Title

10.1	Employment Agreement dated September 1, 2007, between I-trax, Inc. and Bradley S. Wear.

10.2	Amended and Restated Office Facility Lease effective August 9, 2007 by and between First Industrial Investment, Inc. and CHD Meridian Healthcare, LLC.

10.3	Guaranty of Lease made as of August 9, 2007, by I-trax, Inc.

15	Awareness letter of Goldstein Golub Kessler LLP regarding unaudited interim financial information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of November 9, 2007.

I-TRAX, INC.

By:	/s/ R. Dixon Thayer
R. Dixon Thayer, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bradley S. Wear
Bradley S. Wear, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)