Form 10-K
period 2007-12-31
I TRAX INC
filed 2008-03-17
CIK 1110189

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.  [   ] Yes  [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of Securities Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [X]
Non-Acclerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Securities Exchange Act). [   ] Yes  [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of the registrant as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $164,098,567.  The number of outstanding shares of the registrant’s common stock as of March 14, 2008, was 41,750,863.

Documents Incorporated by Reference: Portions of the Proxy Statement for the 2008 annual stockholders’ meeting are incorporated by reference into Part III.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies.  With the exception of historical information, the matters discussed in this Annual Report of Form 10-K are forward –looking statements and may be identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions, although not all forward-looking statements contain these identifying words.  Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions.  We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements.  Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make.  Readers should review Item 1A, Risk Factors, of this Annual Report on Form 10-K for a description of important factors that could cause actual results or events to differ materially from those stated in or implied by the forward-looking statements we make.  Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

PART I

Item 1                 Business

Our Business

I-trax, Inc. provides integrated workplace medical, pharmacy, wellness, fitness, and disease management services to enhance the health and productivity of the employees, dependents, and retirees of our clients.  We deliver these services at or near the client’s worksite by opening, staffing and managing health centers, pharmacies and fitness centers dedicated to our clients and their eligible populations.  We enhance our on-site services with larger scale disease management and wellness programs through the use of telephonic and e-health programs and pharmacy care management programs.  We believe our clinicians deliver excellent care because of the trusted relationships they establish with their patients at the worksite.

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

Our Clients

We were providing services to 108 clients and operating 243 facilities in the United States before we acquired Pro Fitness Health Solutions, LLC on December 14, 2007.  Our clients include large financial institutions, consumer products manufacturers, automotive and automotive parts manufacturers, diversified industrial companies, and a variety of other employers.  We added over 50 facilities and 50 clients when we acquired Pro Fitness Health.

Our client retention rate is high due to strong client relationships that are supported by the critical nature of our services, the benefits achieved by employer and employee constituents, and the utilization of multi-year service contracts.

Our Services

Historically, our on-site services separated into occupational health, primary care and corporate health centers, and pharmacies.  We added fitness centers and services when we acquired Pro Fitness Health in December 2007.

As we expand and complement our services, we recognize that traditional lines among the occupational health, primary care and corporate health categories are blurring as employers seek unique combinations of services to challenge rising healthcare costs.  Accordingly, although we continue to use categories to emphasize the primary purpose of a specific facility, we do so with the recognition that many components of excellent care are uniform across all of our facilities.

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

Primary Care Facilities and Services.  Our primary care facilities serve the primary care needs of the eligible population with routine primary care, urgent care, optometry services, dental care, laboratory and radiology services, and other specialty services.  We also integrate pharmacy, wellness and disease management programs as necessary to meet the needs of the population.  We integrate our on-site centers with the employer’s existing healthcare plans, which results in a seamless experience for the patient.  We also offer customized solutions in network management and absence management, including non-work related injury case management and disability management.  Our physicians, nurses, and other staff are dedicated to the customer’s population, allowing employees, retirees, and their dependents to receive cost-effective, high quality, accessible, and convenient care.

Fitness Facilities and Services.  We added fitness facilities and services when we recently acquired Pro Fitness Health.  Our fitness centers are staffed and managed by professional and, as necessary, certified personnel.  Our diverse programs engage individuals at all ability levels and also include sports training, conditioning, and recreational activities.  We complement our fitness services with wellness programs, including health fairs, screenings, and health risk assessments.  We believe our programs result in high utilization.

Pharmacies and Pharmacy Care Management Services

We operate employer-sponsored on-site pharmacies that offer prescription services exclusively to the client’s eligible population.  Depending on client needs, we can also add mail order capabilities.  Our pharmacies integrate with third-party pharmaceutical benefits management programs.  Other pharmacy care management services we offer include:

•
Contracting with pharmaceutical manufacturers for formulary products as a captive class of trade to provide discounts for our clients.  We also transfer to our clients all rebates we receive from pharmaceutical manufacturers based upon each client’s utilization of the applicable product.  We believe that our rebate rates are competitive because of our captive class of trade.

•
Managing the supply chain to our pharmacies to ensure maximum in-stock inventory for best of class customer service.  We also manage and order inventory daily, which reduces partially filled prescriptions.

•
Establishing and monitoring by our national pharmaceutical and therapeutic committee of our drug formulary to promote safe, efficacious and economical products.  The committee reviews new and existing drugs for appropriate clinical use.  We advise our clients of all formulary changes to ensure ample time to integrate the formulary with the client’s other plans.

•
Reviewing and designing pharmacy programs to promote certain activities that provide economic and wellness benefits for our clients and patients.  We design our programs to outperform the retail pharmacy chains in generic utilization, preferred drug utilization, pharmacy program savings, and cost per therapy day (efficiency), among others.

Many of our clients recognize the exceptional benefit of our prescribing clinicians coordinating care with our pharmacists and combine our dedicated pharmacies with health centers.  In support, one of our retrospective cohort studies illustrates that antibiotic prescribing was improved through programmatic collaboration of physicians and pharmacists at the workplace.  The study showed that workplace treated patients had much higher rates of first-line antibiotic use than community-treated patients, resulting in estimated average savings of nearly $20 per prescription compared to community-treated patients. See “A Prescription for Appropriate Antibiotics Usage: Physicians and Pharmacists Collaborate Within a Workplace Health Center,” Journal of Health and Productivity (March 2007, 2(1):12-19).

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

Our Client Contracts

Our client contracts for on-site health centers and pharmacies typically have an initial term of three years and renew automatically in the absence of notice to the contrary.  Under these contracts, we typically provide services to our clients’ employees, dependents and retirees, although arrangements vary depending on the contract.  We charge these clients for our services on a “cost plus” and “fixed fee” basis, although we continue to explore all options to meet the needs of our clients.  We typically review the costs of operating our health centers and pharmacies with our clients annually.

Corporate History

I-trax was incorporated in Delaware on September 15, 2000.

On March 19, 2004, I-trax acquired Meridian Occupational Healthcare Associates, Inc., which did business as CHD Meridian Healthcare.  The various companies that comprised CHD Meridian Healthcare have provided on-site healthcare services for well over 35 years.

Recent Developments

On December 14, 2007, I-trax acquired Pro Fitness Health Solutions, LLC, a New York limited liability company and a provider of employer-sponsored wellness, fitness and occupational health services in 22 states for more than 50 clients pursuant to a Member Interest Purchase Agreement dated November 27, 2007 (the “Acquisition Agreement”) by and among I-trax, Pro Fitness, Minute Men, Incorporated, a Connecticut corporation (“Minute Men”), and Daron Shepard, the sole manager and Chief Executive Officer of Pro Fitness.

The total value of the Pro Fitness acquisition was $8,336,000 subject to certain adjustments.  I-trax delivered the purchase price as follows: $6,536,000 in cash (including direct costs); 222,684 shares of I-trax common stock (valued at $750,000, or $3.368 per share, under the terms on the Acquisition Agreement) (the “Consideration Shares”); and a promissory note in the principal amount of $1,050,000 (the “Promissory Note”).  The Consideration Shares will be released from escrow and the Promissory Note will be paid if certain performance criteria are met by the Pro Fitness business in 2008.

The purchase price in the Pro Fitness acquisition is subject to the following adjustments: Minute Men will receive an additional cash payment if the Pro Fitness business has gross profit for 2008, derived from its historic business and pipeline opportunities as of the closing date (the “2008 Gross Profit”), in excess of $2,450,000 (“Gross Profit Target”).  The additional cash payment will equal twice the amount by which the 2008 Gross Profit exceeds the Gross Profit Target.  If the 2008 Gross Profit is less than the Gross Profit Target, then Minute Men will pay I-trax an amount equal to 3.164 multiplied by the amount by which the Gross Profit Target exceeds the 2008 Gross Profit.  Minute Men’s obligation to do so, however, is limited to the value of the Consideration Shares and the Promissory Note.  Further, if the value of the Consideration Shares when they are released from escrow is less than the value of the Consideration Shares on the date of the closing, I-trax will pay Minute Men an amount equal to the difference in value.

I-trax funded the cash portion of the purchase price in the Pro Fitness acquisition by using amounts available under its existing senior secured credit facility and new term loan with Bank of America.

Competition and Opportunity

On-site health centers and pharmacies dedicated to specific employers, their employees and dependents, and retirees represent a small segment of the overall United States healthcare market.  We refer to this segment as on-site healthcare and we estimate that it consists of as many as 8,000 facilities with a potential market size that we estimate may exceed $3 billion.  A large portion of these on-site facilities is operated directly by the employers.  We therefore believe that our predominant competitors within on-site healthcare are large, self-insured employers that operate their own on-site facilities.  Third-party vendors like us populate a smaller portion of the market.  Among the third-party vendors operating on-site health-care related facilities, our primary competitors are regional providers and certain companies competing nationally such as Comprehensive Health, Concentra, Whole Health, and Medcor.  Among the third-party vendors operating on-site fitness facilities, our primary competitors are regional providers and certain companies competing nationally such as Health Fitness Corporation and MediFit Corporate Services.  We believe that we are one of the largest providers of on-site healthcare among third-party vendors.

Notwithstanding our substantial presence in the on-site healthcare segment, numerous companies operating in other segments of the healthcare market are currently delivering one or several services which compete with those we offer.  These companies include disease management companies, health insurers and plans, Internet health information companies and pharmacy benefit management companies, among others.  Many of these companies are larger than we are and have greater resources, including access to capital, than we do.  We believe, however, that our broad expertise in establishing and managing on-site healthcare facilities and the community of physicians, nurses and other employees who deliver care to our patients allow us to compete effectively against these larger competitors.  Disease management and care enhancement companies that deliver a component of our services include Healthways, Lifemasters, Matria, Allere, SHPS, and Future Health.  Pharmacy benefit management companies, which also deliver a component of our services, include Caremark, Drugmax, Express Scripts and national pharmacy chains, such as CVS and Walgreens.

Our Vision

Our vision is to improve the health and productivity of workforces and communities we serve in ways that:

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

Intellectual Property

Our proprietary on-site operating manuals and software applications are protected by United States copyright laws.  We have registered the use of certain of our trade names and service names in the United States.  We also have the rights to a number of Internet domain names, including i-trax.com, CHDMeridian.com, and MyFamilyMD.com.  Finally, we continue to explore potential availability of patent protection for our business processes and innovations and filed one such patent in 2006.

Employees

We believe our success depends to a significant extent on our ability to attract, motivate and retain skilled, vision-oriented healthcare professionals, management and other employees.  To this end, we focus on incentive programs for our employees and endeavor to build a workplace environment that attracts, motivates and recognizes high performance.

As of December 31, 2007, we had 1,327 full-time employees, 139 part-time employees, 697 nurses, physicians, pharmacists, and fitness employees employed on an “as needed” basis, and 25 temporary employees.  Of these totals, the following were employed by Pro Fitness Health, which we acquired on December 14, 2007: 155 full-time employees, 16 part-time employees, and 320 “as needed” employees.

Available Information

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

CHD Meridian Healthcare pioneered the field of employer-sponsored pharmacies and primary care clinics.  Nonetheless, competition in this segment of the healthcare industry has intensified.  Although we believe that we have certain advantages in facing such competition, including our experience and know-how, some of our competitors and potential competitors, including prescription benefit management companies and retail pharmacy chains, are substantially larger and better capitalized than are we.  We believe that the potential market for employer-sponsored pharmacies is large enough for us to meet our growth plans despite increasing competition, but there are no assurances that we will in fact be able to do so.  Our ability to maintain existing clients, expand services to existing clients, add new clients so as to meet our growth objectives, and maintain attractive pricing for our services will depend on the interplay among overall growth in the use of employer-sponsored facilities, entry of new competitors into our business, and our success or failure in maintaining our market position in relation to these new entrants.  If we cannot successfully compete in the market for managing employer-sponsored facilities and pharmacies, our business and results of operations could be negatively affected.

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

We receive favorable pricing from pharmaceutical manufacturers as a result of our class of trade designation, which means that we only sell pharmaceutical products to our clients’ employees, dependents and retirees.  We also receive rebates on branded drugs from the pharmaceutical manufacturers and volume-based incentives from our wholesaler.  We pass on the branded drug rebates to our clients under the terms of client contracts.  In the past, retail pharmacies have brought legal cases against pharmaceutical manufacturers challenging class of trade designations as unlawful price discrimination under the Robinson-Patman Act.  Although these challenges have generally failed, there remains a possibility that we could lose the benefit of this favorable pricing, either due to a legal challenge or to a change in policies of the pharmaceutical manufacturers.  Such a loss would diminish the value we can provide to our clients and, therefore, make our services less attractive and put pressure on our margins, which would adversely affect our business.

Our business involves exposure to professional liability claims, and a failure to manage our professional liability risks effectively could expose us to unexpected expenses, thus resulting in losses.

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

Certain of our past professional liability insurance policy years were insured by now defunct insurance companies.  As a result, we are partially uninsured for those periods.  We have established a reserve in connection with two claims made in those periods.  In addition, our professional liability insurance for the period May 1, 2003 to April 30, 2004 provided for self-insured retention of $500,000.  A self-insured retention is the amount we assume under our insurance policy as if we are the insurer subject to the terms of the policy and related regulatory scheme.  This means that we are partially uninsured for that period as well and we have established a reserve in connection with one claim made during that period.  Although we believe that reserves we established in connection with matters dating from these periods are reasonable based on our historic loss experience, there is no assurance that these reserve will be sufficient to pay all any judgments or settlements (if any) that may result from such claims.

We have reserved for projected future professional liability expenses based on actuarial estimates of potential losses that may emerge in the future as a result of past operations.  These reserves, however, could prove inadequate, as the size of our ultimate uninsured liability could exceed our established reserves and we could sustain losses in excess of our reserves.

Since May 1, 2004 we have purchased primary professional liability insurance from our captive insurance subsidiary, Green Hills Insurance Company, A Risk Retention Group, or GHIC, and excess coverage from third-party insurers.  GHIC maintains separate reserves based on actuarial estimates of potential losses up to the policy limits.  However, there can be no assurance that these reserves will be sufficient to meet potential losses and we could be required to meet losses or loss adjustment expenses out of other resources.

If we fail to manage effectively any of the professional liability matters discussed in this risk factor, we may sustain financial losses.

Our subsidiary insurance company, GHIC, subjects us to additional regulatory requirements and to risks associated with the insurance business.

Operating an insurance subsidiary represents additional risk to our operations, including a potential perception among our existing and potential clients that we are not adequately insured.  We have retained a third-party captive insurance company manager and have engaged an actuarial consulting firm for the insurance subsidiary.  We are subject to the risks associated with any insurance business, which include investment risk relating to the performance of our invested assets set aside as reserves for future claims, the uncertainty of making actuarial estimates of projected future professional liability losses, and loss adjustment expenses.  Failure to make an adequate return on our investments, to maintain the principal of invested funds, or to estimate future losses and loss adjustment expenses accurately could cause asserted and unasserted claims to exceed our reserves, which, in turn, would cause us to sustain losses, which may have a material impact on our financial results.  Also, maintaining the insurance subsidiary has exposed us to substantial additional regulatory requirements, with attendant risks should we fail to comply with applicable regulations.

Our credit facility contains certain covenants and financial tests that limit the way we conduct business.

Our senior secured credit facility contains certain covenants and financial tests that limit the way we conduct business.  Financial tests include a covenant requiring a certain fixed charges coverage ratio and minimum earnings before interest, taxes, depreciation and amortization (as defined in the credit agreement), or EBITDA.  Other covenants restrict our ability to incur certain debt and complete mergers and dispose of assets without our senior creditor’s consent.

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

Our credit facility matures in July 2009.

Our $17 million revolving and $5 million swingline facilities mature on July 1, 2009 and our $3 million term loan matures on September 30, 2008.  Accordingly, we have a portion of our indebtedness under the credit facility classified as a short-term liability.  We cannot assure you that we will generate sufficient cash flow to repay all amounts under the facility, and we further cannot assure you that, if the need arises, we will be able to obtain additional financing or to refinance the facility on terms acceptable to us, if at all.  Any such failure to obtain financing could have a material adverse effect on our business, results of operations and financial condition.

We have a history of net losses prior to 2007 and may incur a net loss in 2008.

Although we recorded a small net loss applicable to common stockholders for 2007 and expect to be profitable in the future, we may not earn a net profit in 2008 due to many factors, including our need to:

•	Invest in the further development and enhancement of our workplace health and productivity management solutions;

•	Strengthen our position as a respected and preferred provider of integrated health and wellness solutions; and

•	Adapt to seasonal and other trends in the healthcare sector, and overall economic conditions, which may make our growth and results of operations inconsistent.

Consequently, one or any combination of these factors may result in our inability to generate a net profit in 2008.

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

We also retain confidential healthcare information on our servers.  Therefore, our facilities and infrastructure must remain secure and be perceived by clients to be secure.  Although we operate our software applications from a secure facility, our infrastructure may be vulnerable to physical or virtual break-ins, computer viruses, programming errors or similar disruptive problems.  A material security breach could damage our reputation or result in liability to us.

If we lose key employees or fail to recruit and retain other skilled employees, we may not be able to continue our growth.

Our business greatly depends on, among others, Frank A. Martin, chairman, R. Dixon Thayer, chief executive officer, and Dr. Raymond J. Fabius, president and chief medical officer.  If any of these individuals leaves our company, we will lose an employee with considerable operational experience and knowledge of our business, which may impede our ability to compete and succeed in the future.

We maintain employment agreements with Messrs. Martin and Thayer and Dr. Fabius.  In December 2007, we entered into amended and restated employment agreements with Messrs. Martin and Thayer, each of which remains in effect until terminated in accordance with its terms.  In April 2005, we entered into an employment agreement with Dr. Fabius for an initial term of three years.  Each employment agreement may be terminated by us with or without cause and by the applicable executive with or without good reason.

Our future success also depends on our ability to attract, retain and motivate highly skilled employees.  As we secure new contracts and implement our services and products, we will need to hire additional personnel in all operational areas.  We may be unable, however, to attract, assimilate or retain such highly qualified personnel, especially if labor markets continue to tighten.  If we cannot attract new personnel or retain and motivate current personnel, the service level we provide to our clients may suffer, which may cause us to lose clients and revenue.

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

Trends in certain U.S. manufacturing industries are leading to plant closings and layoffs that could eliminate or reduce the need for some of our employer-sponsored healthcare facilities.  In addition, trends in certain U.S. financial sectors are leading to curtailed growth and layoffs in some circumstances.  Because of the risks associated with client insolvency, and the concentration of CHD Meridian Healthcare’s client base, our business is to some extent dependent on the continued health of U.S. manufacturing and financial industries.  Also, if one of our clients becomes insolvent, we may not be able to recover outstanding accounts receivable owed by that client, we may suffer premature contract termination, and our operating results could be adversely affected.

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

The software applications we use to operate our on-site facilities and deliver other services depend on the continuous, reliable and secure operation of data lines, application servers, Internet servers and related hardware and software.  Viruses and network outages could cause our applications not to operate from time to time.  To the extent that our services are interrupted, our users will be inconvenienced and our reputation may be diminished.  If access to our systems becomes unavailable at a critical time, our clients may allege we are liable, which could depress our stock price, cause significant negative publicity, and possibly lead to litigation.  Although our computer and communications hardware is protected by physical and software safeguards, it is still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events.  We do not have 100% redundancy for all of our computer and telecommunications facilities.  Consequently, a catastrophic event could have a significant negative effect on our business, results of operations, and financial condition.

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

On-site health centers and pharmacies dedicated to specific employers, and their employees and dependents, represent a small segment of the overall United States healthcare market.  In this segment, we compete with large, self-insured employers that operate their own on-site facilities and third-party vendors such as Concentra, Comprehensive Health, Whole Health and Medcor.  We also compete against numerous other companies operating in other segments of the healthcare market.  These companies include disease management companies, health insurers and plans, Internet health information companies and pharmacy benefit management companies, among others.  Disease management and care enhancement companies that deliver a component of our services include Healthways, Lifemasters, Matria, Allere, SHPS, and Future Health.  Pharmacy benefit management companies, which also deliver a component of our services, include Caremark, Drugmax, Express Scripts and national pharmacy chains, such as CVS and Walgreens.

Many of these companies are larger than we are and enjoy:

•	greater name recognition and larger marketing budgets and resources;

•	larger customer and user bases;

•	larger production and technical staffs;

•	substantially greater financial, technical and other resources; and

•	wider arrays of online products and services.

To be competitive, we must continue to enhance our products and services as well as our sales and marketing channels.

As other companies develop intellectual property identical or similar to ours, we could lose what we believe to be our competitive advantage and could be subject to claims of intellectual property infringement.

Our intellectual property, such as our processes, procedures and techniques in delivering our services, is important to our business.  We rely on a combination of copyright, patent, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property.  Our efforts to protect our intellectual property may not be adequate.  Our competitors may duplicate our processes and techniques.  Conversely, we could be subject to intellectual property infringement claims as the number of our competitors grows and our services overlap with competing offerings.  Defending against these claims, even if not meritorious, could divert our attention from operating our company.  If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a damage award, change our business model, and/or restructure our operations, which will result in a material adverse effect on our results of operations.

The loss of a major client would significantly reduce our revenue.

For the year ended December 31, 2007, we had two clients that accounted for 13% and 12% of our net revenue.  We anticipate that our results of operations in any given period will continue to be influenced to a certain extent by a relatively small number of clients.  Accordingly, if we were to lose the business of such a client, our results of operations will be materially and adversely affected.

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

There are judicial and statutory prohibitions on the corporate practice of medicine, which vary from state to state.  The corporate practice of medicine doctrine prohibits a corporation, other than a professional corporation, from practicing medicine or employing physicians.  Some states also prohibit a non-physician from splitting or sharing fees charged by a physician for medical services.  The services we provide include establishing and managing medical clinics.  Most physician services at clinics we manage are provided by physicians who are employees of professional corporations with which we contract to provide non-professional services such as purchasing equipment and supplies, patient scheduling, billing, collection, accounting, and computer services.  The professional corporations control hiring and supervise physicians and all medical functions.  We have option agreements with the physician-owners of these affiliated professional corporations that entitle us to require the physician-owners to sell the stock of the professional corporations to any licensed physician we designate.  This structure is intended to permit consolidation of the professional corporations’ financial statements with ours, while maintaining sufficient separation to comply with the corporate practice of medicine doctrine and with fee splitting and fee sharing prohibitions.  Although we do not believe that this structure violates the corporate practice of medicine doctrine or fee splitting or fee sharing prohibitions, such a claim could be asserted against us in any jurisdiction, which may subject us to civil and criminal penalties, or we could be required to restructure our contractual arrangements with clients.  Any restructuring of contractual arrangements could result in lower revenue, increased expenses and reduced influence over the business decisions of those operations.  Alternatively, some existing CHD Meridian Healthcare contracts could be found to be illegal and unenforceable, which could result in their termination and an associated loss of revenue, or inability to enforce valuable provisions of those contracts.

We have custody of confidential patient records and, if we fail to comply with regulations applicable to maintaining such records, we may be fined or sued.

Our personnel who staff our on-site pharmacies and facilities have custody of confidential patient records.  The Internet-based software applications we use to operate our on-site facilities and deliver other services also contain confidential patient records.  In our capacity as a covered entity or, in some instances, as a business associate of a covered entity, we and the records we hold are subject to a rule entitled Privacy of Individually Identifiable Health Information, or Privacy Rule, promulgated by the U.S. Department of Health and Human Services under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and also to any state laws that may have more stringent privacy requirements.  We attempt to protect the privacy and security of confidential patient information in accordance with applicable law.  We could, however, face claims of violation of the Privacy Rule, invasion of privacy or similar claims, if our patient records or computer servers were compromised, or if our interpretation of the applicable privacy requirements, many of which are complex, were incorrect or allegedly incorrect, or if we failed to maintain a sufficiently effective compliance program.  Such security failures could also cause significant negative publicity, depress our stock price and lead to litigation.

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

The doctors, nurses and other healthcare professionals who staff our affiliated professional corporations, the nurses who provide care services by telephone, and the pharmacists and other professionals that staff our on-site pharmacies and facilities, are subject to individual licensing requirements.  All of our healthcare professionals and facilities subject to such licensing requirements are licensed in the state where their worksite is located.  Multiple state licensing requirements for healthcare professionals who provide services telephonically over state lines may require us to license some of our healthcare professionals in more than one state.  We continually monitor the developments in telemedicine.  There is no assurance, however, that new judicial decisions or Federal or state legislation or regulations would not increase the requirement for multi-state licensing of all central operating unit call center health professionals, which would increase our administrative costs, which, if material, could adversely affect our financial results.  Further, in the event a state regulatory agency alleges that we do not comply with relevant licensing requirements, we may be subject to fines and administrative action, which, if material, could adversely affect our operations.

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

We have not seen meaningful change in our pharmacy business because of Medicare Part D.  Subsidies for employers providing retiree drug benefits will decrease the costs to those employers of providing such benefits, and therefore, may increase the number of employers willing to provide retiree drug benefits, which would positively affect our business.  On the other hand, employers that now offer prescription drug benefits may decide no longer to do so, on the basis that their retirees now will be able to obtain such benefits on their own through Medicare.  In that case, such employers would have less need for employer-sponsored pharmacies of the kinds that we establish and manage, which would adversely affect our business.

Risks Related to Investment in Our Stock

The price of our common stock is volatile and investors may lose money if they invest in our stock.

Our stock price has been, and we believe will continue to be, volatile.  For example, from January 1, 2007 through December 31, 2007, the closing price of our stock has fluctuated from a high of $4.69 to a low of $2.31.  Our stock’s volatility is influenced by the market’s perceptions of the healthcare sector in general, or other companies believed to be similar to us, and by the market’s perception of our operations and future prospects.  Many of these perceptions are beyond our control.  In addition, as of March 14, 2008, 41,750,863 shares of our common stock were issued and outstanding and the three-month average daily trading volume of our common stock was approximately 83,000 shares.  Therefore, the ability to achieve relatively quick liquidity without a negative impact on our stock price is limited.

Shares reserved for future issuance upon the conversion of outstanding shares of Series A Convertible Preferred Stock and upon the exercise of issued options and warrants will cause dilution to our common stockholders.

As of December 31, 2007, 2,171,263 shares of our common stock were reserved for issuance upon conversion of outstanding shares of Series A Convertible Preferred Stock and 6,318,078 shares of our common stock were reserved for issuance upon the exercise of our outstanding warrants and options and vesting of our outstanding restricted stock.  In addition, outstanding shares of our Series A Convertible Preferred Stock accrue dividends at the rate of 8% per year, which is payable in common stock or cash when shares of our Series A Convertible Preferred Stock are converted.  Under the current terms of our senior secured credit facility, however, we are required to pay the dividends in shares of common stock.  As of December 31, 2007, such accrued dividends were approximately $1.6 million.  If such dividends were converted into common stock at $3.55, the closing price of our common stock on December 31, 2007, we would issue approximately 463,000 additional shares of common stock.  Our stockholders, therefore, would experience dilution of their investment upon conversion or exercise, as applicable, of these securities.

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

Item 1B.                      Unresolved Staff Comments

At March 14, 2008, there were no unresolved comments from the Securities and Exchange Commission staff regarding our periodic or current reports.

Item 2.                 Properties

Leases

Certain of our executive, administrative and sales offices are located in Chadds Ford, Pennsylvania, where we lease approximately 10,100 square feet of office space pursuant to a lease expiring in December 2009 at a current base annual rate of $225,000.  The property is in good condition.

Certain of our executive, administrative and sales offices are located in Nashville, Tennessee, where we lease approximately 31,000 square feet of office space at a current base annual rate of $835,000.  The lease will expire when we relocate to a new facility in Franklin, Tennessee, which is expected to occur in July 2008.  The property is in good condition.

In August 2007, we entered into an Amended and Restated Office Facility Lease for approximately 50,000 square feet of office space in Franklin, Tennessee to be constructed for us to our specifications.  We expect to take possession of the space in July 2008 and the lease will expire in July 2019.  The initial base annual rate for the space is $530,000, which reflects free rent during the first four months occupancy and $66,250 per month for the balance of the first year of occupancy.

Certain of our executive and administrative offices are located in New York, New York, where we lease approximately 5,000 square feet of office space pursuant to a lease expiring in April 2012 at a current base annual rate of $137,000.  The property is in good condition.

Certain of our executive and administrative offices are located in Shelton, Connecticut, where we lease approximately 3,260 square feet of office space pursuant to a lease expiring in December 2008 at a current base annual rate of $37,000.  The property is in good condition.

Item 3.                 Legal Proceedings

Certain of our subsidiaries, including GHIC, are involved in various claims and legal actions arising in the ordinary course of our business.  We believe the amounts provided in our consolidated financial statements, as prescribed by accounting principles generally accepted in the United States, are adequate in light of the probable and estimable liabilities.  In the opinion of management, the resolution of these matters is not expected to have a material adverse effect on our results of operations or financial condition.

Item 4.                 Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market For Our Common Stock

Our common stock is traded on the American Stock Exchange under the symbol “DMX.”  The following table sets forth the high and low closing prices for our common stock for the periods indicated as reported on the American Stock Exchange.

	Sales Price
	High	Low
2007
First Quarter	$4.33	$3.02
Second Quarter	4.69	3.66
Third Quarter	4.35	2.90
Fourth Quarter	4.24	2.31
2006
First Quarter	$3.91	$2.00
Second Quarter	3.44	2.70
Third Quarter	3.38	2.59
Fourth Quarter	3.37	2.39

Holders

As of March 10, 2008, there were 347 shareholders of record of our common stock (which excludes shares held by brokers) and 17 registered holders of our Series A Convertible Preferred Stock.  On March 10, 2008, the last reported sales price of our common stock was $3.75.

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

Company Performance

This graph shows a comparison of cumulative total returns for I-trax, the AMEX Market Index and the Hemscott Group Index – Specialized Health Services from December 31, 2002 through December 31, 2007.  The graph assumes an initial investment of $100 and the reinvestment of dividends.
Cumulative Total Return

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/30/2006	12/31/2007

I-trax, Inc.	$100.00	$163.27	$ 68.73	$ 74.55	$112.73	$129.09
Hemscott Group Index – Specialized Health Services	100.00	142.33	187.77	254.83	274.87	300.91
AMEX Market Index	100.00	136.11	155.87	171.89	192.45	216.06

Recent Sales of Unregistered Securities

During October 2007, four investors exercised warrants to purchase an aggregate of 177,806 shares of our common stock at an exercise prices ranging from $1.76 and of $3.00 per share.  In lieu of paying the exercise price in cash, the investors used the warrants’ cashless exercise features, such that the investors received an aggregate of 85,243 shares of our common stock and surrendered to us for cancellation 92,563 shares of our common stock.  In undertaking this issuance, we relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

In December 2007, one stockholder converted 2,000 shares of our Series A Convertible Preferred Stock into 20,000 shares of common stock.  In this conversion, we also issued an additional 4,122 shares of our common stock in payment of accrued dividends on the converted shares of Series A Convertible Preferred Stock.  The shares issued upon conversion, including the shares representing payment of the dividends, were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.

Item 6.                 Selected Financial Data

The following table presents our selected financial data.  The table should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.  This information is derived from our audited financial statements and should be read in conjunction with those statements, including the related notes.  These historical results do not include any operations of Pro Fitness as the companies agreed to combine operations commencing January 1, 2008 and are not necessarily indicative of results to be expected for any future period.

Five-Year Financial Highlights

$ in thousands, except per share amounts

	2007 (1)	2006 (2)	2005	2004 (3)	2003
Consolidated Statements of Earnings Data
Net Revenue	$ 143,193	$ 124,589	$ 115,887	$ 76,402	$ 4,189
Restructuring-related activities (4)	--	--	13,916	--	--
Operating income (loss)	(62)	1,682	(13,232)	(2,200)	(5,315)
Net income (loss)	198	1,766 (5)	(14,072)	(3,937)	(8,059)
Per Share Data
Earnings (loss) per common share	$ (0.01)	$ 0.02	$ (0.54)	$ (0.96)	$ (0.74)
Shares outstanding	41,340,488	36,613,707	32,818,955	26,226,818	13,966,817
Weighted average shares outstanding, diluted	40,288,436	37,614,510	29,716,114	22,466,262	10,904,553
Anti-dilutive securities	8,489,338	8,605,580	15,441,556	15,850,883	5,469,286
Common stock price:
High Closing Price	$ 4.69	$ 3.91	$ 2.35	$ 5.70	$ 5.00
Low Closing Price	$ 2.31	$ 2.00	$ 1.07	$ 1.29	$ 1.37
Operating Statistics
Gross profit rate	24.3%	25.2%	23.7%	23.9%	43.4%
General and administrative expense rate	20.9%	21.2%	20.0%	21.7%	129.6%
Operating income (loss) rate	0.0%	1.4%	(11.4)%	2.9%	(126.9)%
Year-End Data
Current ratio (6)	1.38	1.27	1.00	1.09	0.82
Total assets	$ 121,535	$ 103,387	$ 98,983	$ 111,953	$ 13,603
Credit facility	$ 19,137	$ 9,057	$ 8,649	$ 8,308	$ --
Total stockholders’ equity	$ 69,005	$ 65,691	$ 62,163	$ 71,763	$ 8,385

(1)	We acquired Pro Fitness on December 14, 2007. The results of operations of Pro Fitness will be included in operations commencing January 1, 2008.

(2)
In the first quarter of 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123R), requiring us to recognize expense related to the fair value of our stock-based compensation awards.  We elected the modified prospective transition method as permitted by SFAS No. 123R and, accordingly, financial results for years prior to 2006 have not been restated.  Stock-based compensation expense for 2006 was $1.3 million.  Stock-based compensation expense recognized in our financial results for years prior to 2006 was not significant.

(3)
We acquired Meridian Occupational Healthcare Associates, Inc., which did business as CHD Meridian Healthcare, on March 19, 2004.  The results of operations of CHD Meridian Healthcare are included from April 1, 2004.

(4)
Effective June 30, 2005, we completed an in-depth analysis of our structure and product and development efforts.  Our analysis led to the conclusion that certain products and services that we had been offering were no longer essential to our business.  We implemented a restructuring of certain operations and related activities which resulted in impairment charges of $12.5 million, charges associated with loss contracts of $0.7 million, and restructuring charges of $0.8 million.

(5)	During 2006, we recognized $1,299 of income as a result of discontinued operations.

(6)	The current ratio is calculated by dividing total current assets by total current liabilities less dividends payable on Series A Convertible Preferred Stock in shares of common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

We believe the primary goals of successful financial reporting are transparency and understandability.  We are committed to providing our stockholders with informative financial disclosures and presenting an accurate view of our financial position and operating results.

In accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules promulgated by the SEC, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting and concluded that such controls were effective as of December 31, 2007.  Management’s report on the effectiveness of our internal control over financial reporting and the related report of our independent registered public accounting firm are included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

Overview

I-trax, Inc. provides integrated workplace medical, pharmacy, wellness, fitness, and disease management services to enhance the health and productivity of the employees, dependents, and retirees of our clients.  We deliver these services at or near the client’s worksite by opening, staffing and managing health and fitness centers and pharmacies dedicated to our clients and their eligible populations.  We enhance our on-site services with larger scale disease management and wellness programs through the use of telephonic and e-health tools and pharmacy care management programs.  We believe our clinicians deliver excellent care because of the trusted relationship they establish with their patients at the worksite.

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

Record Net Revenue

Net revenue for 2007 increased $18.6 million from 2006 resulting in 2007 new revenue of $143.2 million.

Pro Fitness Health Acquisition

On December 14, 2007, we completed our acquisition of Pro Fitness Health, a provider of employer-sponsored wellness, fitness and occupational health services in 22 states for over 50 clients.  Operating results of Pro Fitness Health will be combined with our results commencing January 1, 2008.  Consequently, our accompanying statements of operations do not include Pro Fitness Health.

Insurance Commutation

During 2007, our risk management function operated by Green Hills Insurance Company, A Risk Retention Group, contributed $1.4 million to earnings.  This is because we obtained new excess coverage for professional liability risk at favorable rates, commuted an insurance policy with a prior insurer, and received a refund of previously paid premiums.

On-Site Facilities

At December 31, 2007, we were providing services to our clients at 243 on-site facilities, a net addition of 31 sites since December 31, 2006.  This does not include the additional client facilities added as a result of the Pro Fitness Health acquisition.

Lease Accounting

In 2007, we entered into an office lease for a new 50,000 square foot office building in Nashville, Tennessee to house our Nashville operations.  We expect to move to the new space in July 2008.  In anticipation of this move, we bought out the lease covering our existing space.  The buy-out was paid on our behalf by our new landlord.  As a result of the transaction, we recorded a lease termination expense of $780 during the third quarter of 2007.  This expense is included in our statement of operations for 2007.

Pharmacy Arrangement

We entered into a new vendor agreement with McKesson to supply our pharmaceuticals.  The agreement will also allow us to leverage McKesson’s pharmacy clinical technologies and automated systems.  We anticipate that these technology synergies will result in costs savings and further enhance patient safety in 2008.

Awards

In 2007, we received the following notable commendations:

•	Achieved Certified Supplier Status for 2007 for the Eastman Kodak Company for excellence in providing clinical services at Kodak’s Rochester, NY headquarters; and

•	Received the Disease Management Association of America award for 2007 Outstanding Journal Article – Disease Management Leadership.

Results of Operations

2007 Summary

Our 2007 net revenue increased by $18.6 million to $143.2 million, or by 14.9%.  We measure our revenue growth performance in a number of ways, including same site revenue growth.  The calculation measures the growth trend in sites operating for a minimum of 24 months by comparing the most recent trailing 12 month period to the preceding 12 month period.  Our same site revenue growth demonstrates our ability to increase revenue at existing sites through increased or enhanced service offerings.  The table below shows the quarterly data for this indicator in 2007:

	Twelve months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Same site revenue growth	2.0%	1.7%	1.7%	3.0%

Our 2007 gross margin (net revenue minus operating expenses) decreased to 24.3% from 25.2% in 2006.  Our 2007 margin was impacted by higher percentage of start-up costs related to new sites, which carry lower margin, particularly in the fourth quarter of 2007.  Our margin in 2006 was positively impacted by reductions in insurance related expenses, including by $0.7 million in premium refunds from old insurance carriers, which were included as reductions to operating expenses.  Excluding these insurance-related savings, our 2006 gross margin would have been 24.6%.

We also measure the relationship between our margins on new business to our existing business by comparing margins on sites that have been operating for at least 12 months with margins on our other sites that were also operating for the preceding 12 month period.  The table below shows the ratio of new site margins to existing site margins for the trailing four quarters ended on each date.

	Quarter ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Ratio of new site gross margin to existing site gross margin	1.1	1.1	1.2	1.2

Our general and administrative expenses (“G&A”) expenses increased during 2007 by $3.5 million, to $29.9 million.  We measure the growth of our G&A expenses relative to our revenue.  We also track our G&A spending excluding certain expense categories that are either compliance-related (SFAS 123R stock compensation expense) or discretionary in amount (new product development, sales and marketing).  Overall, our G&A rate for 2007 decreased by 0.3% of net revenue to 20.9% from the 2006 G&A rate of 21.2% of net revenue.

The following table breaks out certain G&A expenses as a percent of net revenue to provide additional insight on what types of G&A costs we incur:

$ in thousands

	Year Ended December 31, 2007	Year Ended December 31, 2006
Net revenue	$143,193	$124,589
Total G&A expenses	$29,860	$26,401
G&A as % of revenue	20.9%	21.2%
G&A excluding certain expenses (1)	$24,282	$22,295
G&A excluding certain expenses as % of revenue	17.0%	17.9%

(1)	Excludes SFAS 123R expense, new product development, and sales and marketing.

G&A excluding the specified expenses increased by 8.9% over prior year compared to net revenue growth of 14.9% over the prior year.

Net loss applicable to common stockholders for 2007 decreased to $(0.4) million, or $(0.01) per diluted share, compared with net income applicable to common stockholders of $0.6 million, or $0.02 per diluted share in 2006.  Unusual items in 2007 include income of $1.4 million related to commuted insurance policy and a $0.8 lease termination expense.  Unusual items in 2006 include income of $1.3 million of discontinued operations and $0.7 million of insurance refunds.  In 2007, conversions of dividends accrued on Series A Convertible Preferred Stock into common stock reduced the impact of the preferred stock dividend by $0.6 million.  Excluding such items, the increase in net revenue and associated gross margin was utilized for discretionary investments in sales and marketing, new product development, and information technology related expenditures to continue developing a scalable platform for the future.

We also use earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a measure of our financial performance.  To provide comparability with our results in 2006, we have shown EBITDA including and excluding the effects of the 2007 non-cash lease termination expense and the 2006 non-cash $1.3 non-recurring million gain from discontinued business.

$ in thousands

	2007	2006

Net income	$198	$1,766
Interest	565	474
Taxes	519	511
Depreciation and amortization	4,243	3,489
Reported EBITDA	5,525	6,240
Lease termination expense	780	--
Income from discontinued operations	--	(1,299)
EBITDA, excluding certain non-cash items	$6,305	$4,941

Reported EBITDA in 2007 was $5.5 million compared to reported EBITDA of $6.2 million for 2006.  Excluding items noted in the table, 2007 EBITDA was $6.3 million compared to $4.9 million for 2006, an increase of 27.6%.

Consolidated Results

The following table presents selected consolidated financial data for each of the past three years:

$ in thousands, except per share amounts

Consolidated Performance Summary	2007	2006	2005

Net revenue	$143,193	$124,589	$115,887
Gross profit as % of net revenue	24.3%	25.2%	23.7%
G&A as % of net revenue	20.9%	21.2%	20.0%
Operating income/(loss)	$(62)	$1,682	$(13,232	)(1)
Operating income as % of net revenue	0.0%	1.4%	(11.4)%
Net income (loss) applicable to common stockholders	$(379)	$582	$(16,121)
Diluted earnings (loss) per share	$(0.01)	$0.02	$(0.54)

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

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net revenue for the year ended December 31, 2007 was $143.2 million, an increase of $18.6 million or 14.9% from $124.6 million for the year ended December 31, 2006.  The substantial increase results from the overall addition of 31 facilities, and year over year growth in existing site revenue.  Of the 31 net new facilities, 18 facilities were added in the second half of the year.

Operating expenses, which represent our direct costs associated with the operation of our on-site and health management services, amounted to $108.4 million for the year ended December 31, 2007, an increase of $15.2 million from $93.2 million for the year ended December 31, 2006.  The increase is a result of a greater number of facilities under management and the growth of services provided to existing clients.  Operating expenses as a percent of revenue were 75.7% for 2007, a slight increase from 74.8% for 2006.  This increase was principally the result of $0.7 million of insurance-related refunds in 2006.

General and administrative expenses, which represent our corporate costs, increased to $29.9 million for the year ended December 31, 2007 from $26.4 million for the year ended December 31, 2006.  As a percentage of net revenue, general and administrative expenses improved to 20.9% for 2007 from 21.2% in 2006.  We have been investing in enhanced technology infrastructure and we are beginning to leverage our G&A base as we expand our services to both new and existing sites.  See additional general and administrative expenses discussion in the 2007 Summary above.

Lease termination expense in the third quarter of 2007 relates to an early termination penalty under the lease for our current Nashville, Tennessee corporate operations facility.  An early termination penalty of $1.0 million, offset by a reduction in deferred rent on our current facility of $0.2 million, resulted in a net charge of $0.8 million.  We signed a new lease for more space at less cost per square foot, which management believes will better accommodate our anticipated growth.  The early termination penalty was paid on our behalf by our new landlord and will be repaid over the term of our new lease.

Depreciation and amortization expenses were $4.2 million for the year ended December 31, 2007, an increase of $0.9 million as compared to $3.3 million for the year ended December 31, 2006.  The increase is attributable to large investments in information technology-related fixed assets.  During 2007, we invested approximately $3.6 million in software licenses and other equipment.

Interest expense was $0.6 million for the year ended December 31, 2007 and $0.5 million for the year ended December 31, 2006.  Interest expense is primarily attributable to our senior secured credit facility.  The slight increase is due to increased working capital demands brought on by additional site openings.

Amortization of financing costs decreased to $0.1 million for the year ended December 31, 2007 from $0.2 million for the year ended December 31, 2006.  The decrease is attributable to debt issuance costs related to our credit facility being fully amortized for a portion of 2007.

The provision for income taxes for the years ended December 31, 2007 and 2006 was $0.5 million.

For the year ended December 31, 2007, our net income was $0.2 million, as compared to net income of $1.8 million for the year ended December 31, 2006.  The decrease is due to higher gross profit generated by expanded and new site and client relationships offset by continued discretionary investments to generate interest in our services as well operate our facilities both effectively and efficiently.  As discussed below, income from discontinued operations in 2006 is attributable to the reversal of $1.3 million of reserves related to two government contracts that were terminated in 2001.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net revenue for the year ended December 31, 2006 was $124.6 million, an increase of $8.7 million or 7.5% from $115.9 million for the year ended December 31, 2005.  The substantial increase results from the overall addition of 19 facilities, and year over year growth in existing site revenue.  Of the 19 net new facilities, 10 facilities were added late in the third quarter and did not make a substantial contribution to revenue until the fourth quarter.

Operating expenses, which represent our direct costs associated with the operation of our on-site and health management services, amounted to $93.2 for the year ended December 31, 2006, an increase of $4.7 million from $88.5 million for the year ended December 31, 2005.  The increase is a result of a greater number of facilities under management and the growth of services provided to existing clients.  Operating expenses as a percent of revenue were 74.8% for 2006, a slight improvement over 76.3% for 2005.  This improvement was principally the result of $1.3 million of insurance-related expense reductions.

During 2005, we completed an in-depth analysis of our structure and product development efforts, which led to the conclusion that certain products and services that we had been offering were no longer essential to our business.  We therefore implemented a restructuring of our operations and related activities including:

•
An impairment of $12.5 million for long-lived assets consisting of (1) $3.6 million associated with proprietary software products we no longer develop, sell or support, (2) $8.4 million associated with goodwill from a previous acquisition, and (3) $0.5 million associated with miscellaneous long-lived assets;

•	A provision for loss contracts of $0.7 million for certain customer contracts that were likely to continue to be unprofitable, notwithstanding implemented reductions in our operating expenses; and

•	Restructuring expenses of $0.8 million including one-time termination benefits, contract termination costs, and other associated restructuring costs.

General and administrative expenses, which represent our corporate costs, increased to $26.4 million for the year ended December 31, 2006 from $23.1 million for the year ended December 31, 2005.  Of the $3.3 million increase, $1.3 million is attributable to the implementation of SFAS 123R and $0.6 million was spent on compliance efforts under Section 404 of the Sarbanes–Oxley Act of 2002.  The remaining increase was due to expenditures on new product development and sales and marketing activities as well as general costs associated with the overall growth of the business.

Depreciation and amortization expenses were $3.3 million for the year ended December 31, 2006, a decrease of $0.3 million as compared to $3.6 million for the year ended December 31, 2005.  The decrease is attributable to certain intangible and long-lived assets being fully depreciated during 2005.

Interest expense was $0.5 million for each of the years ended December 31, 2006 and 2005.  Interest expense is primarily attributable to our senior secured credit facility.  Our average balance outstanding under our credit facility has decreased slightly from 2005 despite our working capital needs having increased due to our additional facilities.

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

Green Hills Insurance Company and Risk Matters

In 2004, we formed Green Hills Insurance Company, A Risk Retention Group (“GHIC”), to self-insure a portion of our professional and general liability insurance.  The risk retention group has stabilized insurance costs for our clients while maintaining an unchanged or improved risk exposure for our healthcare operations.  We have retained independent third parties to advise our risk retention group, including a captive insurance company manager, an actuarial consulting firm, and a national claims manager.

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

During 2007, we obtained new excess limits coverage for professional liability and commuted our old policy with a prior insurer.  This commutation allowed us to receive a substantial refund of previously paid premiums.  The $1.4 million that was received in 2007 was recorded in other income on our consolidated statement of operations.

During 2006, we received $0.7 million from two insurance carriers from whom we had purchased insurance policies prior to the formation of GHIC.  These recoveries were recorded as reductions to operating expenses in 2006.

Operating an insurance subsidiary subjects us to the risks associated with any insurance business, which include investment risk relating to the performance of assets set aside as reserves for future claims (Green Hills cash at December 31, 2007, is $8.7 million and is invested in a low-risk money market account), the uncertainty of making actuarial estimates of projected future professional liability losses, and loss adjustment expenses.  Failure to make an adequate return on our investments, to maintain the principal of invested funds, or to estimate future losses and loss adjustment expenses accurately, could cause us to sustain losses.  Also, maintaining the insurance subsidiary exposes us to substantial additional regulatory requirements, with attendant risks if we fail to comply with applicable regulations.

Selected Quarterly Operating Results

The following table shows our quarterly unaudited consolidated financial information for the eight quarters ended December 31, 2007.  We prepared this information on the same basis as the annual information presented in other sections of this Annual Report.  In management’s opinion, this information reflects all adjustments, all of which are of a normal recurring nature, that are necessary for a fair presentation of the results for these periods.  Please do not rely on the operating results for any quarter to predict the results for any subsequent period or for the entire year.  Future quarterly results may vary.

$ in thousands, except per share amounts

	(Unaudited)
	Quarter ended
	2007				2006
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31

Net revenue	$ 39,958	$ 35,148	$ 34,537	$ 33,550	$ 33,527	$ 30,495	$ 30,042	$ 30,525

Costs and expenses
Operating expenses	30,168	26,618	26,264	25,399	24,397	22,622	22,785	23,433
Lease termination expense	--	780	--	--	--	--	--	--
General and administrative expenses	8,067	7,118	7,611	7,064	8,046	6,437	5,926	5,992
Depreciation and amortization	1,163	1,155	1,039	809	746	826	828	859
Total costs and expenses	39,398	35,671	34,914	33,272	33,189	29,885	29,539	30,294

Operating income (loss)	560	(523)	(377)	278	338	610	503	231

Other (income) expenses
Interest expense	141	116	163	145	132	113	115	114
Other income	--	(2)	(1,419)	--	--	--	--	--
Amortization of financing costs	4	14	--	59	58	59	57	56
Total other (income) expenses	145	128	(1,256)	204	190	172	172	170

Income/(loss) before provision for income taxes	415	(651)	879	74	148	438	331	61

Provision for income taxes	91	149	197	82	97	234	90	90

Income (loss) from continuing operations	324	(800)	682	(8)	51	204	241	(29)

Income from discontinued operations	--	--	--	--	1,299	--	--	--

Net income (loss)	324	(800)	682	(8)	1,350	204	241	(29)

Less preferred stock dividend	110	121	137	209	282	282	283	337

Net income (loss) attributable to common stockholders	$ 214	$ (921)	$ 545	$ (217)	$ 1,068	$ (78)	$ (42)	$ (366)

Income (loss) per common share, basic
From continuing operations	$ 0.01	$ (0.02)	$ 0.01	$ (0.01)	$ (0.01)	$ (0.00)	$ (0.00)	$ (0.01)
From discontinued operations	$ --	$ --	$ --	$ --	$ 0.04	$ --	$ --	$ --
Net earnings (loss) per common share	$ 0.01	$ (0.02)	$ 0.01	$ (0.01)	$ 0.03	$ (0.00)	$ (0.00)	$ (0.01)

Income (loss) per common share, diluted
From continuing operations	$ 0.00	$ (0.02)	$ 0.01	$ (0.01)	$ (0.01)	$ (0.00)	$ (0.00)	$ (0.01)
From discontinued operations	$ --	$ --	$ --	$ --	$ 0.03	$ --	$ --	$ --
Net earnings (loss) per common share	$ 0.00	$ (0.02)	$ 0.01	$ (0.01)	$ 0.03	$ (0.00)	$ (0.00)	$ (0.01)

Liquidity and Capital Resources

Summary

Cash recorded on our consolidated balance sheet consists primarily of cash held by GHIC, our insurance subsidiary.  We utilize a revolving senior secured credit facility to manage our working capital needs during the year.  Our accounts payable and cash outlays are driven primarily by pass-through pharmaceutical purchases and weekly payroll-related disbursements.  We ended 2007 with $10.1 million of cash and cash equivalents, an increase of $3.5 million from the end of 2006.  This increase is attributable to increased cash reserves held at our insurance subsidiary.  At December 31, 2007, cash reserves at GHIC were $8.7 million.  Working capital, the ratio of current assets to current liabilities excluding dividends payable on Series A Convertible Preferred Stock in shares of common stock, was 1.38 at December 31, 2007, as compared to 1.27 at December 31, 2006.  This improvement is partially attributable to the reversal of $1.3 million of reserves associated with a terminated contract, which were classified as net liabilities of discontinued operations in current liabilities at December 31, 2005.  Nonetheless, we believe that these ratios demonstrate adequate financial liquidity.  We also believe that availability under our credit facility and our cash and cash equivalents will be sufficient to meet our anticipated cash needs for the next 12 months.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three years:

$ in thousands

	2007	2006	2005
Total cash provided by (used in):
Operating activities	$1,400	$1,889	$3,760
Investing activities	(8,351)	(1,531)	(2,661)
Financing activities	10,468	814	482
Increase in cash and cash equivalents	$3,517	$1,172	$1,581

Operating Activities

Cash provided by operating activities was $1.4 million for 2007, compared with $1.9 million for 2006 and $3.8 million for 2005.  The decline in operating cash flows for 2007, compared with 2006, was due primarily to a large increase in accounts receivable related to our increase in revenue from expanding services and increased site operations and a decrease in accounts payable.  These changes were offset by non-cash expenses.

Investing Activities

Cash used in investing activities was $8.4 million for 2007, compared with $1.5 million for 2006 and $2.7 million for 2005.  Investing activities in 2007 included $5.8 million related to the acquisition of Pro Fitness Health.  The remaining increase in cash used in investing activities for 2007 was due primarily to the enhancement of information and service systems.  The primary purpose of this cash investment activity was to support our clinicians at site locations, improve our operational efficiency and create scalability for future service offerings.

Financing Activities

Cash provided by financing activities was $10.5 million for 2007, compared with $0.8 million and $0.5 million for 2006 and 2005, respectively.  Of the increase in cash provided by financing activities for 2007, $6.5 million was due directly to the acquisition of Pro Fitness Health.  We amended our credit facility during the year in connection with the acquisition of Pro Fitness Health.  The remaining increase is primarily due to additional draws under our credit facility in order to meet working capital demands of serving additional clients and sites.  Cash requirements resulting in the use of the revolving credit facility will vary from time to time depending upon the timing of cash receipts and various payment requirements.

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

If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next 12 months, we might be required to obtain additional sources of funds through additional operating improvements, capital market transactions (including the sale of securities), asset sales or financing from third parties, or a combination of these options.  We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

We have a revolving credit facility of $17,000 and a swingline loan of $5,000 under our senior credit facility that is secured by substantially all of our tangible assets.  The facility expires on July 1, 2009.  We also have a $3,000 term loan under our senior credit facility which matures through September 30, 2008.  Borrowings under our credit facility bear interest at rates specified in the credit agreement.  We also pay certain facility and agent fees.  Amounts outstanding under letters of credit of $1.7 million at December 31, 2007, reduce amounts available under the credit facility.  Outstanding letters of credit were reduced by $1.0 million on January 14, 2008.  As of December 31, 2006 and December 31, 2005, $4.9 million was available under the facility.  At December 31, 2007, borrowings under the revolving credit facility were $11,137, borrowings under the swingline loan were $5,000, and borrowings under the term loan were $3,000.  At December 31, 2006, we had $9.1 million outstanding under our revolving credit facility.

Our ability to access our credit facility is subject to our compliance with the terms and conditions of the credit facility, including financial covenants that require us to maintain certain financial ratios.  At December 31, 2007, we were in compliance with all such covenants.

Capital Expenditures

A component of our long-term strategy is our capital expenditure program.  This program includes, among other things, investments in sales and marketing, service improvements, and information technology enhancements.  During 2007, we invested $3.6 million (of which $1.2 million was acquired under a capital lease) in property and equipment, most of which involved upgrading our information technology systems to provide future leverage in both operating and general and administrative expense ratios.  Capital expenditures are primarily funded through cash provided by operating activities, as well as available cash and cash equivalents.  In 2008, we anticipate investing $3.5 million to $4.0 million on capital expenditures.

Contractual Obligations and Commitments

We have various contractual obligations that are recorded as liabilities in our condensed consolidated financial statements.  Other items, such as operating lease contract obligations are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed.

The following table summarizes our known contractual obligations at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash in future periods:

$ in thousands, except per share amounts

	Payments due by period
Contractual obligations	Total	< 1 Year	1 – 3 Years	3 – 5 Years	> 5 Years
Operating leases	$15,135	$2,284	$3,849	$2,196	$6,806
Less: Amounts reimbursed by clients (1)	(4,473)	(1,226)	(1,763)	(502)	(982)
	$10,662	$1,058	$2,086	$1,694	$5,824

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

Our significant accounting policies are discussed in Note 1, Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.  Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.  Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board.

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

Although considerable variability is inherent in our estimates, management believes the reserves for losses and loss adjustment expenses are adequate.  However, if our future claims history were larger in either frequency or severity or a combination of two, we may be exposed to losses that could be material.

Goodwill and Intangible Assets

We evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable.  We complete our impairment evaluation by performing internal valuation analyses and considering other publicly available market information.

In the fourth quarter of 2007, we completed our annual impairment testing of goodwill using the methodology described here, and determined there was no impairment.

The carrying value of goodwill as of December 31, 2007 was $58.9 million.

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

We have not made any material changes in our impairment loss assessment methodology during the year.

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
Tax Contingencies

Our income tax returns, like those of most companies, are periodically audited by domestic tax authorities.  These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions.  At any one time, multiple tax years are subject to audit by the various tax authorities.  In evaluating the exposures associated with our various tax filing positions, we record reserves for probable exposures.  A number of years may elapse before a particular matter for which we have established a reserve is audited and fully resolved or clarified.  We adjust our tax contingencies reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.

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

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Revenue Recognition

See Note 1, Significant Accounting Policies, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our revenue recognition policies.

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

We follow Staff Accounting Bulletin No. 104, Revenue Recognition, in determining when to recognize revenue.  Certain contracts contain performance conditions where a portion of our fees are contingent on our ability to satisfy our contractual obligations (such as client or patient satisfaction or generic utilization).  In these instances, we use judgment to conclude on whether we will ultimately satisfy the required contractual obligations.

Although we believe our judgments are reasonable, it is possible that we may not satisfy all of our contractual obligations which could materially affect the amount of revenue recognized in our financial statements.

Stock-Based Compensation

We have stock-based compensation plans, which include stock options and restricted share awards.  See Note 1, Significant Accounting Policies, and Note 11, Share Based Compensation, to the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our stock-based compensation programs.

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

If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation.

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

New Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.  SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS 141R and SFAS 160 are effective for us beginning in the first quarter of fiscal 2010.  Early adoption is not permitted.  We are currently evaluating the impact that SFAS 141R and SFAS 160 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities.  Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for us beginning in the first quarter of fiscal 2008.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements will have a material impact on the our financial position or results of operations.

Material Equity Transactions

The following table describes activity related to our Series A Convertible Preferred Stock:

	2007	2006	2005
Series A Convertible Preferred Stock converted	341,975	293,938	217,244
Common shares issued upon conversion	3,419,747	2,939,375	2,172,445
Common shares issued in satisfaction of dividends accrued	549,573	417,016	418,334
Total common shares issued upon Series A Convertible Preferred Stock conversions	3,969,320	3,356,391	2,590,779

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk

Our senior credit facility is not subject to material interest-rate volatility risk.  The rates on the credit facility during 2007 ranged from 6.4% to 8.4%.  If the rates on the debt were to increase to 9.5%, the resulting financial impact would not be material to our financial statements.  We do not manage our debt interest-rate volatility risk through the use of derivative instruments.

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

The consolidated financial statements have been audited by McGladrey & Pullen, LLP for the year ended December 31, 2007 and Goldstein Golub Kessler LLP for the years ended December 31, 2006 and 2005.  Both firms are independent registered public accounting firms that conducted their audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  The responsibility of independent registered public accounting firms is to express an opinion as to the fairness with which such financial statements present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.  During its assessment, management did not identify any material weaknesses in our internal control over financial reporting.

/s/ R. Dixon Thayer	/s/ Bradley S. Wear
R. Dixon Thayer	Bradley S. Wear
Chief Executive Officer	Senior Vice President
(Principal Executive Officer)	and Chief Financial Officer
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
I-Trax, Inc.

We have audited I-Trax, Inc. and subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  I-Trax, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).   Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, I-Trax, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2007 consolidated financial statements of I-Trax, Inc. and subsidiaries and our report dated March 17, 2008 expressed an unqualified opinion.

MCGLADREY & PULLEN, LLP
New York, NY
March 17, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
I-Trax, Inc.

We have audited the consolidated balance sheet of I-Trax, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I-Trax, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), I-Trax, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2008, expressed an unqualified opinion on the effectiveness of I-Trax, Inc. and subsidiaries’ internal control over financial reporting.

MCGLADREY & PULLEN, LLP
New York, New York
March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
  Stockholders of I-trax, Inc.

We have audited the accompanying consolidated balance sheets of I-trax, Inc. and Subsidiaries as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I-trax, Inc. and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with United States generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York
March 10, 2007

I-TRAX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

ASSETS
	December 31,
	2007	2006
Current assets
Cash and cash equivalents	$10,075	$6,558
Accounts receivable, net	29,450	21,704
Other current assets	943	1,526
Total current assets	40,468	29,788

Property and equipment, net	4,735	3,377
Goodwill	58,891	51,620
Customer list, net	17,216	18,159
Other intangible assets, net	189	402
Other long term assets	36	41

Total assets	$121,535	$103,387

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$9,895	$10,376
Accrued payroll and benefits	5,373	4,444
Current portion of accrued restructuring charges	--	118
Other current liabilities	15,655	11,627
Total current liabilities	30,923	26,565

Senior secured credit facility	15,198	9,057
Notes payable	1,904	129
Other long term liabilities	4,505	1,945

Total liabilities	52,530	37,696

Commitments and contingencies

Stockholders’ equity
Preferred stock - $.001 par value, 2,000,000 shares authorized, 217,126 and 559,101 issued and outstanding, respectively; Liquidation preference: $5,428,000 and $13,978,000 at December 31, 2007 and 2006, respectively	--	1
Common stock - $.001 par value, 100,000,000 shares authorized 41,340,488 and 36,613,707 shares issued and outstanding, respectively	41	35
Additional paid in capital	140,496	136,623
Accumulated deficit	(71,532)	(70,968)
Total stockholders’ equity	69,005	65,691

Total liabilities and stockholders’ equity	$121,535	$103,387

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Year ended December 31,
	2007	2006	2005

Net revenue	$143,193	$124,589	$115,887

Costs and expenses
Operating expenses	108,449	93,247	88,457
Lease termination expense	780	--	--
Impairment of intangible and long-lived assets	--	--	12,470
Provision for loss contracts	--	--	663
Restructuring expenses	--	--	783
General and administrative expenses	29,860	26,401	23,130
Depreciation and amortization	4,166	3,259	3,616
Total costs and expenses	143,255	122,907	129,119

Operating income (loss)	(62)	1,682	(13,232)

Other (income) expenses
Interest expense	565	474	454
Amortization of financing costs	77	230	239
Other (income) expenses	(1,421)	--	--
Total other (income) expenses	(779)	704	693

Income (loss) before provision for income taxes	717	978	(13,925)

Provision for income taxes	519	511	147

Income (loss) from continuing operations	198	467	(14,072)

Income from discontinued operations (Note 4)	--	1,299	--

Net income (loss)	198	1,766	(14,072)

Less preferred stock dividend	577	1,184	2,049

Net income (loss) applicable to common stockholders	$(379)	$582	$(16,121)

Earnings (loss) per common share:
Basic
From continuing operations	$(0.01)	$(0.02)	$(0.54)
From discontinued operations	$--	$0.04	$--
Net earnings (loss) per common share	$(0.01)	$0.02	$(0.54)

Diluted
From continuing operations	$(0.01)	$(0.02)	$(0.54)
From discontinued operations	$--	$0.03	$--
Net earnings (loss) per common share	$(0.01)	$0.02	$(0.54)

Weighted average number of shares outstanding, basic	40,288,436	36,039,650	29,716,114

Weighted average number of shares outstanding, diluted	40,288,436	37,614,510	29,716,114

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2004	1,070,283	$1	26,226,818	$25	$130,399	$(58,662)	$71,763

Warrant exercises	--	--	22,158	--	--	--	--

Issuance of warrants for services	--	--	--	--	31	--	31

Issuance of common stock (Note 2)	--	--	3,859,200	4	5,592	--	5,596

Conversion of preferred stock and accrued dividends on preferred stock into common stock	(217,244)	--	2,590,779	3	682	--	685

Preferred stock dividend	--	--	--	--	(2,049)	--	(2,049)

Employee stock purchase	--	--	120,000	--	184	--	184

Non-cash compensation	--	--	--	--	25	--	25

Net loss for the year ended December 31, 2005	--	--	--	--	--	(14,072)	(14,072)

Balances at December 31, 2005	853,039	$1	32,818,955	$32	$134,864	$(72,734)	$62,163

(Continued on following page.)
The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

(Continued from previous page.)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2005	853,039	$1	32,818,955	$32	$134,864	$(72,734)	$62,163

Warrant exercises	--	--	210,176	--	21	--	21

Issuance of warrants for services	--	--	--	--	100	--	100

Conversion of preferred stock and accrued dividends on preferred stock into common stock	(293,938)	--	3,356,391	3	1,112	--	1,115

Preferred stock dividend	--	--	--	--	(1,184)	--	(1,184)

Private placement of common stock	--	--	70,833	--	237	--	237

Exercise of options	--	--	157,352	--	148	--	148

Modification of warrant	--	--	--	--	57	--	57

Stock based compensation	--	--	--	--	1,268	--	1,268

Net income for the year ended December 31, 2006	--	--	--	--	--	1,766	1,766

Balances at December 31, 2006	559,101	$1	36,613,707	$35	$136,623	$(70,968)	$65,691

(Continued on following page.)
The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

(Continued from previous page.)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2006	559,101	$1	36,613,707	$35	$136,623	$(70,968)	$65,691

Cumulative effect of adoption of FIN 48	--	--	--	--	--	(762)	(762)

Warrant exercises	--	--	360,711	1	--	--	1

Issuance of warrants for services	--	--	--	--	47	--	47

Conversion of preferred stock and accrued dividends on preferred stock into common stock	(341,975)	(1)	3,969,320	4	2,045	--	2,048

Preferred stock dividend	--	--	--	--	(577)	--	(577)

Shares issued to executives	--	--	33,500	--	133	--	133

Exercise of options	--	--	331,087	1	534	--	535

Vesting of restricted stock	--	--	32,163	--	--	--	--

Stock based compensation	--	--	--	--	1,691	--	1,691

Net income for the year ended December 31, 2007	--	--	--	--	--	198	198

Balances at December 31, 2007	217,126	$--	41,340,488	$41	$140,496	$(71,532)	$69,005

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31
	2007	2006	2005
Operating activities:
Net income (loss)	$198	$1,766	$(14,072)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations	--	(1,299)	--
Impairment	--	--	12,470
Modification of warrants	--	57	--
Issuance of stock below market value	31	130	--
Stock based compensation	1,691	1,268	--
Loss on disposal of assets	28	651	--
Accrued restructuring charges	--	--	828
Accrued loss on contracts	--	--	663
Depreciation and amortization	4,166	3,259	3,616
Employee stock purchase	--	--	34
Options issued below market value	--	--	25
Issuance of warrants for services	47	100	31
Effect of adoption of FIN 48	145	--	--
Amortization of financing costs	77	230	240
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(6,333)	(6,214)	(3,874)
Deferred tax asset	--	--	1,198
Other current assets	644	373	54
Other long term assets	5	--	20
Accounts payable	(1,169)	2,306	1,951
Accrued payroll and benefits	544	483	65
Accrued loss contracts	--	(419)	(244)
Accrued restructuring charges	(118)	(209)	(502)
Other current liabilities	540	(223)	2,801
Deferred tax liability	--	--	(1,526)
Other long term liabilities	904	(370)	(18)
Net cash provided by operating activities	1,400	1,889	3,760
Investing activities:
Purchases of property and equipment	(2,417)	(1,506)	(2,548)
Acquisition of intangible assets	(120)	(25)	(113)
Acquisition of Pro Fitness, net of acquired cash	(5,814)	--	--
Net cash used in investing activities	(8,351)	(1,531)	(2,661)
Financing activities:
Principal payments on capital leases	--	--	(9)
Proceeds from option exercises	536	148	--
Proceeds from private placement of common stock	--	107	--
Proceeds from warrant exercises	--	22	--
Repayment of notes payable	(148)	(55)	--
Proceeds from bank credit facility	10,080	592	341
Proceeds from sale of stock and exercise of warrants	--	--	150
Net cash provided by financing activities	10,468	814	482
Net increase in cash and cash equivalents	3,517	1,172	1,581
Cash and cash equivalents at beginning of year	6,558	5,386	3,805
Cash and cash equivalents at end of year	$10,075	$6,558	$5,386

(Continued on following page.)
The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

(Continued from previous page.)

	Year ended December 31,
	2007	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$841	$673	$649
Income taxes	$466	$650	$312

Schedule of non-cash investing and financing activities:
Issuance of warrants for services	$47	$100	$31
Software acquired under a capital lease	$1,219	$--	$--
Accrued purchase price	$--	$--	$1,346
Preferred stock dividend	$577	$1,184	$2,049
Conversion of accrued dividends to common stock	$2,048	$1,115	$685
Purchase of Pro Fitness (Note 2) and assumption of liabilities in the acquisition as follows:
Fair value of non-cash tangible assets acquired	$1,650	$--	$--
Goodwill	7,271	--	--
Customer list	540	--	--
Other intangibles	2	--	--
Cash paid, net of cash acquired	(5,814)	--	--
Note payable	(1,050)	--	--
Accrued purchase price	(899)	--	--
Liabilities assumed	$1,700	$--	$--

The accompanying notes are an integral part of these financial statements.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

1.  Significant Accounting Policies

Operations

I-trax, Inc. offers integrated workplace health and productivity management solutions.  We operate on-site health centers which deliver primary care, pharmacy care management, acute care corporate health, and occupational health services as well as disease, wellness and lifestyle management programs.  We enhance the services we offer at our on-site centers with larger scale disease management and wellness programs that utilize telephonic and e-health tools and which benefit from the trusted relationship established by our clinicians at the worksite.  We are focused on helping companies achieve employer-of-choice status, making the workplace safe, and improving the quality of care and productivity of the workforce while mitigating healthcare costs.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of I-trax, Inc. and its direct and indirect subsidiaries, which include CHD Meridian LLC, Green Hills Insurance Company, A Risk Retention Group (Note 14, Professional Liability and Related Reserves), and the Physician Groups.  All material intercompany accounts and transactions have been eliminated.  The financial statements of the Physician Groups are consolidated with CHD Meridian LLC in accordance with the nominee shareholder model of Emerging Issues Task Force (“EITF”) Issue No. 97-2, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements.  CHD Meridian LLC has unilateral control over the assets and operations of the Physician Groups.

Consolidation of the Physician Groups with CHD Meridian LLC, and consequently, I-trax, is necessary to present fairly our financial position and results of operations.  Control of the Physician Groups is perpetual and other than temporary because of the nominee shareholder model and the management agreements between the entities.  The net tangible assets of the Physician Groups were not material at December 31, 2007 and 2006.

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

Accounts Receivable

We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables.  We regularly review our trade receivables allowances by considering such factors as historical experience, credit-worthiness, the age of the trade receivable balances, and current economic conditions that may affect a customer’s ability to pay.  Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts based on historical bad debts, factors related to specific customers’ ability to pay and economic trends.  Accounts receivable on the consolidated balance sheet is stated net of our allowance for doubtful accounts.  The following table shows activity in our allowance for doubtful accounts:

	Beginning Balance	Due to Acquisition	Charged/ (Credited) to Operating Expenses	Deductions(1)	Ending Balance

Allowance for doubtful accounts:
Year Ended:
December 31, 2007	$ 601	--	--	(28)	$ 573
December 31, 2006	$ 605	--	--	(4)	$ 601
December 31, 2005	$ 598	--	21	(14)	$ 605

(1)	Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.

Property and Equipment

We record property and equipment at cost less accumulated depreciation and amortization.  Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 1 to 7 years.  Leasehold improvements are amortized using the straight-line method over the lesser of the remaining respective lease term or useful lives.  Accelerated depreciation methods are generally used for income tax purposes.  Repairs and maintenance costs are charged directly to expense as incurred.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

In accordance with the provisions of American Institute of Certified Public Accountant’s Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, costs associated with the acquisition or development of software for internal use are capitalized and amortized over the expected useful life of the software, from 1 to 3 years.

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

In connection with our restructuring during 2005 (Note 3, Restructuring and Related Activities), we impaired $3,563 of software development costs associated with (1) products that we will not sell or support in the future, or (2) proprietary systems that we were no longer developing.

Goodwill and Purchased and Other Intangibles

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review.  We completed our annual impairment test in the fourth quarter of 2007 and determined that there was no impairment charge.  We evaluate goodwill for impairment by determining fair values utilizing widely accepted valuation techniques, including discounted cash flows and market multiple analyses.  Our assumptions consider historical and forecasted revenue, operating costs and other relevant factors.

Our customer list represents the value attributable to contracts acquired through the acquisitions of CHD Meridian and Pro Fitness using a third-party valuation based on guidance prescribed in SFAS No. 141, Business Combinations.  The customer lists are amortized on a straight-line basis over 15 to 20 years.  We evaluated the customer list and other intangible assets for impairment during the fourth quarter of 2007 using widely accepted valuation techniques and determined there was no impairment. Generally, amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Debt Issuance Costs

We carry costs of issuing and amending our senior secured credit facility as debt issuance costs and amortize them over the term of the facility.  Amortization of debt issuance costs resulted in charges of $77, $230 and $239 during 2007, 2006, and 2005, respectively.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. We record a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not. See Note 9, Provision for Income Taxes, for additional information related to the provision for income taxes.

Initial Adoption of FIN 48

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109.  The interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (“SFAS No. 109”).  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation prescribes that a company should use a “more likely than not” recognition threshold based on the technical merits of the tax position taken.  Tax positions that meet the more likely than not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements.  It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We and one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions.  We are no longer subject to U.S. federal income tax examinations by authorities for years prior to 2004.  With few exceptions, we are no longer subject to state and local or non-U. S. income tax examinations for years prior to 2002.  The New York Department of Revenue is currently examining state income tax returns for one subsidiary for years 2003 through 2005.  The results of this examination are not expected to have a material impact on our consolidated financial position or consolidated results of operations.

We adopted the provisions of FASB Interpretation No. 48 on January 1, 2007.  As a result of the implementation, we recognized a $762 increase in the liability for unrecognized tax benefits, which was accounted for as an increase of the January 1, 2007 balance of accumulated deficit.  We have a $762 liability recorded for unrecognized tax benefits as of January 1, 2007 which includes interest and penalties of $135.  We recognize interest and penalties accrued related to unrecognized tax benefits in tax expense.  The total net amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $521, which includes interest and penalties of $135.   A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Balance at January 1, 2007	$ 762
Additions based on tax positions related to the current year	93
Additions for tax positions of prior years	168
Lapse of Statute of Limitations	(116)
Balance at December 31, 2007	$ 907

In the December 31, 2007 balance of unrecognized tax benefits, there are no tax positions for which the ultimate deductibility is highly certain but the timing of such deductibility is uncertain.  Accordingly there is no impact to the deferred tax accounting for certain tax benefits.

 Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable, accrued expenses, and other current liabilities are reasonable estimates of the fair values because of their short-term maturity.  The fair value of our senior secured credit facility as of December 31, 2007 approximates its principal amount of $19,137 of which $3,939 is classified as current and $15,198 is classified as long term.  The carrying amount of this facility approximates its fair value due to market-based interest rates on the facility.

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

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Pass through pharmaceutical purchases for the years ended December 31, 2007, 2006 and 2005 were approximately $153,601, $152,721, and $133,127, respectively.

Stock-Based Compensation Plans

On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), requiring us to recognize expense related to the fair value of our stock-based compensation awards.  SFAS 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for periods beginning in 2006.

We elected the modified prospective transition method as permitted by SFAS 123R.  Under this transition method, stock-based compensation expense for the year ended December 31, 2006, includes: (1) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; and (2) compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  We recognize compensation expense on a straight-line basis over the requisite service period of the award.  Total stock-based compensation expense included in general and administrative expenses in our consolidated statements of operations was $1,691 and $1,268 for 2007 and 2006, respectively.  In accordance with the modified prospective transition method of SFAS 123R, financial results for prior periods have not been restated.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), Business Combinations and SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.  SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for us beginning in the first quarter of fiscal 2010. Early adoption is not permitted. We are currently evaluating the impact that SFAS 141R and SFAS 160 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for us beginning in the first quarter of fiscal 2009.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

We do not believe that any other recently issued, but not yet effective, accounting pronouncements will have a material impact on our financial position or results of operations.

2.  Acquisitions

On December 14, 2007, we acquired Pro Fitness Health Solutions, LLC, a New York limited liability company (“Pro Fitness Health”) and a provider of employer-sponsored wellness, fitness and occupational health services in 22 states for more than 50 clients.

Pursuant to the terms of the Acquisition Agreement, we purchased all of the outstanding membership interests of Pro Fitness Health from Minute Men (the “Acquisition”).  The purchase price for the Acquisition was $8,336, subject to certain adjustments.  We delivered the purchase price as follows: $6,536 in cash (including direct costs); 222,684 shares of our common stock (valued at $750, or $3.368 per share, under the terms on the Acquisition Agreement) (the “Consideration Shares”); and a promissory note in the principal amount of $1,050 (the “Promissory Note”).  The Consideration Shares will be held in escrow and the Promissory Note will be paid if certain performance criteria are met by the Pro Fitness business in 2008.

The purchase price in the Pro Fitness Health acquisition is subject to the following adjustments: Minute Men will receive an additional cash payment if the Pro Fitness business has gross profit for 2008, derived from its historic business and pipeline opportunities as of the closing date (the “2008 Gross Profit”), in excess of $2,450 (“Gross Profit Target”).  The additional cash payment will equal twice the amount by which the 2008 Gross Profit exceeds the Gross Profit Target.  If the 2008 Gross Profit is less than the Gross Profit Target, then Minute Men will pay I-trax an amount equal to 3.164 multiplied by the amount by which the Gross Profit Target exceeds the 2008 Gross Profit.  Minute Men’s obligation to do so, however, is limited to the value of the Consideration Shares and the Promissory Note.  Further, if the value of the Consideration Shares when they are released from escrow is less than the value of the Consideration Shares on the date of the closing, I-trax will pay Minute Men an amount equal to the difference in value.

I-trax funded the cash portion of the purchase price by using amounts available under its existing senior secured credit facility and new term loan with Bank of America.  See the description of the Ninth Amendment to the Credit Agreement in Note 8, Long Term Debt.

The acquisition was accounted for using the purchase method of accounting.  We incurred acquisition costs of $512 that were included in the purchase price.  In addition, $6 of transaction-related expenses were included in general and administrative expenses on the consolidated statements of operations.  The goodwill was allocated entirely to the Pro Fitness Health reporting unit.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

The aggregate purchase price of $8,336 for this transaction was allocated as follows:

	Amount	Estimated Useful Life
Fair value of tangible assets acquired (includes cash of $573)	$2,223	N/A
Liabilities assumed	(1,700)	N/A
Goodwill	7,271	N/A
Customer list	540	20 years
Other intangibles	2	1 Year
	$8,336

The goodwill value of $7,271 is considered to be deductible for tax purposes.

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

The following are our 2007 and 2006 unaudited pro forma results of operations giving effect to the acquisition of Pro Fitness as though the transaction occurred on January 1, 2006.  The 2007 unaudited pro forma results exclude transaction costs of $6.  The unaudited pro forma results also include adjustments to amortization expense associated with the intangibles acquired and interest expense related to the senior secured credit facility. We acquired Pro Fitness on December 14, 2007.  The results of operations of Pro Fitness will be included in operations commencing January 1, 2008.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

	2007 (pro forma)	2006 (pro forma)

Net revenue	$156,873	$135,867
Operating income	$651	$2,216
Income from continuing operations	$453	$399
Net income	$453	$1,698
Net income (loss) applicable to common stockholders	$(124)	$514
Earnings (loss) per share, basic	$0.00	$0.01
Earnings (loss) per share, diluted	$0.00	$0.01

3.  Restructuring and Related Activities

During 2005, we completed an in-depth analysis of our organization, products and services.  This analysis led to the conclusion that certain products and services we offered were no longer essential to our business.  We then restructured our operations and related activities, which was substantially completed as of June 30, 2005.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we impaired goodwill and long-lived assets by $12,470.  Of this amount, we wrote off software development costs of $3,563 associated with products that we stopped selling or supporting or with proprietary systems that we stopped developing.  We also impaired goodwill by $8,424, most of which was related to the acquisitions of iSummit Partners, LLC and WellComm Group, Inc., and miscellaneous long-lived assets by $483.

A summary of the activity and balances of the restructuring and provision for loss contract reserve accounts is outlined as follows:

	One-Time Termination Benefits	Contract Termination Costs	Other Associated Costs	Restructuring Total	Provision for Loss Contracts

December 31, 2004	$ --	$ --	$ --	$ --	$ --
Expensed	542	217 (1)	69	828	663 (2)
Cash payments	(357)	(76)	(69)	(502)	(244)
Adjustments	--	--	--	--	--
December 31, 2005	185	141	--	326	419
Cash payments	(181)	(27)	--	(208)	(419)
Adjustments	-	--	--	--	--
December 31, 2006	4	114	--	118	--
Cash payments	(4)	(11)	--	(15)	--
Adjustments	--	(103)	--	(103)	--
December 31, 2007	$ --	$ --	$ --	$ --	$ --
_________
(1)	We initially recorded $228 of contract termination costs. We later realized our estimate was overstated by $11 and adjusted the balance accordingly.

(2)
We initially recorded $2,116 as a provision for loss contracts related to customer contracts that we determined would be unprofitable despite reductions in operating expenses implemented in the restructuring.  Subsequently, we reached favorable agreements with customers to terminate or phase out of these contracts resulting in the reversal of $1,453 of the provision for loss contracts.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

During 2005, we recorded restructuring expenses of $783 and expenses related to loss contracts of $663.  No additional expense was recorded during 2006 or 2007.

4.  Discontinued Operations

In 2001, prior to the merger discussed in Note 2, Acquisitions, CHD Meridian was notified of the cancellation of two government contracts that met the requisite requirements to be accounted for as discontinued operations under SFAS No. 144.  At December 31, 2005, the remaining net liabilities of discontinued operations consisted of contract staffing accruals of $1,299 representing our estimate of our maximum obligation related to the government’s right to audit the contract terms and conditions.  During 2006, we determined that the likelihood of loss related to these staffing accruals was remote and reversed this reserve during the quarter ended December 31, 2006.  Consequently, we have included $1,299 of income from discontinued operations in our 2006 statements of operations.

5.  Other Current and Long Term Liabilities

At December 31, 2007 and 2006, the following amounts were included in other current liabilities in the consolidated balance sheet:

	2007	2006
Dividends payable	$1,644	$3,116
Reserve for unpaid losses	3,462	3,362
Accrued health insurance incurred but not reported	550	642
Accrued insurance deductible	766	759
Deferred revenue	1,063	357
Accrued incentive compensation	1,771	1,395
Term loan (Note 8)	3,000	--
Swingline loan (Note 8)	939	--
Other (none in excess of 5% of current liabilities)	2,460	1,996
Total	$15,655	$11,627

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

At December 31, 2007 and 2006, the following amounts were included in other long term liabilities in the consolidated balance sheet:

	2007	2006
Accrued purchase price (Note 2)	$750	$--
FIN 48 liability	906	--
Deferred rent	964	--
Accrued insurance (Note 14)	1,638	1,638
Other	247	307
Total	$4,505	$1,945

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

6. Property and Equipment

Property and equipment consisted of the following as of December 31:

	2007	2006
Furniture and fixtures	$9,542	$5,771
Leasehold improvements	477	477
	10,019	6,248
Less: Accumulated depreciation and amortization	(5,284)	(2,871)
Total	$4,735	$3,377

Depreciation and amortization expense of property and equipment for 2007, 2006 and 2005 was $2,427, $1,519, and $1,538, respectively.  During 2006, we disposed of $6,817 of obsolete furniture, fixtures and equipment resulting in a loss on disposal of $651.  Of this amount, $247 is included as operating expenses in our 2006 statements of operations.  The remaining $364 is included in 2006 general and administrative expenses.

7. Goodwill and Purchased and Other Intangibles

The changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2004	$61,390
Restructuring-related impairment	(8,424)
Reduction in value of shares held in escrow	(1,698)
Cash bonus plan	352
Balance at December 31, 2005 and 2006	51,620
Acquisition of Pro Fitness (Note 2)	7,271
Balance at December 31, 2007	58,891

Amortization of intangible assets for the years ended December 31, 2007, 2006 and 2005 amounted to $1,816, $1,740, and $2,078, respectively.

Estimated amortization expense for the next five years is as follows:

Year	Expense
2008	$1,592
2009	1,526
2010	1,526
2011	1,526
2012	1,526
Thereafter	9,670

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

8.  Long Term Debt

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

On December 14, 2007, I-trax, certain of I-trax’s direct and indirect subsidiaries, and Bank of America entered into a Ninth Amendment to the Credit Agreement.  The purpose of this amendment was to increase cash availability to meet increased working capital requirements and to fund the acquisition of Pro Fitness (Note 2, Acquisitions).  Under the Ninth Amendment:

•	The amount I-trax can borrow under the facility was increased from $20,000 to $25,000, comprised of:

·	a $17,000 revolving loan facility, which was increased from $15,000;

·	a separate $5,000 swingline loan facility, which remained unchanged; and

·	a new term loan of $3,000.

•	Certain of the financial covenants under the facility have been amended.

•	The $17,000 and $5,000 facilities mature on July 1, 2009 and the term loan matures on September 30, 2008.

The facility contains financial covenants measuring: (1) our fixed charges coverage ratio, and (2) minimum EBITDA and stockholders’ equity amounts.  Borrowings under the facility accrue interest based on a pricing grid tied to our financial covenants.  Commitment fees are payable on the facility at rates between 0.3% and 0.5%.  As of December 31, 2007, we were in compliance with all covenants.

At December 31, 2007, $1,700 of the facility is outstanding as a standby letter of credit, which reduces the amount available under the facility for borrowings.  On January 14, 2008, an outstanding letter of credit for $1,000 was retired.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

On June 29, 2007, we amended our credit facility to include a $5,000 Swingline loan.  We drew $2,500 on that date for working capital requirements related to expanding sites and services.

On December 14, 2007, we entered into a new $3,000 term loan with our existing lender and drew and an additional $2,500 under an existing Swingline loan in order to fund the Pro Fitness acquisition (Note 2, Acquisitions).  On that date, we also increased the amount of our revolving line of credit by $2,000 to $17,000.  The term loan matures on September 30, 2008, while the swingline commitment must be repaid in installments beginning April 1, 2008 and on the first day of each succeeding July, October, January, and April thereafter in the amount of $313 with the remaining outstanding balance due at the maturity date of July 1, 2009.  Our credit facility allows us to repay both the term loan and the swingline commitment with funds available through our revolving credit facility.  We did not have term loan or swingline commitment balance at December 31, 2006.

At December 31, 2007 and 2006, we had $11,137 and $9,057, respectively, of debt outstanding under our revolver loan facility.  At December 31, 2007, the interest rate applicable under the facility was 7.3%.  Availability under the revolver loan facility was $5,163 and $4,943 at December 31, 2007 and 2006, respectively.

9.  Provision for Income Taxes

Income tax expense is comprised of the following for the year ended December 31, 2007:

Current:
Federal	$158
State	361
Deferred:	-
Income Tax Expense	$519

The provision for income taxes from continuing operations differs from the amount computed by applying the statutory federal income tax rate to income before income taxes.  A reconciliation of the provision (benefit) for income taxes at the statutory federal income tax rate to the amount provided (benefited) is as follows:

	Year Ended December 31
	2007	2006
Tax at federal statutory rate	34.00%	34.00%
State income taxes	26.28	(0.39)
State payable true-up	7.70	--
Stock compensation	58.23	16.72
Other nondeductible items	--	4.69
Meals & Entertainment	6.84	--
Officer Life Insurance	10.52	--
Change in valuation allowance	(80.83)	(39.35)
Prior year true-up	--	11.95
FIN48 additional reserve	19.01	--
FIT refund	(13.48)	--
Other	--	(5.66)
Income tax provision (benefit)	68.27%	21.96%

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

At December 31, 2007 and 2006, we had net operating loss (“NOL”) carry forwards for federal income tax purposes of $33,723 and $39,098, respectively, which expire between 2011 and 2025.  Federal NOL carry forwards are subject to certain limitations under Section 382 of the Internal Revenue Code.  Of the $33,723 NOL available at December 31, 2007, $31,261 is subject to this limitation.  Because of this limitation, we may not be able to fully recognize the value of this NOL before it expires.  At December 31, 2007 and 2006, we had NOL carry forwards for state income tax purposes of $9,617 and $21,500, respectively, which expire between 2008 and 2027.

Our income tax provision is computed based on the federal statutory rates and the state statutory rates, net of related federal benefit.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2007	2006
Deferred tax assets:
Net operating loss carry forwards	$10,135	$13,146
Allowance for doubtful accounts	192	219
Accrued expenses	2,270	1,838
Lease Buy-Out	304	--
Depreciation	163	--
FIN 48	286	--
Stock – Options and Restricted	152	--
Other	206	91
Total gross deferred tax assets	$13,708	$15,294
Less: Valuation allowance	(6,963)	(7,578)
Total deferred tax assets	$6,745	$7,716
Deferred tax liabilities:
Depreciation	--	(402)
Amortization	(6,745)	(7,314)
Net deferred tax asset (liability)	$(6,745)	$(7,716)
Total deferred tax liability	$--	$--

The valuation allowance for deferred tax assets specifically relates to the future utilization of federal and state net operating loss carry forwards and other deferred tax assets.  Future utilization of these deferred tax assets is evaluated by the Company on an annual basis and the valuation allowance is adjusted accordingly.  In 2007, the valuation allowance decreased by $615 as the Company was able to reduce taxable income based upon the projected ability of the Company to utilize the deferred tax assets.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

10.  Stockholders’ Equity

Preferred Stock

We have 2,000,000 authorized shares of preferred stock.  As of December 31, 2007 and 2006, we had issued and outstanding 217,126 and 559,101 shares, respectively, of Series A Convertible Preferred Stock.  Each share of Series A Convertible Preferred Stock is convertible, at any time, into 10 shares of common stock, has a liquidation preference of $25.00 per share, the original purchase price, and accrues dividends on that amount at a rate of 8% per year.  Dividends are payable, at our option, in cash or common stock, and only upon the liquidation or conversion of the Series A Convertible Preferred Stock into common stock.  We have recorded approximately $1,644 and $3,116 in accrued dividends at December 31, 2007 and 2006, respectively, which is included in other current liabilities on the consolidated balance sheet.

During 2007 and 2006, 341,975 and 293,938 shares, respectively, of Series A Convertible Preferred Stock were converted into 3,419,747 and 2,939,375 shares of common stock, and 549,573 and 417,016 shares of common stock, respectively, were issued to satisfy the dividends accrued on the converted shares.

Warrants

The following table summarizes our warrant activity:

Shares Underlying Warrants
Outstanding at December 31, 2004	3,394,894
Granted	55,000
Exercised	(40,380)
Expired	(340,000)
Outstanding at December 31, 2005	3,069,514
Granted	100,000
Exercised	(390,806)
Expired	(270,097)
Outstanding at December 31, 2006	2,508,611
Exercised	(920,856)
Outstanding at December 31, 2007	1,587,755

At December 31, 2007, all outstanding warrants were exercisable at a weighted average exercise price of $3.06 per share.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

11.  Share Based Compensation

The 2000 Equity Compensation Plan and the Amended and Restated 2001 Equity Compensation Plan (the “Plans”) authorize us to grant or issue up to 5,100,000 stock options or restricted stock shares as of December 31, 2007.  Under the terms of the Plans, awards may be granted to our employees, officers, directors, and certain consultants and advisors.  At December 31, 2007, a total of 31,852 shares were available for future grants under the Plans.  The number of shares authorized for issuance under the 2001 plan increases automatically on the first day of each year by 300,000 shares.

Our outstanding stock options generally have a 10-year term.  Outstanding stock options issued to employees generally vest over three years, and outstanding stock options issued to directors vest over two years.  Share awards generally vest based upon continued employment (time-based).

Prior to 2003, we also granted stock options outside of the Plans.  As of December 31, 2007, 163,000 non-plan options are outstanding.  Non-plan options have terms similar to options granted pursuant to Plans, including exercise price, vesting and exercise terms.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method (Note 1, Significant Accounting Policies).

Prior to the adoption of SFAS 123R, we recognized the estimated compensation cost of restricted stock over the vesting term. The estimated compensation cost is based on the fair value of our common stock on the date of grant.  We continue to recognize the compensation cost, net of estimated forfeitures, over the vesting term.

Prior to the first quarter of fiscal 2006, we accounted for our stock-based compensation plans under the recognition and measurement provisions of APB 25 as permitted by SFAS 123, amended by SFAS No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation-Transition and Disclosure.  As required by SFAS 148, prior to the adoption of SFAS 123R, we provided pro forma net income and pro forma net income per share disclosures for stock-based awards, as if the fair value-based method defined in SFAS 123 had been adopted.

The following table sets forth the pro forma effect on net income and net income per share for 2005 that would have resulted if we had accounted for our employee stock plans under the fair value recognition provisions of SFAS 123:

2005
Net loss, as reported	$(14,072)
Add: Intrinsic value of the options issued to employee and charged to operations	25
Deduct: Stock-based compensation expense determined under fair value method for all awards	(1,261)
Net loss, pro forma	$(15,308)
Loss per share:
Basic and diluted — as reported	$(0.54)
Basic and diluted — pro forma	$(0.58)

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

As a result of the adoption of SFAS 123R, our net income for 2007 and 2006 includes $1,691and $1,268 of share-based compensation as a component of general and administrative expenses.

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Valuation Assumptions (1)	2007	2006	2005
Risk-free interest rate (2)	4.9%	4.8%	4.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility (3)	57.0%	62.0%	79.7%
Expected life of non-qualified stock options (in years) (4)	6.0	6.0	5.0

(1)	Forfeitures are estimated using historical experience and projected employee turnover.

(2)	Based on the Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.

(3)
During 2007 and 2006, expected stock price volatility is estimated in accordance with guidance in SFAS 123R considering both the historical volatility of our stock price as well as volatilities from comparable companies. Prior to 2005, expected stock price volatility was based primarily on historical experience.

(4)	We estimate the expected life of stock options in accordance with guidance in SFAS 123R and Staff Accounting Bulletin No. 107 using the short cut method.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Stock option activity during 2007, 2006 and 2005 was as follows:

	Stock Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(2)
Outstanding on December 31, 2004	1,578,326	$2.85
Granted	3,231,000	1.44
Exercised	--	--
Forfeited (1)	(1,133,861)	2.48
Expired	(2,400)	2.75
Outstanding on December 31, 2005	3,673,065	$1.72
Granted	1,087,300	3.03
Exercised	(157,351)	0.95
Forfeited	(311,580)	2.28
Expired	(18,000)	7.67
Outstanding on December 31, 2006	4,273,434	$2.02
Granted	725,166	3.55
Exercised	(331,085)	1.62
Forfeited	(114,890)	2.00
Outstanding on December 31, 2007	4,552,625	$2.29	7.5	$5,923
Vested and exercisable on December 31, 2007	3,032,808	$1.88	6.7	$5,232

(1)
During 2006, we determined that 6,246 stock options to certain employees were forfeited in error during 2005.  These options were reinstated and are included in the outstanding balance at the end of the year.  The affect on the consolidated financial statements was deemed immaterial.

(2)	Aggregate intrinsic value calculated using in-the-money options and our closing stock price of $3.55 on December 31, 2007.

The weighted-average grant-date fair value of stock options granted during 2007, 2006 and 2005 was $2.07, $1.87 and $0.96 per share, respectively.  The aggregate intrinsic value of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during 2007 and 2006 was $778 and $376, respectively.  Net cash proceeds from the exercise of stock options were $536 and $148 for 2007 and 2006, respectively.  No tax benefit has been recognized due to accumulated net losses.  There were no stock option exercises in 2005.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Below is a summary of our non-vested shares activity for 2007 and 2006:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2005	2,435,862	$1.00
Granted	1,087,300	$1.86
Vested	(1,319,059)	$1.01
Forfeited	(198,004)	$1.02
Non-vested at December 31, 2006	2,006,099	$1.45
Granted	725,166	$2.07
Vested	(1,114,431)	$1.29
Forfeited	(97,017)	$2.11
Non-vested at December 31, 2007	1,519,817	$1.82

At December 31, 2007, there was $2,156 of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 0.97 years.  Our assumptions used in estimating forfeiture rates are reviewed each reporting period and the total value of the awards is adjusted accordingly.

Information regarding options outstanding at December 31, 2007 was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01-$2.00	2,390,469	6.93	$1.40	2,237,030	$1.40
$2.01-$4.00	2,096,095	8.16	$3.19	729,717	$2.97
$4.01-$6.00	39,361	3.87	$4.76	39,361	$4.76
$6.01-$8.00	16,100	4.04	$6.19	16,100	$6.19
$8.01-$10.00	10,600	3.10	$10.00	10,600	$10.00
	4,552,625	7.45	$2.29	3,032,808	$1.88

Restricted stock grants consist of our common stock and typically vest over three years.  The fair value of each restricted share grant is equal to the market price of our common stock at the date of grant using fair market value.  Expense relating to restricted shares is amortized ratably over the vesting period.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

A summary of our restricted stock activity and related information during 2007 and 2006 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2005	--	--
Granted	107,630	$3.08
Forfeited	(2,790)	$3.09
Non-vested at December 31, 2006	104,840	$3.08
Granted	121,500	$3.58
Vested	(32,163)	$3.08
Forfeited	(16,479)	$3.22
Non-vested at December 31, 2007	177,698	$3.41

At December 31, 2007, there was $493 of unrecognized compensation expense related to restricted stock options that is expected to be recognized over a weighted-average period of 1.14 years.

12.  Net Income (Loss) Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock. Diluted net income per share is based upon the weighted average common shares outstanding for the period plus dilutive potential common shares, including unvested restricted stock and stock options using the treasury stock method.

The following table sets forth the computation of basic and diluted net income per share:

	2007	2006	2005
Net income (loss) applicable to common stockholders	$(379)	$582	$(16,121)

Shares used to compute basic net income per share	40,288,436	36,039,650	29,716,114
Stock options	--	1,037,627	--
Unvested restricted stock	--	146	--
Dilutive warrants	--	537,087	--

Shares used to compute diluted net income per share	40,288,436	37,614,510	29,716,114

Basic net income per share	$(0.01)	$0.02	$(0.54)

Diluted net income per share	$(0.01)	$0.02	$(0.54)

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

The following shares issuable upon exercise of options, warrants, and convertible securities were excluded from the diluted loss per share computation because their effect would be anti-dilutive:

	2007	2006	2005
Series A Convertible Preferred Stock	2,171,260	5,591,010	8,530,390
Warrants	1,587,755	1,316,638	3,069,514
Stock options	4,552,625	1,593,092	3,841,652
Restricted shares	177,698	104,840	--
Anti-dilutive shares	8,489,338	8,605,580	15,441,556

13.  Commitments and Contingencies

Employment Agreements

We have employment agreements with executive officers and certain employees.  Initial terms of these agreements are one to three years with annual salaries ranging from $145 to $386.

Litigation

We are involved in legal disputes on a variety of matters in the ordinary course of business.  After reasonable diligence, we expect these matters will be resolved without a material adverse effect on our consolidated financial position or results of operations.  Further, after reasonable diligence, we believe that our estimated losses from such matters have been adequately reserved in other current and other long term liabilities to the extent probable and reasonably estimable.  Nonetheless, it is possible that our future results of operations for any particular quarterly or annual period may be materially affected by changes in such matters See Note 14, Professional Liability and Related Reserves, for further details.

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

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Significant Customers

As of December 31, 2007 and 2006, one customer represented 33% and 24%, respectively, of our accounts receivable as reflected on the consolidated balance sheet.

During 2007, one customer accounted for 13% of our revenue as reflected on the consolidated statements of operations.  For the years ended December 31, 2007, 2006, and 2005, another customer accounted for 12%, 11%, and 13%, respectively, of our revenue.

Risk-Sharing Contracts

From time to time we enter into risk-sharing contracts where we are required to refund our clients a percentage of our fees if we do not achieve certain agreed upon milestones.  At risk revenue is classified as deferred revenue in other current liabilities on the consolidated balance sheet and is not included in revenue on the consolidated statements of operations.  At risk fees as of December 31, 2007 and 2006 were immaterial.

Operating Leases

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

On August 9, 2007, CHD Meridian, LLC executed an Office Facility Lease with First Industrial Development Services, Inc.  Under the terms of this Office Facility Lease:

•
First Industrial paid Burton Hills IV Investments on our behalf the early termination payment of $964 required under the Amended and Restated Second Amendment and we will repay the amount over the life of the lease.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

•	First Industrial will build for us an office building in Franklin, Tennessee of approximately 50,000 square feet, which we expect to occupy on or about July 1, 2008.

•	The total value of contractual lease payments related to this facility is approximately $9,409.

•	The facility lease is for a term of 11 years.

We account for lease expenses in accordance with FASB Technical Bulletin 88-1, Issues Relating to Accounting for Leases, which stipulates that rent expense for operating leases with rent-free periods or scheduled increases must be accounted for on a straight-line basis over the lease term.

In connection with the termination of the Burton Hills IV Investments lease, $184 of deferred rent related to our lease with Burton Hills IV Investments was offset against the termination payment of $964 resulting in a net lease termination charge of $780.

At December 31, 2007, other long term liabilities on our condensed consolidated balance sheet included deferred rent of $964 related to our new lease agreement.  Our scheduled lease payments to First Industrial include the repayment of deferred rent.

Future minimum cash lease commitments under all non-cancelable leases in effect at December 31, 2007 were as follows:

	Cash Lease Commitments	Client Reimbursements	Total
2008	$2,284	$(1,226)	$1,058
2009	2,139	(958)	1,181
2010	1,710	(805)	905
2011	1,121	(283)	838
2012	1,074	(219)	855
Thereafter	6,807	(982)	5,825
Total	$15,135	$(4,473)	$10,662

From time to time, we enter into operating leases for offices and equipment leases on behalf of our clients in order to facilitate the delivery of our services at client locations.  In such cases, our clients agree to reimburse us for the expenses incurred related to these operating leases.  Rental expense for operating leases was $3,167, $3,225, and $2,977 for 2007, 2006, and 2005, respectively.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

14.  Professional Liability and Related Reserves

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

During 2006, we recovered $683 from commercial insurance carriers who provided medical malpractice and general liability insurance subsequent to the formation of GHIC.  These recoveries are included as reductions to operating expenses in 2006. We maintain professional liability reserves as follows:

Total
Reserve at December 31, 2005	$5,268
Payments	(598)
Charged to operating expenses	1,089
Reserve at December 31, 2006	5,759
Payments	(942)
Charged to operating expenses	1,049
Reserve at December 31, 2007	$5,866

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Reported Claims

Our reported claims reserve includes our estimated exposure for claims pre-dating GHIC and claims that have been reported under GHIC’s policies.  This reserve is included in other current liabilities on our consolidated balance sheet.  These reserves are estimated using individual case-basis valuations, statistical analyses, and independent third-parties valuations.  These reserves represent our best estimate of the ultimate net cost of satisfying all obligations associated with the claims.  These estimates are reviewed and adjusted as experience develops or new information becomes known.  We also record loss and loss adjustment expenses, which include changes in exposure estimates, related to reported claims on a monthly basis.  Any changes in estimates are reflected in operating expenses.  At December 31, 2007 and 2006, reported claims included in other current liabilities on our consolidated balance sheet were $1,496 and $1,745, respectively.

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

At December 31, 2007 and 2006, unreported claims reserves were $4,370 and $4,014, respectively.  Of these amounts, unreported claims exposures not transferred to GHIC of $1,638 were included in other long-term liabilities on our consolidated balance sheets.  The remaining amounts are classified as other current liabilities.

15.  Profit Sharing and 401(k) Plans

We sponsor a retirement savings plan for employees meeting certain age and service requirements. Participants may choose from various investment options.  Participants can contribute up to 100% of their eligible compensation annually as defined by the plan document, subject to Internal Revenue Service limitations.  We currently match up to 50% of the first 2% of participating employees’ pre-tax earnings and 25% of the employees’ contributions from 3% to 6% of the employee’s pre-tax earnings.  Our matching contribution is subject to annual approval.  The total matching contributions, net of forfeitures, were $1,307, $663, and $613 in 2007, 2006, and 2005, respectively.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

16.  Subsequent Event

On March 14, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Walgreen Co., an Illinois corporation (the “Walgreens”) and Putter Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Walgreens (“Acquisition Sub”).  Under the terms of the Merger Agreement Acquisition Sub will commence cash tender offers (the “Offers”) to acquire all of the outstanding shares of our common stock and our Series A Convertible Preferred Stock (collectively, “I-trax Shares”) at a price per share equal to $5.40, in the case of our common stock, and $54.00 plus an amount in respect of the conversion value of accrued and unpaid dividends in the case of shares of our Series A Convertible Preferred Stock.  Following the consummation of the Offers, Acquisition Sub will merge with and into I-trax (the “Merger”), and all I-trax Shares not acquired in the Offers will be converted into the right to receive the applicable per share consideration.

The Merger Agreement includes customary representations, warranties and covenants by the parties.  Our Board of Directors  approved the Merger Agreement and the transactions contemplated thereby, including the Offers and the Merger.

Consummation of the Offers is subject to certain conditions, including acceptance of the Offers by holders of a majority of I-trax Shares outstanding, regulatory approvals, and other customary conditions.

I-TRAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Item 9.                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007, which is the end of the period covered by this Annual Report on Form 10-K.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

Management’s annual report on our internal controls over financial reporting and the related report of our independent registered public accounting firm are included in Item 8, Financial Statements and Supplementary Data.  There were no changes that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.                Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2007.

Item 11.	Executive Compensation

The information required under this Item is incorporated herein by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item is incorporated herein by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this Item is incorporated herein by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2007.

Item 14.	Principal Accounting Fees and Services

The information required under this Item is incorporated herein by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2007.

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
Appendix A to I-trax, Inc.’s Proxy Statement dated, and filed on, February 6, 2004.

2.3	Member Interest Purchase Agreement, dated November 27, 2007, by and among I-trax, Inc., Pro Fitness Health Solutions, LLC and Minute Men, Incorporated.	Exhibit 2.1 to I-trax, Inc.’s Current Report on Form 8-K, filed on November 28, 2007.

3.1	Certificate of Incorporation of I-trax, Inc. filed on September 15, 2000.	Exhibit 3.1 to I-trax, Inc.’s Registration Statement on Form S-4, Registration No. 333-48862, filed on October 27, 2000.

3.2	Certificate of Amendment to Certificate of Incorporation of I-trax, Inc. filed on June 4, 2001.	Exhibit 3.2 to I-trax, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, filed on April 4, 2002.

3.3	Certificate of Amendment to Certificate of Incorporation of I-trax, Inc. filed on January 2, 2003.	Exhibit 3.3 to I-trax, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, filed on April 15, 2003.

3.4	Amended and Restated Bylaws of I-trax, Inc.	Exhibit 3.4 to I-trax, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, filed on March 30, 2005.

4.1	Form of Common Stock certificate of I-trax, Inc.’s Common Stock.	Exhibit 4.1 to I-trax, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, filed on April 4, 2002.

4.2	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of I-trax, Inc. filed on March 19, 2004.	Exhibit 4.2 to I-trax, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, filed on April 8, 2004.

4.3	Form of warrant certificate of I-trax, Inc. issued to private placement participants in private placement closed on October 31, 2003.	Exhibit 4.1 to I-trax, Inc.’s Registration Statement on Form S-3, Registration No. 333-110891, filed on December 3, 2003.

4.4	Financial Advisor’s Warrant Agreement between Westminster Securities Corporation and I-trax, Inc. dated as of May 23, 2003, with a form of warrant attached.	Exhibit 4.2 to I-trax, Inc.’s Registration Statement on Form S-3, Registration No. 333-110891, filed on December 3, 2003.

4.5	Financial Advisor’s Warrant Agreement between Westminster Securities Corporation and I-trax, Inc. dated as of October 31, 2003, with a form of warrant attached.	Exhibit 4.3 to I-trax, Inc.’s Registration Statement on Form S-3, Registration No. 333-110891, filed on December 3, 2003.

4.6	Financial Advisor’s Warrant Agreement between Westminster Securities Corporation and I-trax, Inc. dated as of December 11, 2003, with a form of warrant attached.	Exhibit 4.4 to I-trax, Inc.’s Registration Statement on Form S-3, Amendment No. 1, Registration No. 333-110891, filed on February 2, 2004.

4.7	Form of warrant certificate of I-trax, Inc. issued as of March 19, 2004 to placement agents of Series A Convertible Preferred Stock.	Exhibit 4.7 to I-trax, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, filed on April 8, 2004.

4.8	Form of Common Stock Warrant Certificate of I-trax, Inc. issued effective November 1, 2004 to Bank of America, N.A.	Exhibit 10.1 to I-trax, Inc.’s Current Report on Form 8-K, filed on October 29, 2004.

4.9	Form of 2000 and 2001 Plan Stock Option Agreement – Employee.	Exhibit 4.3 to I-trax, Inc.’s Registration Statement on Form S-8, Registration No. 333-125685, filed on June 10, 2005.

4.10	Form of 2000 and 2001 Plan Stock Option Agreement – Director.	Exhibit 4.4 to I-trax, Inc.’s Registration Statement on Form S-8, Registration No. 333-125685, filed on June 10, 2005.

4.11	Form of Nonqualified Stock Option Agreement with schedule of option holders subject to such Nonqualified Stock Option Agreement.	Exhibit 4.8 to I-trax, Inc.’s Registration Statement on Form S-8, Registration No. 333-125685, filed on June 10, 2005.

10.1	Lease Agreement dated January 2002, between Burton Hills IV Partnership and Meridian Occupational Healthcare Associates, Inc., d/b/a CHD Meridian Healthcare.	Exhibit 10.1 to I-trax, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended March 30, 2004, filed on May 14, 2004.

10.2	First Amendment to Lease Agreement dated May 17, 2005 between Burton Hills IV Partners and CHD Meridian Healthcare, LLC.	Exhibit 10.4 to I-trax, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 15, 2005.

10.3	Second Amendment to Lease Agreement dated June 22, 2007 between Burton Hills IV Investments, Inc. and CHD Meridian Healthcare, LLC.	Exhibit 99.1 to I-trax, Inc.’s Current Report on Form 8-K, filed June 28, 2007.

10.4	Lease Agreement made as on August 12, 2004, by and between Henderson Birmingham Associates and I-trax Health Management Solutions, Inc.	Exhibit 10.1 to I-trax, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, filed on November 15, 2004.

10.5	Guarantee and Suretyship Agreement made as on August 12, 2004, by I-trax, Inc. for the benefit of Henderson Birmingham Associates.	Exhibit 10.2 to I-trax, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, filed on November 15, 2004.

10.6	Amended and Restated Office Facility Lease as of August 9, 2007, by and between First Industrial Investment, Inc. and CHD Meridian Healthcare, LLC.	Exhibit 10.2 to I-trax, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 9, 2007.

10.7	Guaranty of Lease as of August 9, 2007 by I-trax, Inc. to First Industrial Investment, Inc.	Exhibit 10.3 to I-trax, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 9, 2007.

10.8	I-trax, Inc. 2000 Equity Compensation Plan.	Exhibit 10.16 to I-Trax.com, Inc.’s Registration Statement on Form 10-SB, filed on April 10, 2000.

10.9	I-trax, Inc. Amended and Restated 2001 Equity Compensation Plan.	Exhibit I to I-trax, Inc.’s 2005 Proxy Statement, filed on April 15, 2005.

10.10	Amended and Restated Employment Agreement effective as of December 17, 2007, between I-trax, Inc. and Frank A. Martin.	Exhibit 10.2 to I-trax, Inc.’s Current Report on Form 8-K, filed on December 20, 2007.

10.11	Amended and Restated Employment Agreement effective as of May 14, 2007, between I-trax, Inc. and David R. Bock.	Exhibit 10.1 to I-trax, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 9, 2007.

10.12	Employment Agreement dated November 17, 2004, between I-trax, Inc. and Yuri Rozenfeld.	Exhibit 10.2 to I-trax, Inc.’s Current Report on Form 8-K, filed on November 22, 2004.

10.13	Amendment to Employment Agreement effective as of July 5, 2005, between and I-trax, Inc. and Yuri Rozenfeld.	Exhibit 10.3 to I-trax, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 15, 2005.

10.14	Amended and Restated Employment Agreement dated December 17, 2007, between I-trax, Inc. and R. Dixon Thayer.	Exhibit 10.3 to I-trax, Inc.’s Current Report on Form 8-K, filed on December 20, 2007.

10.15	Employment Agreement entered into on April 15, 2005, between I-trax, Inc. and Raymond J. Fabius.	Exhibit 10.1 to I-trax, Inc.’s Quarterly Report on Form 10-Q, filed on May 16, 2005.

10.16	Employment Agreement entered into on September 1, 2007 between I-trax, Inc. and Bradley S. Wear.	Exhibit 10.1 to I-trax, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 9, 2007.

10.17	Amended and Restated Employment Agreement dated March 3, 2008 between I-trax, Inc. and Peter Hotz.	Exhibit 10.1 to I-trax, Inc.’s Current Report on Form 8-K, filed March 4, 2008.

10.18	Credit Agreement dated as of March 19, 2004, by and among I-trax, Inc., all subsidiaries of I-trax, Inc. that are parties to the Credit Agreement, and Bank of America, N.A.	Exhibit 10.11 to I-trax, Inc.’s Annual Report on Report Form 10-KSB for the year ended December 31, 2003, filed on April 8, 2004.

10.19	First Amendment to Credit Agreement dated as of June 1, 2004, by and among I-trax, Inc., all subsidiaries of I-trax, Inc. that are parties to the Credit Agreement, and Bank of America, N.A.	Exhibit 10.1 to I-trax, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, filed on August 18, 2004.

10.20	Second Amendment to Credit Agreement dated as of July 1, 2004, by and among I-trax, Inc., all subsidiaries of I-trax, Inc. that are parties to the Credit Agreement, and Bank of America, N.A.	Exhibit 10.2 to I-trax, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, filed on August 18, 2004.

10.21	Third Amendment to Credit Agreement dated as of August 12, 2004, by and among I-trax, Inc., all subsidiaries of I-trax that are parties to the Credit Agreement, and Bank of America, N.A.	Exhibit 10.3 to I-trax, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, filed on August 18, 2004.

10.22	Fourth Amendment to Credit Agreement, dated October 27, 2004, by and among I-trax, Inc., all subsidiaries of I-trax, Inc. that are parties to the Credit Agreement and Bank of America, N.A.	Exhibit 10.1 to I-trax, Inc.’s Current Report on Form 8-K, filed on October 29, 2004.

10.23	Fifth Amendment to Credit Agreement, effective March 31, 2005 by and among I-trax, Inc., all subsidiaries of I-trax, Inc. that are parties to the Credit Agreement and Bank of America, N.A.	Exhibit 10.2 to I-trax, Inc.’s Quarterly Report on Form 10-Q, filed on May 16, 2005.

10.24
Sixth Amendment to Credit Agreement and Limited Waiver dated June 29, 2005 by and among I-trax, Inc., all subsidiaries of I-trax, Inc. that are parties to the Credit Agreement and Bank of America, N.A.
Exhibit 10.1 to I-trax, Inc.’s Current Report on Form 8-K, filed on August 3, 2005.

10.25	Seventh Amendment to Credit Agreement, effective as of March 31, 2006 (executed on May 4, 2006), by and among I-trax, Inc., certain subsidiaries of I-trax, Inc., and Bank of America, N.A.	Exhibit 10.1 to I-trax, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on May 15, 2006.

10.26	Letter dated December 21, 2006, from Bank of America, N.A.	Exhibit 10.21 to I-trax, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 16, 2007.

10.27	Letter dated March 30, 2007, from Bank of America, N.A.	Exhibit 10.1 to I-trax, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 10, 2007.

10.28	Eighth Amendment to Credit Agreement dated June 29, 2007 by and among I-trax, Inc., all subsidiaries of I-trax, Inc. that are parties to the Credit Agreement and Bank of America, N.A.	Exhibit 10.1 to I-trax, Inc.’s Current Report on Form 8-K, filed on July 6, 2007.

10.29	Ninth Amendment to Credit Agreement dated December 14, 2007 by and among I-trax, Inc., all subsidiaries of I-trax, Inc. that are parties to the Credit Agreement and Bank of America, N.A.	Exhibit 10.1 to I-trax, Inc.’s Current Report on Form 8-K, filed on December 20, 2007.

10.30	Non-Employee Directors Compensation Policy.	Exhibit 10.1 to I-trax, Inc.’s Current Report on Form 8-K, filed on May 23, 2005.

21	Subsidiaries of I-trax, Inc.

23.1	Consent of Goldstein Golub Kessler LLP.

23.2	Consent of McGladery & Pullen, LLP.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 17, 2008.

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

Signature	Title	Date

/s/ Haywood D. Cochrane, Jr. Haywood D. Cochrane, Jr.	Vice-Chairman and Director	March 17, 2008

/s/ Dr. Raymond J. Fabius Dr. Raymond J. Fabius	Director	March 17, 2008

/s/ Philip D. Green Philip D. Green	Director	March 17, 2008

/s/ Gail F. Lieberman Gail F. Lieberman	Director	March 17, 2008

/s/ Frank A. Martin Frank A. Martin	Chairman and Director	March 17, 2008

/s/ Gerald D. Mintz Gerald D. Mintz	Director	March 17, 2008

/s/ Dr. David Nash Dr. David Nash	Director	March 17, 2008

/s/ Jack A. Smith Jack A. Smith	Director	March 17, 2008

/s/ R. Dixon Thayer R. Dixon Thayer	Chief Executive Officer and Director	March 17, 2008