Form 10-K/A
period 2007-12-31
I TRAX INC
filed 2008-04-29
CIK 1110189

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Securities Exchange Act). [   ] Yes  [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of the registrant as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $164,098,567.  The number of outstanding shares of the registrant’s common stock as of April 24, 2008, was 42,137,068.  Documents Incorporated by Reference:  None.

PART III

EXPLANATORY NOTE

I-trax, Inc. (“I-trax” or the “Company”) hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2008, to include the information required to be disclosed by Part III of Form 10-K.  The Company previously indicated that such information would be provided in its proxy statement; however, as announced on March 17, 2008, I-trax entered into an Agreement and Plan of Merger, dated as of March 14, 2008, to merge with a subsidiary of Walgreen Co.  If the acquisition is consummated, I-trax does not anticipate holding an annual meeting of its stockholders in 2008.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers of the Registrant

The following includes information about the executive officers and members of the Board of Directors (the “Board”) of the Company.  The Board consists of nine directors, each of whom serves for a term of one year and until his or her successor is elected and qualified.  The number of shares of common stock owned by each director, and by all directors and executive officers as a group, is included under Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  I trax’s executive officers and their ages as of April 24, 2008 are as follows:

Name	Age	Position

Haywood D. Cochrane, Jr.	59	Vice-Chairman and Director
Raymond J. Fabius, M.D.	54	President, Chief Medical Officer and Director
Philip D. Green	57	Director
Gail F. Lieberman	64	Director
Frank A. Martin	57	Chairman and Director
Gerald D. Mintz	55	Director
David Nash, M.D.	52	Director
Jack A. Smith	72	Director
R. Dixon Thayer	56	Chief Executive Officer and Director
Peter Hotz	47	Executive Vice President and Chief Operating Officer
Bradley S. Wear	50	Senior Vice President and Chief Financial Officer
Yuri Rozenfeld	39	Senior Vice President, General Counsel and Secretary

Haywood D. Cochrane, Jr., has been a director and Vice Chairman of I−trax since March 2004.  Mr. Cochrane joined I−trax as a director and Vice Chairman when I−trax acquired Meridian Occupational Healthcare Associates, Inc., which did business as CHD Meridian Healthcare, on March 19, 2004.  Mr. Cochrane was the Chief Executive Officer and a director of CHD Meridian Healthcare from February 1997 until it was acquired by I−trax. From June 1989 until joining CHD Meridian Healthcare, Mr. Cochrane served in various executive capacities at Laboratory Corporation of America, National Health Laboratories, Inc. and Allied Clinical Laboratories, Inc.

Raymond J. Fabius, M.D., C.P.E., FACPE has been a director since May 2006 and the President and Chief Medical Officer of I−trax since May 2005.  Previously, Dr. Fabius served as global medical leader at General Electric Co., where he oversaw an ambulatory network of over 200 on−site clinics in 29 countries and Puerto Rico.  From 2000 to 2002, Dr. Fabius served as senior medical director for Aetna e.Health Activities, providing clinical leadership for Aetna’s website, InteliHealth, and the company’s data warehouse subsidiary, US Quality Algorithms.  Prior to 2000, Dr. Fabius served Aetna US Healthcare as corporate medical director for national accounts and corporate medical director for utilization management, disease management, and quality improvement.

Philip D. Green has been a director of I−trax since February 2001.  Mr. Green is the President, Strategic Business Initiatives, at the University of Pittsburgh Medical Center.  From June 2004 to June 30, 2006, Mr. Green served as a partner in the Health Practice at Gardner Carton & Douglas LLP, a leading health law practice firm. Mr. Green was the founding principal of the Washington, D.C. law firm of Green, Stewart, Farber & Anderson, P.C., founded in 1989, until it merged with Akin, Gump, Strauss, Hauer & Feld, LLP in July 2000.  While in private practice, Mr. Green represented major teaching hospitals, integrated healthcare delivery systems and a number of public and private for−profit healthcare companies in the areas of healthcare law and corporate planning and transactions.  Mr. Green is a director of Allscripts Healthcare Solutions, Inc.

Gail F. Lieberman has been a director of I−trax since August 2004.  Ms. Lieberman is managing partner of Rudder Capital LLC, a mergers and acquisitions advisory and consulting firm serving middle market companies in the services sector.  She oversees buy−side, sell−side, consulting and recruiting assignments for business information and services, financial, media and consumer companies.  From 1996 to 1999, Ms. Lieberman served as chief financial officer of the Financial and Professional Publishing Group, a division of The Thomson Corporation, a public information services company.  From 1994 to 1996, Ms. Lieberman was vice president, managing director and chief financial officer of Moody Investor’s Services, Inc.  In addition, Ms. Lieberman spent 11 years with Scali, McCabe, Sloves, Inc., a global advertising agency, serving as executive vice president and chief financial officer.  Ms. Lieberman was a director of Breeze−Eastern Corp. (f/k/a Transtechnology, Inc.) until September 2007 where she continues to advise the Board.

Frank A. Martin has been a director and Chairman of I−trax since September 2000. Mr. Martin also served as the Chief Executive Officer of I−trax from September 2000 until February 2005. In addition to serving as I−trax’s Chairman, Mr. Martin is actively engaged in I−trax’s strategic business development, stockholder relations and key client relationships. Mr. Martin founded, and has been a managing director of, The Nantucket Group, LLC, a healthcare venture capital firm specializing in investing in early stage healthcare service and technology companies since December 1998. Mr. Martin served as the Chief Executive Officer and director of EduNeering, Inc., an electronic knowledge management company, from April 1999 to April 2000. In November 1992, Mr. Martin founded Physician Dispensing Systems, Inc., or PDS, a healthcare information technology company that developed pharmaceutical software for physicians’ offices. Mr. Martin sold PDS to Allscripts Healthcare Solutions, Inc. in December 1996 and then joined its board of directors on which he served until 1998.

Gerald D. Mintz has been a director of I−trax since May 2005.  Mr. Mintz is the Chief Executive Officer of PerTrac Financial Solutions, LLC (formerly known as Strategic Financial Solutions, LLC), providing software and information solutions for investment professionals in the asset management industry.  Prior to joining PerTrac in September 2005, Mr. Mintz served as President, Executive Programs, for Gartner, Inc., a global leader in IT research and advisory services. From 2002 to 2004, Mr. Mintz served as Executive Vice President and Global Head of Enterprise Solutions for Reuters, a global provider of news and information for the financial services sector.  From 1999 to 2002, Mr. Mintz was Chairman and Chief Executive Officer of FAME Information Services, a software and information solutions provider to the financial and energy markets and, prior to that, Mr. Mintz managed several businesses within Thomson Financial, a division of the Thomson Corporation.

David B. Nash, M.D., M.B.A., FACP, has been a director of I−trax since February 2003.  He is The Dr. Raymond C. and Doris N. Grandon Professor and Chairman of the Department of Health Policy at Jefferson Medical College of Thomas Jefferson University in Philadelphia.  Jefferson is one of a handful of medical schools in the nation with an endowed professorship in health policy.  From 1996 to 2003, Dr. Nash served as the first Associate Dean for Health Policy at Jefferson Medical College.  Repeatedly named by Modern Healthcare to the top 100 most powerful persons in healthcare list, his national activities include appointment to the Joint Commission on Accreditation of Healthcare Organizations (JCAHO) Advisory Committee on Performance Measurement, the CIGNA Physician Advisory Committee, membership on the Board of Directors of the Disease Management Association of America (DMAA), and Chair of an NQF Technical Advisory Panel — four key national groups focusing on quality measurement and improvement.  Dr. Nash is a director of InforMedix, Inc.

Jack A. Smith has been a director since January 2006.  Mr. Smith is President of SMAT, Incorporated, a consulting company specializing in consumer services.  He has broad experience as an owner and senior executive in the retail industry.  Mr. Smith founded The Sports Authority, Inc., a national sporting goods chain, in 1987 where he served as Chief Executive Officer until September 1998 and as Chairman until April 1999.  From 1982 until 1987, Mr. Smith served as Chief Operating Officer of Herman’s Sporting Goods.  Prior to Herman’s, Mr. Smith served in executive management positions with other major retailers including Sears & Roebuck, Montgomery Ward, Jefferson Stores, and Diana Shops.  Mr. Smith is a director of Darden Restaurants, Inc. and Carrols Restaurant Group, Inc.

R. Dixon Thayer has been a director of I−trax since April 2003 and Chief Executive Officer since February 2005. Mr. Thayer is the founder of ab3 Resources, Inc., a strategic consulting and business development company.  Prior to joining I-trax as Chief Executive Officer, Mr. Thayer served as President, Chief Executive Officer and director of GreenLeaf Auto Recyclers, LLC, a company ab3 Resources, Inc. acquired from Ford Motor Company with Cardinal Investment Partners.  From 1999 to 2002, Mr. Thayer served as Executive Director and CEO of Global New Business Operations for Ford Motor Company.  In this capacity, Mr. Thayer led corporate initiatives to develop, acquire and grow “next generation” aftermarket service businesses to help transform Ford into a global relationship-based consumer products company.  From 1998 to 1999, Mr. Thayer served as President of Provant Consulting Companies, where he helped lead the merger and integration of several independent consultancies and training companies into one of the largest publicly traded companies of its type.  From 1996 to 1998, Mr. Thayer served as President of Sunbeam’s International Division and was an original member of the turnaround team that restructured the company.  From 1995 to 1996, Mr. Thayer was a Senior Vice President of AFH Research, Development, Engineering & Global Growth for Kimberly Clark Corporation and was a key architect of the merger and integration of Scott Paper and Kimberly Clark.  From 1992 to 1995, Mr. Thayer was Vice President and CEO AFH Europe at Scott Paper Company where he also served as Chief Operating Officer of the European division.

Peter M. Hotz has been the Executive Vice President and Chief Operating Officer since March 3, 2008. From July 2006 until March 2008, Mr. Hotz has served as Senior Vice President — Marketing & Account Development for I−trax. From June 1997 to July 2006, Mr. Hotz served as the President and Chief Executive Officer of Continuum Health Management Solutions, a provider of employee health management services.

Bradley S. Wear has been the Senior Vice President and Chief Financial Officer since September 2007.  From 2003 until April 2007, Mr. Wear served as the Chief Financial Officer of Qualifacts Systems, Inc., a provider of software solutions for the behavioral health and human services market.  From 1996 until 2003, Mr. Wear served as the Chief Financial Officer of digiChart, Inc., a medical records technology company.

Yuri Rozenfeld has been the General Counsel of I−trax since July 2000, Secretary of I−trax since March 2002 and Senior Vice President since May 2006. From April 1997 to July 2000, Mr. Rozenfeld was an associate in the Business and Finance Group at Ballard Spahr Andrews & Ingersoll, LLP, where he represented small− and mid−cap public companies and venture capital funds in a broad range of corporate matters, including stock and asset acquisitions, mergers, venture capital investments, venture fund formations, partnership and limited liability company matters and securities law matters.  From 1995 to April 1997, Mr. Rozenfeld was an associate specializing in product liability litigation with Riker, Danzig, Scherer, Hyland & Perretti LLP.

There are no family relationships among directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

I trax’s board members, executive officers and persons who hold more than 10% of I trax’s outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act, which require them to file reports with respect to their common stock ownership and their transactions in common stock.  Based upon the copies of Section 16(a) reports that I trax received from such persons for their 2007 fiscal year transactions in I-trax common stock and their common stock holdings and the written representations received from one or more of these persons that no annual Form 5 reports were required to be filed by them for the 2007 fiscal year, I-trax believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by I trax’s executive officers, board members and greater than 10% stockholders.

Code of Conduct

I−trax has a Code of Conduct that is applicable to all employees of I−trax, including I−trax’s principal executive officer, the principal financial officer and the principal accounting officer. The Code of Conduct is designed to deter wrongdoing and promote ethical conduct, full and accurate reporting in I−trax’s SEC filings, compliance with applicable law, as well as other matters. A copy of the Code of Conduct is available on I−trax’s website at www.i−trax.com.

Nomination Proceedings

I−trax has not implemented any changes in the procedures for stockholder nominations of directors. Such procedures were described in the Company’s proxy statement issued in connection with its 2007 Annual Meeting of Stockholders.

Audit Committee

The audit committee is primarily responsible for appointing, overseeing the qualifications, performance and independence of, and pre−approving the services performed by I−trax’s independent auditors as well as overseeing the integrity of I−trax’s financial statements and reviewing and evaluating I−trax’s accounting principles and reporting practices. The audit committee is also responsible for monitoring I−trax’s system of internal accounting controls. The audit committee is governed by a charter, a copy of which is posted on I−trax’s website at www.i−trax.com and is available in print to any stockholder on request.

The audit committee consists of three members — Ms. Lieberman, chairperson, and Messrs. Mintz and Smith. The board has determined that Ms. Lieberman and each of Messrs. Mintz and Smith are audit committee financial experts who meet the Securities and Exchange Commission’s criteria for financial experts and each is financially sophisticated for the purposes of the AMEX listing standards. The board has also determined that each of Ms. Lieberman and Messrs. Mintz and Smith is independent, as defined in Section 121(A), as in effect on April 24, 2008, of AMEX listing standards and Rule 10A 3 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Committee.  I-trax’s compensation committee consists of Philip D. Green and Gail F. Lieberman.  The committee determines executive officers’ salaries, bonuses and other compensation, and administers I-trax’s 2000 Equity Compensation Plan and Amended and Restated 2001 Equity Compensation Plan.

Compensation Policy.  The overall compensation program for the named executive officers has been designed and is administered to ensure that employee compensation promotes superior job performance and the achievement of business goals and objectives, while taking into consideration the competitiveness of executive pay to a comparable peer group.

The main policy objective of compensation for I-trax’s executive officers is to increase stockholder value over the long term. The compensation committee believes that this can best be accomplished by an executive compensation program that incorporates three key elements:

•	Base salaries sufficient to attract, retain and motivate key executives and provide competitive compensation opportunities.

•	Annual bonus and incentive programs that provide opportunity for significant increases in compensation based on meeting or exceeding pre-determined performance targets.

•	Substantial long-term compensation to reward increases in the stockholder value of I-trax.

In the judgment of the compensation committee, I-trax performed well in 2007, confirming that the compensation program is supporting I-trax’s growth objectives.

Compensation Study.  In July 2006, I-trax engaged Mercer Human Resource Consulting to evaluate the compensation practices of I-trax’s peer group.  The peer group consists of 14 companies in the healthcare services/facilities sector with one year revenue growth of ten percent or more.  The results of the compensation study were presented to I-trax’s board in August 2006.  The results of the compensation study were referenced by the compensation committee in establishing 2007 and 2008 base salaries and target bonuses for 2006 and 2007.

Base Salary.  Base salaries for 2007 were established for Frank A. Martin, Chairman, R. Dixon Thayer, Chief Executive Officer, David R. Bock, then Chief Financial Officer, and Yuri Rozenfeld, General Counsel, at approximately the midpoint of the peer group in the compensation study for their respective positions, adjusted based on internal equity considerations.  The base salaries of Dr. Raymond J. Fabius, President, and Bradley S. Wear, who joined I-trax as Chief Financial Officer on September 1, 2007, were established under the terms of their respective employment agreements.  In addition, in April 2007, I-trax adopted an Executive Paid-Time-Off Policy (the “Policy”).  Under the Policy, the named executive officers agreed to convert their right to all accrued paid-time-off into a one time permanent pay adjustment of fifty percent of the applicable named executive officer’s accrued paid-time-off value.  This resulted in further increases in base salaries of approximately $11,000 to $11,500 for Messrs. Thayer and Martin and Dr. Fabius, $9,600 for Mr. Bock, and $8,600 for Mr. Rozenfeld.

For 2008, the compensation committee determined the base salary for Messrs. Martin and Thayer and the base salary of other named executive officers was set based on the recommendations to the compensation committee by Messrs. Martin and Thayer.  On average, 2008 base salaries increased by approximately three percent over 2007 levels.

Annual Bonus.  Named executive officers and certain other key personnel of I-trax are eligible for bonuses after the end of each fiscal year.  The compensation committee determines bonuses for Messrs. Martin and Thayer.  Bonuses for these officers are linked to target earnings before interest, taxes, depreciation, and amortization, or EBITDA, and such executive’s individual goals.  Bonuses for other named executive officers, excluding Dr. Fabius, are recommended by Messrs. Martin and Thayer and are also linked to I-trax’s EBITDA and such executive’s individual goals.

Each of the named executive officers received a bonus for 2007 because I-trax achieved its target EBITDA and the applicable named executive officer achieved his goals.  With the exception of the bonus awarded to Dr. Fabius, which was fixed, as set in Dr. Fabius’s employment agreement, all bonuses were discretionary.  Messrs. Thayer’s, Wear’s and Rozenfeld’s bonuses equaled approximately 50, 40 and 30 percent of base salary received in 2007, respectively, with Mr. Wear’s bonus prorated to his start date of September 1, 2007.  Dr. Fabius’s bonus was $125,000 and Mr. Martin’s bonus was $108,175.

Stock Options.  Under I-trax’s equity compensation plans, stock options may be granted to I-trax’s executive officers.  Executives generally receive stock incentives through initial grants at the time of hire and periodic additional grants.  The compensation committee determines the number of stock options to be granted based on an executive officer’s job responsibilities and individual performance evaluation.  This approach is designed to encourage the creation of long-term stockholder value, to align the interests of stockholders and management, and to maximize stockholder returns over the long term.

Each named executive officer was considered for a stock option grant in August 2007, but upon discussions with the compensation committee, Messrs. Martin, Thayer and Bock and Dr. Fabius volunteered to forgo the stock option grants to which they were entitled.  Mr. Rozenfeld received a stock option grant equal to 30 percent of his base salary.  Mr. Rozenfeld’s stock option grant was established at the approximate midpoint of the compensation study.  Mr. Wear received a stock option grant to acquire 125,000 shares of Common Shares under the terms of his employment agreement.

The board of directors selected August as an appropriate point in the annual compensation cycle to consider and act on stock option grants.  The board felt that August allowed the company to tie the grants to mid-year assessments, which emphasizes that the awards are to motivate future performance rather than to reward past performance.  The number of shares covered by the stock option grant for each named executive officer who did not volunteer to forego an option grant was determined with reference to the applicable officer’s base salary.

Deductibility of Compensation.  Under Internal Revenue Code Section 162(m), a company generally may not deduct compensation in excess of $1,000,000 paid to the Chief Executive Officer and the other four most highly compensated officers.  Certain “performance based compensation” is not included in compensation for purposes of the limit.  The current structure of I-trax’s executive compensation does not give rise to Section 162(m) concerns.  The compensation committee will continue to assess the impact of Section 162(m) on its compensation practices.

COMPENSATION COMMITTEE REPORT

The compensation committee has reviewed the Compensation Discussion and Analysis and discussed that analysis with management. Based on its review and discussions with management, the committee recommended to the board of directors that the Compensation Discussion and Analysis be included herein. This report is provided by the following independent directors, who comprise the committee:

Members of the Compensation Committee:
Philip D. Green, Chairman
Gail F. Lieberman

Summary Compensation Table

The following table sets forth the compensation earned by the following individuals: any person serving as I-trax’s Chief Executive Officer or Chief Financial Officer during 2007 and the three other most highly compensated executive officers of I-trax who were serving as such as of December 31, 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
R. Dixon Thayer	2007	$363,022	$181,511	—	$225,077	$5,260	$774,870
Chief Executive Officer	2006	$300,000	$100,000	$79,600	$151,542	$700	$631,843
Frank A. Martin	2007	$276,349	$108,175	—	$63,773	$3,395	$451,692
Chairman	2006	$250,000	$125,000	—	$41,089	$3,448	$419,537
Raymond J. Fabius, M.D.	2007	$348,249	$125,000	—	$187,784	$5,537	$666,570
President and Chief	2006	$302,405	$75,000	$53,730	$140,726	$5,604	$577,465
Medical Officer
Yuri Rozenfeld	2007	$206,418	$61,925	—	$46,732	$4,641	$319,716
Senior Vice President,	2006	$195,000	$58,500	—	$45,395	$3,140	$302,035
General Counsel and Secretary
Bradley S. Wear	2007	$77,538	$31,015	—	$25,122	$66	$133,741
Senior Vice President and Chief Financial Officer(4)
David R. Bock	2007	$257,028	$68,450	—	$134,820	$7,336	$467,634
Former Executive Vice	2006	$250,000	$100,000	—	$151,627	$5,990	$507,617
President and Chief Financial Officer(5)
____________

(1)	“Bonus” consists of cash bonuses earned in the fiscal year identified. See “Compensation Discussion and Analysis” section of this Amendment to Annual Report on Form 10-K.

(2)
Represents value of option awards vested in 2006 calculated in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, and charged to I-trax’s operations in 2007.  For further details, including I-trax’s assumptions in calculating the fair value, please see Note 1, Summary of Significant Accounting Policies, and Note 11, Share Based Compensation, to I-trax’s financial statements included in I-trax’s Annual Report on Form 10-K for the period ended December 31, 2007 filed on March 17, 2008.

(3)	“All other compensation” includes I-trax’s 401(k) match and group term life insurance premiums.

(4)	Mr. Wear became the Chief Financial Officer of I-trax effective September 1, 2007.

(5)	Mr. Bock stepped down as the Chief Financial Officer of I-trax effective September 1, 2007. Mr. Bock’s bonus for 2007 was paid on April 25, 2008.

Grants of Plan-Based Awards

The following table lists, for each of the named executive officers, information about plan-based awards granted during 2007.

Name	Grant Date(1)	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($ /Sh)(2)	Grant Date Fair Value of Stock and Option Awards
R. Dixon Thayer	—	—	—	—
Frank A. Martin	—	—	—	—
Raymond J. Fabius, M.D.	—	—	—	—
Yuri Rozenfeld	8/13/2007	23,166	$3.60	$48,151
Bradley S. Wear	9/10/2007	125,000	$3.25	$234,000
David R. Bock	—	—	—	—
____________

(1)	The options vest in three equal installments on each of the first, second, and third anniversaries of the grant date.

(2)	The exercise price equals the closing price of I-trax common stock on the date of grant.

Outstanding Equity Awards at Fiscal Year-End

The following table lists information concerning the stock option grants held by each of the named executive officers at December 31, 2007.

		Number of Securities
		Underlying Unexercised		Option	Option
		Options (#)		Exercise	Expiration
Name	Grant Date(1)	Exercisable	Unexercisable	Price ($)	Date
R. Dixon Thayer	5/9/2003	40,000	—	$1.51	5/8/2013
	2/14/2005	304,078	25,000	$1.41	2/13/2015
	2/14/2005	70,922	—	$1.40	2/13/2015
	8/9/2006	74,373	148,747	$3.09	8/8/2016
Frank A. Martin	4/10/2001	70,000	—	$2.75	4/9/2011
	12/23/2002	1,750	—	$3.00	12/22/2012
	5/9/2003	100,000	—	$1.51	5/8/2013
	8/9/2006	35,417	70,833	$3.09	8/8/2016
Raymond J. Fabius, M.D.	5/17/2005	137,978	19,716	$1.40	5/16/2015
	5/17/2005	212,018	30,288	$1.56	5/16/2015
	8/9/2006	48,827	97,653	$3.09	8/8/2016
Yuri Rozenfeld	4/10/2001	40,000	—	$2.75	4/9/2011
	12/23/2002	1,300	—	$3.00	12/22/2012
	1/4/2002	10,000	—	$6.25	1/3/2012
	5/9/2003	50,000	—	$1.51	5/8/2013
	2/2/2005	36,664	3,336	$1.40	2/1/2015
	2/2/2005	60,000	—	$1.40	2/1/2015
	8/9/2006	9,750	19,500	$3.09	8/8/2016
	8/14/2007	—	23,166	$3.60	8/13/2017
Bradley S. Wear	9/11/2007	—	125,000	$3.25	9/10/2017
David R. Bock	5/9/2003	40,000	—	$1.51	5/8/2013
	2/2/2005	400,000	—	$1.40	2/2/2015
	8/9/2006	35,417	70,833	$3.09	8/8/2016
____________

(1)	The options vest in three equal installments on each of the first, second, and third anniversaries of the grant date.

Option Exercises and Stock Vested

None of the named executive officers exercised options to acquire common stock during fiscal 2007.  In addition, none of the named executive officers held restricted stock that vested during fiscal 2007.

Employment Agreements with Named Executive Officers

I-trax and its affiliated entities are parties to employment agreements with each of the named executive officers. The employment agreements are described in detail under “Potential Payments upon Termination or Change in Control” section below.

Potential Payments upon Termination and Change in Control

The table below quantifies, to the extent practicable, the payments that would be received by the applicable named executive officer (except for Mr. Bock, who ceased being an executive officer of I-trax on September 1, 2007 and whose employment terminated on January 2, 2008) if such officer’s employment was terminated as of December 31, 2007. Accordingly, all calculations are based on amounts earned by the applicable named executive officer through December 31, 2007. The actual amounts to be paid can only be determined at the time of the applicable named executive officer is separated from I-trax.

Name	Benefit(1)(2)	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
R. Dixon Thayer(3)	Salary	$772,479	$772,479	—	$32,187	$32,187	$772,479
	Bonus	$331,511	$331,511	—	—	—	$331,511
	Medical and dental	$32,029	$32,029	—	—	—	$32,029
	Stock options acceleration	53,500	53,500	—	—	—	53,500
Frank A. Martin	Salary	$572,114	$572,114	—	$23,838	$23,838	$572,114
	Bonus	$233,175	$233,175	—	—	—	$233,175
	Medical and dental	$23,056	$23,056	—	—	—	$23,056
	Stock options acceleration	—	—	—	—	—	—
Raymond J. Fabius, M.D.(4)	Salary	$772,839	$772,839	—	$30,118	$30,118	—
	Bonus	$250,000	$250,000	—	—	—	—
	Medical and dental	$26,348	$26,348	—	—	—	—
	Stock options acceleration	102,662	102,662	—	—	—	102,662
Yuri Rozenfeld	Salary	$210,625	$210,625	—	17,552	17,552	—
	Bonus	—	—	—	—	—	—
	Medical and dental	—	—	—	—	—	—
	Stock options acceleration	—	—	—	—	—	—
Bradley S. Wear	Salary	$240,000	$240,000	—	$20,000	$20,000	—
	Bonus	—	—	—	—	—	—
	Medical and dental	$14,065	$14,065	—	—	—	—
	Stock options acceleration	—	—	—	—	—	—
____________

(1)	Amounts reported with respect to “Medical and dental benefits” represent an estimate of COBRA payments that I-trax is obligated to reimburse the named executive officer.

(2)
The employment agreement with each named executive officer specifies that options to acquire Common Shares granted to such executive and covered by the employment agreement will accelerate upon a change in control of I-trax. This provision does not apply to options not specifically addressed in the employment agreement. Accordingly, amounts reported with respect to “Stock options acceleration” represent the difference between the exercise price of the options subject to acceleration and the December 31, 2007 closing price for Common Shares, multiplied by the number of options subject to acceleration.

(3)
If Mr. Thayer dies or is disabled while on company business or performing his duties under his employment agreement, Mr. Thayer’s termination benefits will be as provided upon termination w/out cause or for good reason. Under Mr. Thayer’s employment agreement, a change in control constitutes good reason.

(4)
If any payment made to Dr. Fabius is deemed an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code, I-trax must pay Dr. Fabius a “gross up” payment to compensate Dr. Fabius for the amount of the applicable taxes. However, a termination of Dr. Fabius’s employment in connection with a change in control at December 31, 2007 would not trigger an “excess parachute payment.”

The amounts in the table above represent the payments that each of the named executive officers would receive under his existing employment agreements in the event of termination of such named executive officers’ employment under several different circumstances.  Other than the benefits they are entitled to receive pursuant to their employment agreements, the named executive officers are only entitled to receive benefits provided on a non-discriminatory basis to salaried employees generally upon termination of employment or change in control. Set forth below is a description of the named executive officers’ employment agreements.

R. Dixon Thayer and Frank A. Martin

On December 17, 2007, I-trax entered into amended and restated employment agreements with Mr. Thayer and Mr. Martin. Each agreement continues in effect until terminated in accordance with the provisions of the agreement.  Mr. Thayer’s 2007 base salary under the agreement is $386,239.  Mr. Martin’s 2007 base salary under the agreement is $286,057. The compensation committee increased Messrs. Thayer’s and Martin’s base salary to $397,826 and $294,639, respectively, effective April 1, 2008.  Messrs. Thayer and Martin also receive an annual bonus as established by I-trax’s compensation committee.  Under the terms of the original agreement I-trax entered into with Mr. Thayer on February 15, 2005, Mr. Thayer received a grant of options to acquire 400,000 shares of I-trax common stock, the vesting of which will accelerate in the event of a change in control of I-trax.

I-trax may terminate each executive’s employment with or without cause at any time, and each executive may terminate his employment upon 90 days’ notice or upon shorter notice for good reason.  Good reason includes the failure by I-trax to continue the applicable executive in his position, material diminution of his responsibilities, duties or authority, assignment to him of duties inconsistent with his position, requiring him to be permanently based other than at his current location, or change in control of I-trax.

If Mr. Thayer’s or Mr. Martin’s employment is terminated without cause or for good reason, I-trax will pay to the applicable executive severance equal to two year’s salary, payable over two years, an amount equal to two times the average bonus paid to such executive for the most recent two years and an amount equal to the amount the executive would be required to pay to maintain full-time health benefits under COBRA while receiving severance.

Messrs. Thayer and Martin have agreed not to compete against I-trax for a period of one year or while receiving severance, whichever is longer, following the termination of executive’s employment.  Messrs. Thayer and Martin also agreed not to use or disclose any confidential information of I-trax for at least five years after the termination of such executive’s employment.

Raymond J. Fabius, M.D.

I-trax entered into an employment agreement with Dr. Fabius on April 15, 2005.  The agreement is for an initial term of three years and renews automatically for successive additional terms of two years each.  Dr. Fabius’s 2007 base salary under the agreement was $361,419.  The compensation committee increased Dr. Fabius’s base salary to $372,262 effective April 15, 2008.  Under the terms of the agreement, Dr. Fabius received a grant of options to acquire 400,000 shares of I-trax common stock, the vesting of which will accelerate in the event of a change in control of I-trax.

I-trax may terminate Dr. Fabius’s employment with or without cause at any time, and Dr. Fabius may terminate his employment upon 60 days’ notice or upon shorter notice for good reason.  Good reason includes the failure by I-trax to continue Dr. Fabius in his position, material diminution of his responsibilities, duties or authority, assignment to him of duties inconsistent with his position or requiring him to be permanently based other than at his current location.

If Dr. Fabius’s employment is terminated without cause or for good reason, I-trax will pay Dr. Fabius severance equal to two year’s salary, payable over two years, plus an additional amount equal to two times the average bonus received by Dr. Fabius during the immediately preceding two years, and an amount equal to the amount the executive would be required to pay to maintain full-time health benefits under COBRA while receiving severance.

Dr. Fabius has agreed not to compete against I-trax for a period of one year or while receiving severance, whichever is longer, following the expiration of the initial term or renewal term, even if the actual employment is terminated prior to such expiration.  Dr. Fabius also agreed not to use or disclose any confidential information of I-trax for at least five years after the expiration of the original term or additional term, even if the actual employment is terminated prior to such expiration.

Yuri Rozenfeld

On November 17, 2004, I-trax entered into employment agreements with Mr. Rozenfeld.  The agreement is for an initial term of three years and renews automatically for an additional terms of two years.  Mr. Rozenfeld’s 2007 base salary under the agreement was $210,625.  The compensation committee increased Mr. Rozenfeld’s base salary to $216,944 effective April 1, 2008.  Under the terms of the agreement, Mr. Rozenfeld received a grant of options to acquire 60,000 shares of I-trax common stock, the vesting of which will accelerate in the event of a change in control of I-trax.

I-trax may terminate Mr. Rozenfeld’s employment with or without cause at any time, and Mr. Rozenfeld may terminate his employment upon 90 days’ notice or upon shorter notice for good reason. Good reason includes the failure by I-trax to continue Mr. Rozenfeld in his executive position, material diminution of his responsibilities, duties or authority, assignment to him of duties inconsistent with his position or requiring him to be permanently based other than at each executive’s current location.

If either executive’s employment is terminated without cause or for good reason, I-trax will pay to Mr. Rozenfeld severance equal to one year’s salary, payable over one year.

Mr. Rozenfeld has agreed not to compete against I-trax for a period of one year following the expiration of the initial term or renewal term, even if the actual employment is terminated prior to such expiration.  Mr. Rozenfeld has also agreed not to use or disclose any confidential information of I-trax for at least five years after the expiration of the original term or additional term, even if the actual employment is terminated prior to such expiration.

Bradley S. Wear and Peter M. Hotz

I-trax entered into employment agreement with Mr. Wear on September 1, 2007 and into amended and restated employment agreement with Mr. Hotz on March 3, 2008.  Each agreement is for an initial term of three years and renews automatically for successive additional terms of one year each.  Messrs. Wear’s and Hotz’s base salary under the applicable agreement is $240,000.  The compensation committee increased Mr. Wear’s base salary to $243,600 effective April 1, 2008.  Under the terms of Mr. Wear’s agreement, Mr. Wear received a grant of options to acquire 125,000 shares of I-trax common stock.

I-trax may terminate each executive’s employment with or without cause at any time, and each executive may terminate his employment upon 90 days’ notice or upon shorter notice for good reason.  Good reason includes the failure by I-trax to continue the applicable executive in his executive position or requiring him to be permanently based other than at each executive’s current location.

If either executive’s employment is terminated without cause or for good reason, I-trax will pay to the applicable executive severance equal to one year’s salary, payable over one year, and an amount equal to the amount the executive would be required to pay to maintain full-time health benefits under COBRA while receiving severance.

Each executive has agreed not to compete against I-trax for a period of one year following the expiration of the initial term or renewal term, even if the actual employment is terminated prior to such expiration. Each executive has also agreed not to use or disclose any confidential information of I-trax for at least five years after the expiration of the original term or additional term, even if the actual employment is terminated prior to such expiration.

Mr. Hotz was not described in the table above because he was not a named executive officer of I-trax for 2007.

David R. Bock

On May 29, 2007, I-trax entered into an amended and restated employment agreement with Mr. Bock.  The agreement provided for a term of employment expiring on the later of August 31, 2007 and 30 days after delivery of notice of termination by either I-trax or Mr. Bock.  Mr. Bock’s 2007 base salary under the agreement was $259,616.

Mr. Bock has agreed not to compete against I-trax for a period of one year following the expiration of his employment.  Mr. Bock has also agreed not to use or disclose any confidential information of I-trax for at least five years after the expiration of his employment.

Mr. Bock ceased being an executive officer on September 1, 2007 and ceased being an employee on January 2, 2008. On January 2, 2008, Mr. Bock entered into a separation agreement with I-trax that (i) reconfirms his severance of $125,000; (ii) provides for the acceleration and extension of the exercise period of stock options exercisable into 70,833 Common Shares at a price per share of $3.09; (iii) provides for the maintenance of full-time health benefits under COBRA for Mr. Bock for a period of six months at a cost of approximately $6,500; and (iv) provides for the payment of a bonus for Mr. Bock’s 2007 performance, which was determined to be $68,450 and paid on April 25, 2008.  The intrinsic value of the accelerated options, based on the closing price of I-trax common stock on January 2, 2008 ($3.53) is approximately $31,167.

Accrued Pay and Regular Retirement Benefits

In addition to the benefits described above, the named executive officers are also entitled to certain payments and benefits upon termination of employment that are provided on a non-discriminatory basis to salaried employees generally upon termination of employment. These include life insurance benefits and distributions of plan balances under I-trax’s 401(k) plan.

Similarly, except as described above, upon termination of employment, a named executive officer’s options are subject to the terms applicable to all recipients of such awards under I-trax’s applicable plans. Except as described above, I-trax is not obligated to provide any special accelerated vesting of options held by the named executive officers.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The current members of I-trax’s compensation committee are Philip D. Green (chairman) and Gail F. Lieberman.  No executive officer of I-trax has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a director or member of the compensation committee of I-trax.

SUMMARY DIRECTOR COMPENSATION TABLE

The following table summarizes compensation paid by I-trax to non-employee directors during 2007.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	All Other Compensation ($)	Total ($)
Haywood D. Cochrane, Jr.	$26,000	—	—	$26,000
Philip D. Green	$31,750	$11,777.00	—	$43,527.00
Gail F. Lieberman	$48,000	$18,395.00	—	$66,395.00
Gerald D. Mintz	$33,000	$23,529.00	—	$56,529.00
David B. Nash, M.D.	$26,000	$11,764.00	—	$37,764.00
Jack A. Smith	$32,500	$35,693.00	—	$68,193.00
____________

(1)
Represents value of option awards vested in 2007 calculated in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), and charged to I-trax’s operations in 2007. For further details, including I-trax’s assumptions in calculating the fair value, please see Note 1, Summary of Significant Accounting Policies, and Note 11, Share Based Compensation, to I-trax’s financial statements included in I-trax’s Annual Report on Form 10-K for the period ended December 31, 2007 filed on March 17, 2008.

(2)
The named directors hold options to acquire shares of common stock as follows: Mr. Cochrane — 300,000 shares; Mr. Green — 102,880 shares; Ms. Lieberman — 80,000 shares; Mr. Mintz — 80,000 shares; Dr. Nash — 60,000; and Mr. Smith — 40,000 shares. Mr. Cochrane’s options were received in connection with his services as an executive officer of I-trax. These options remain outstanding and continue to vest in consideration of Mr. Cochrane’s continued service as a director of I-trax. In accordance with the fair value recognition provisions of SFAS 123R, for 2007, $90,477 in share-based compensation expense was recognized for option awards that Mr. Cochrane had previously received in connection with his services as an executive officer of I-trax. In addition, pursuant to the terms of his original employment agreement, Mr. Cochrane received $8,377 in medical and dental benefits from I-trax in 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table represents information about all equity compensation plans under which equity securities of I-trax are authorized for issuance as of December 31, 2007.

Plan Category	Number of shares of common stock issuable upon the exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares of common stock available for issuance under equity compensation plans (excluding shares of common stock reflected in first column)
Equity compensation plans approved by security holders (1)	4,567,323	$2.20	31,852
Equity compensation plans not approved by security holders (2)	1,750,755	$2.99	--
Totals:	6,318,078	$2.42	31,852

(1)
Represents shares issuable upon exercise of options under our 2000 and 2001 Equity Compensation Plans.  The number of shares authorized for issuance under the 2001 Plan increases automatically on the first day of each year by 300,000 shares.  Generally, options granted under the 2000 and 2001 Plans vest over a period of three years with respect to grants made to employees and consultants and over a period of two years with respect to options granted to directors.  Exercise prices are established with reference to our common stock’s market price.

(2)
Includes options to acquire an aggregate of 163,000 shares granted outside of our 2000 and 2001 Equity Compensation Plans and warrants to acquire an additional 1,587,755 shares.  Options granted outside of our 2000 and 2001 Plans have terms similar to options granted pursuant to the Plans, including exercise prices established with reference to our common stock’s market price and vesting and exercise terms.  Warrants are granted as necessary to secure financings and have terms of three to ten years.

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth, as of April 24, 2008, the number of shares and percentage of common stock beneficially owned by:

•	our Chief Executive Officer, current Chief Financial Officer, former Chief Financial Officer and three other most highly compensated executive officers based on compensation earned during 2007;

•	each director;

•	all directors and executive officers as a group; and

•	each person who is known by I-trax to beneficially own 5% or more of I-trax’s outstanding common stock.

Beneficial ownership was determined in accordance with Rule 13d-3 under the Exchange Act.  Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, a person is deemed to beneficially own certain shares if the person has the right to acquire the shares, such as upon exercise of options or warrants, within 60 days of April 24, 2008, the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares includes the amount of shares beneficially owned by such person (and only such person) by reason of any acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

To I-trax’s knowledge, except as indicated in the footnotes to this table and under applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Executive Officers and Directors*	Common Stock Beneficially Owned	Convertible Securities Exercisable Within 60 Days**	Total	Percent of Class
Frank A. Martin	830,707	450,778	1,281,485	3.01%
R. Dixon Thayer	45,300	514,373	559,673	1.31%
Raymond J. Fabius, M.D.	147,916	448,827	596,743	1.40%
David R. Bock	119,693	475,417	595,110	1.40%
Haywood D. Cochrane, Jr.	236,626	306,893	543,519	1.28%
Yuri Rozenfeld(1)	53,894	208,550	262,444	***
Philip D. Green	17,800	82,880	100,680	***
Gerald D. Mintz	12,000	40,000	52,000	***
Jack A. Smith	8,000	40,000	48,000	***
Gail F. Lieberman	—	40,000	40,000	***
David B. Nash, M.D.	—	40,000	40,000	***
Bradley S. Wear	—	—	—	***
All executive officers and directors as a group (12 persons)	1,367,043	2,195,634	3,562,677	9.28

5% Stockholders	Common Stock Beneficially Owned	Convertible Securities Exercisable Within 60 Days	Total	Percent of Class
FMR LLC(2)	4,042,079	—	4,042,079	9.59%
Pequot Capital Management, Inc.(3)	3,144,606	—	3,144,606	7.46%
Ashford Capital Management Inc.(4)	3,127,900	—	3,127,900	7.42%
____________

*	Executive officers and directors of I-trax can be reached at I-trax, Inc., 4 Hillman Drive, Suite 130, Chadds Ford, Pennsylvania 19317.

**	Includes shares of common stock issuable upon exercise or conversion of options, warrants or Series A Convertible Preferred Stock.

***	Less than 1% of the outstanding shares of common stock.

(1)
Mr. Rozenfeld is a partner of The Spartan Group Limited Partnership (“Spartan”), an owner of 6,000 shares.  Mr. Rozenfeld has shared voting and shared dispositive power with respect to the shares held by Spartan.  Mr. Rozenfeld may be deemed to have beneficial ownership of the shares held by Spartan. Mr. Rozenfeld disclaims beneficial ownership of the shares held by Spartan, except to the extent of his pecuniary interest in Spartan.

(2)
Pursuant to a Schedule 13G filed on February 14, 2008, consists of shares beneficially owned by FMR LLC (“FMR”) as of December 31, 2007 as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940 (the ownership of one investment company, Fidelity Small Cap Stock Fund, amounted to 2,273,463 shares) and includes 4,042,079 shares to which FMR has sole voting power and dispositive power. The Schedule 13G was filed jointly by FMR and Edward C. Johnson 3d. Edward C. Johnson 3d is Chairman of FMR.  Members of Mr. Johnson’s family are the predominant owners of Series B shares of FMR, representing 49% of the voting power of FMR and all Series B shareholders have entered into a shareholders’ voting agreement under which all Series B shares will be voted in accordance with the majority vote of Series B shares.  As such, members of Mr. Johnson’s family may be deemed to be members of a controlling group with respect to FMR.  The amounts beneficially owned by FMR include 1,848,607 shares beneficially owned by Fidelity Management & Research Company, an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 and a wholly-owned subsidiary of FMR; and 466,700 shares beneficially owned by Pyramis Global Advisors Trust Company, a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, and an indirect wholly-owned subsidiary of FMR. The address for FMR is 82 Devonshire Street, Boston, Massachusetts 02109.  (Based on Schedule 13G/A filed by FMR with the SEC on February 14, 2008.)

(3)
Pequot Capital Management, Inc. (“Pequot Capital”) is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 and has sole voting and dispositive power with respect to the shares it beneficially owns.  The address for Pequot Capital is 500 Nyala Farm Road, Westport, Connecticut 06880.  (Based on Schedule 13G/A filed by Pequot Capital Management with the SEC on February 12, 2008.)

(4)
Ashford Capital Management, Inc. (“Ashford Capital”) is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 and has sole voting and dispositive power with respect to the shares it beneficially owns. The address for Ashford Capital is 1 Walker’s Mill Road, P.O. Box 4172, Wilmington, Delaware 19807. (Based on Schedule 13G/A filed by Ashford Capital with the SEC on February 14, 2008.)

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

There were no related party transactions subject to disclosure herein.  The board of directors, at its annual meeting, reviews the independence of each director and considers and approves, if so determined, all related party transactions.

Director Independence

The board has determined that Ms. Lieberman, Dr. Nash and each of Messrs. Green, Mintz and Smith are independent, as defined in Section 121(A), as in effect on April 24, 2008, of the American Stock Exchange, or AMEX listing standards.  As required by the AMEX listing standards, the independent directors meet at least annually in executive session without the non-independent directors and management.

Board of Directors’ Committees

The board of directors has a compensation committee, an audit committee, and a nominating and corporate governance committee.  All members of the board, however, participate in the consideration of director nominees.

Compensation Committee

The compensation committee consists of two members — Mr. Green, chairman, and Ms. Lieberman. The board has determined that each of Mr. Green and Ms. Lieberman is independent, as defined in Section 121(A), as in effect of April 24, 2008, of the AMEX listing standards.  The compensation committee is governed by a charter, a copy of which is posted on I-trax’s website at www.i-trax.com and is available in print to any stockholder on request.

Audit Committee

The audit committee consists of three members — Ms. Lieberman, chairperson, and Messrs. Mintz and Smith.  The board has determined that Ms. Lieberman and each of Messrs. Mintz and Smith are audit committee financial experts who meet the Securities and Exchange Commission’s criteria for financial experts and each is financially sophisticated for the purposes of the AMEX listing standards.  The board has also determined that each of Ms. Lieberman and Messrs. Mintz and Smith is independent, as defined in Section 121(A), as in effect on April 24, 2008, of AMEX listing standards and Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  The audit committee is governed by a charter, a copy of which is posted on I-trax’s website at www.i-trax.com and is available in print to any stockholder on request.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee consists of two members — Dr. Nash and Mr. Green. Each of Dr. Nash and Mr. Green is independent, as defined in Section 121(A), as in effect on April 24, 2008, of the AMEX listing standards.

Item 14.	Principal Accounting Fees and Services

McGladrey and Pullen, LLP (“M&P”) have billed the Company as follows for the year ended December 31, 2007. As previously disclosed, a majority of the partners of Goldstein Golub Kessler LLP (“GGK”) became partners of M&P. As a result, GGK resigned as auditors of the Company effective December 3, 2007 and M&P were appointed as auditors for the Company’s annual financial statements for the year ended December 31, 2007.

	Fiscal 2007	Fiscal 2006

Audit Fees – M&P (1)	$399,000
Audit Fees - GGK (1)	86,000	$502,000
Audit-Related Fees M&P (2)	22,000	--
Tax Fees	--	--
All Other Fees	--	--
Total Fees	$507,000	$502,000

(1)
Includes fees of $200,000 and $282,000 for fiscal 2007 and 2006, respectively, associated with the audit of I-trax’s internal controls over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002.

(2)
Audit related fees primarily include attest services related to financial reporting that are not required by statute and regulation and accounting consultation concerning financial accounting and reporting standards.

The audit committee’s policy provides for the pre-approval of audit and non-audit services performed by I-trax’s independent auditor.  Under the policy, the audit committee may pre-approve specific services, including fee levels, by the independent auditor in designated categories of audit, audit-related, tax services and all other services.  All fees paid by I-trax to M&P and GGK for fiscal 2007 and 2006 were pre-approved under the audit committee’s pre-approval policy.

From September 30, 2005, GGK has had a continuing relationship with RSM McGladrey, Inc. (“RSM”) from which it leased auditing staff who were full time, permanent employees of RSM and through which its partners provided non-audit services.  GGK had no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK.  GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.  On December 3, 2007, the Company was notified that the partners of GGK became partners of M&P in a limited asset purchase agreement and that GGK resigned as independent registered public accounting firm for the Company.  On December 3, 2007, M&P was appointed as the Company’s new independent registered public accounting firm.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(b) Exhibits:

Exhibit Number	Description	Incorporated by Reference to:

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 29, 2008.

I-TRAX, INC.

By:  /s/ R. Dixon Thayer
R. Dixon Thayer, Chief Executive Officer
(Principal Executive Officer)

By:  /s/ Bradley S. Wear
Bradley S. Wear, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference to:

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.